Form 10-Q
period 2010-09-30
Carey Watermark Investors Inc
filed 2010-11-12
CIK 1430259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 333-149899

CAREY WATERMARK INVESTORS INCORPORATED
(Exact name of registrant as specified in its charter)

Maryland	26-2145060
(State of incorporation)	(I.R.S. Employer Identification No.)

50 Rockefeller Plaza
New York, New York	10020
(Address of principal executive office)	(Zip Code)
Investor Relations (212) 492-8920
(212) 492-1100
(Registrant’s telephone numbers, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 23,222 shares of common stock, $.001 par value, outstanding at November 1, 2010.

INDEX

Page No.
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets	2

Consolidated Statements of Operations	3

Consolidated Statement of Equity	4

Consolidated Statement of Cash Flows	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

Item 4. Controls and Procedures	10

PART II — OTHER INFORMATION

Item 1A. Risk Factors	11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 6. Exhibits	12

Signatures	13

Exhibit 3.1
Exhibit 4.1
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 31.1
Exhibit 31.2
Exhibit 32
Forward Looking Statements
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to the risk factors described in our Registration Statement on Form S-11 (File No. 333-149899). We do not undertake to revise or update any forward-looking statements. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved.
CWI 9/30/2010 10-Q — 1

PART I
Item 1. Financial Statements
CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2010	December 31, 2009
Assets
Cash and cash equivalents	$208,663	$8,663

Total assets	$208,663	$8,663

Liabilities
Due to affiliates	$45,500	$—
Commitments and contingencies (Note 4)

Stockholders’ Equity
Common stock, $0.001 par value; authorized 300,000,000 shares; issued and outstanding, 23,222 and 1,000 shares, respectively	23	1
Additional paid-in capital	208,977	8,999
Accumulated deficit	(45,837)	(337)

Total stockholders’ equity	163,163	8,663

Total liabilities and stockholders’ equity	$208,663	$8,663

Note:	The balance sheet at December 31, 2009 has been derived from the audited financial statement at that date.
See Notes to Consolidated Financial Statements.
CWI 9/30/2010 10-Q — 2

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended	Nine months ended
	September 30, 2010	September 30, 2010

Expenses
General and administrative	$(45,500)	$(45,500)

Net Loss	$(45,500)	$(45,500)

Loss Per Share	$(3.76)	$(9.59)

Weighted Average Shares Outstanding	12,111	4,744

See Notes to Consolidated Financial Statements.
CWI 9/30/2010 10-Q — 3

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

			Additional	Accumulated
	Shares	Common Stock	Paid-In Capital	Deficit	Total

Balance at January 1, 2010	1,000	$1	$8,999	$(337)	$8,663

Shares, $0.001 par value, issued to the advisor at $9.00 per share	22,222	22	199,978		200,000
Net loss				(45,500)	(45,500)

Balance at September 30, 2010	23,222	$23	$208,977	$(45,837)	$163,163

See Notes to Consolidated Financial Statements.
CWI 9/30/2010 10-Q — 4

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Nine months ended
September 30, 2010
Cash Flows — Operating Activities
Net loss	$(45,500)
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in amount due to affiliates	45,500

Net cash provided by operating activities	—

Cash Flows — Financing Activities
Proceeds from stock issuance	200,000

Net cash provided by financing activities	200,000

Net increase in cash and cash equivalents:	200,000
Cash and cash equivalents, beginning of period	8,663

Cash and cash equivalents, end of period	$208,663

Noncash investing and financing activities:

(a)	Amounts due to affiliate for general and administrative costs total $45,500 to date.
See Notes to Consolidated Financial Statements.
CWI 9/30/2010 10-Q — 5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Organization and Offering
Organization
Carey Watermark Investors Incorporated (together with its consolidated subsidiaries, “we”, “us” or “our”) is a Maryland corporation formed in March 2008 for the purpose of acquiring, owning, disposing of and, through our advisor, managing and seeking to enhance the value of, interests in lodging and lodging related properties, primarily in the United States. We intend to conduct substantially all of our investment activities and own all of our assets through CWI OP, LP, our “Operating Partnership.” We are a general partner and a limited partner and will own approximately a 99.985% capital interest in the Operating Partnership. Carey Watermark Holdings, LLC, an entity substantially all of which is owned by CLA Holdings, LLC, an indirect subsidiary of W. P. Carey & Co. LLC (“W. P. Carey”), Carey REIT II, Inc.(“Carey REIT II”) and CWA, LLC, a subsidiary of Watermark Capital Partners, LLC (a related party), will hold a special general partner interest in the Operating Partnership. We had not begun operations as of September 30, 2010.
Carey Lodging Advisors, LLC, an indirect subsidiary of W. P. Carey, is our “advisor” and will manage our business. CWA, LLC, the “subadvisor,” has entered into a subadvisory agreement with our advisor effective upon the commencement of this offering. Our advisor and the subadvisor will manage our overall portfolio, including providing oversight and strategic guidance to the independent property operators that manage our properties.
Public Offering
On September 15, 2010, our Registration Statement on Form S-11 (File No. 333-149899), covering an initial public offering of up to 100,000,000 shares of common stock at $10.00 per share was declared effective under the Securities Act of 1933, as amended. The Registration Statement also covers the offering of up to 25,000,000 shares of common stock at $9.50 pursuant to our distribution reinvestment plan. Our initial public offering is being offered on a “best efforts” basis by Carey Financial, LLC, an affiliate of the advisor (“Carey Financial”), and other selected dealers. We intend to use the net proceeds of the offering to acquire, own and manage a portfolio of interests in lodging and lodging related properties. While our core strategy is focused on the lodging industry, we may also invest in other real estate property sectors.
On March 19, 2008, Carey REIT II, a wholly-owned subsidiary of W. P. Carey and an affiliate of our advisor, purchased 1,000 shares of our common stock for $9,000 and was admitted as our initial stockholder. Additionally, on August 16, 2010, we received a capital contribution of $200,000 in cash from Carey REIT II in exchange for 22,222 shares of our common stock. Carey REIT II purchased its shares at $9.00 per share, net of commissions and fees, which would have otherwise been payable to Carey Financial.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
Our interim consolidated financial statements have been prepared, without audit, in accordance with the instructions to Form 10-Q and therefore do not necessarily include all information and footnotes necessary for a fair statement of our consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States (“GAAP”).
In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.
We had no significant operations as of September 30, 2010. Our operating expenses for the nine months ended September 30, 2010 consist solely of administrative expenses related to fees paid to our board of directors. Activity for the nine months ended September 30, 2009 was nominal and, therefore, is not presented. The consolidated financial statements reflect all of our accounts, including those of our majority-owned and/or controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.
Basis of Consolidation
The consolidated financial statements reflect all of our accounts, including those of our majority-owned and/or controlled subsidiaries. The portion of equity in a subsidiary that is not attributable, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.
CWI 9/30/2010 10-Q — 6

Notes to Consolidated Financial Statements
The Financial Accounting Standard Board (“FASB”) has issued amended guidance related to the consolidation of variable interest entities (“VIEs”). The amended guidance affects the overall consolidation analysis, changing the approach taken by companies in identifying which entities are VIEs and in determining which party is the primary beneficiary, and requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amended guidance changes the consideration of kick-out rights in determining if an entity is a VIE. Additionally, the guidance requires an ongoing reconsideration of the primary beneficiary and provides a framework for the events that trigger a reassessment of whether an entity is a VIE.
We performed an analysis of all of our subsidiary entities to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of our assessment, we have concluded that none of our subsidiaries is a VIE and all are consolidated under the voting model.
Cash and Cash Equivalents and Short-Term Investments
We consider all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items to be classified as cash equivalents include commercial paper and money-market funds. Our cash and cash equivalents at September 30, 2010 and December 31, 2009 were held in the custody of one financial institution and, these balances, at times, exceeded federally insurable limits. We mitigate this risk by depositing funds with major financial institutions. Instruments that have a maturity of three months or more at the time of purchase will be classified as short-term investments in the consolidated financial statements.
Federal Income Taxes
We intend to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986 (the “Code”) beginning with our taxable year ending December 31, 2010. In order to maintain our qualification as a REIT, we will be required to, among other things, distribute at least 90% of our REIT taxable income to our stockholders and meet certain tests regarding the nature of our income and assets. Under the Code, REITs are subject to numerous organizational and operational requirements including limitations on certain types of gross income. As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute to stockholders as long as we meet such requirements and distribute at least 90% of our net taxable income (excluding net capital gains) on an annual basis. If we fail to qualify for taxation as a REIT for any taxable year, our income will be taxed at regular corporate rates, and we may not be able to qualify for treatment as a REIT for that year and the next four years. Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to state, local and foreign taxes on our income and property and to income and excise taxes on our U.S. undistributed income.
We may elect to treat one or more of our corporate subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax.
Organization and Offering Costs
The advisor has paid various organization and offering costs on our behalf, all or a portion of which we may be liable for under the advisory agreement (see Note 3). When it becomes probable that we will be liable for these costs and we can estimate our liability, we will accrue costs incurred in connection with the raising of capital as deferred offering costs. Upon receipt of offering proceeds and reimbursement to the advisor for costs incurred, we will charge the deferred offering costs to stockholders’ equity as appropriate. Such reimbursements will not exceed regulatory cost limitations. Organization costs will be expensed as incurred and will be included in General and administrative expenses in the financial statements.
CWI 9/30/2010 10-Q — 7

Notes to Consolidated Financial Statements
Note 3. Agreements and Transactions with Related Parties
Effective September 15, 2010, we entered into a dealer manager agreement with Carey Financial, whereby Carey Financial will receive a selling commission of up to $0.70 per share sold and a dealer manager fee of up to $0.30 per share sold, a portion of which may be re-allowed to the selected broker dealers.
Effective September 15, 2010, we entered into an advisory agreement with the advisor to perform certain services for us, including managing the offering and our overall business, identification, evaluation, negotiation, purchase and disposition of lodging related properties and the performance of certain administrative duties. Pursuant to the advisory agreement, after we have reached the minimum offering amount of $10 million, the advisor shall be reimbursed for all organization and offering costs incurred in connection with our offering, up to a maximum amount (excluding selling commissions and the dealer manager fee) of 2.0% of the gross proceeds of our offering and distribution reinvestment plan. Through September 30, 2010, the advisor has incurred organization and offering costs on our behalf of approximately $73,598 and $2,497,434, respectively; however at September 30, 2010, we were not obligated to pay any of these costs because we had not reached the minimum offering amount at that date. The advisor will also receive acquisition fees of 2.5% of the total investment cost of the properties acquired and loans originated by us not to exceed 6% of the aggregate contract purchase price of all investments and loans. We will also pay the advisor an annual asset management fee equal to 0.50% of the aggregate average market value of our investments. Carey Watermark Holdings, LLC, an affiliate of the advisor, will receive a 10% interest in distributions of available cash by the Operating Partnership and a subordinated interest of 15% of the net proceeds from the sale, exchange or other disposition of operating partnership assets. The advisor will also receive disposition fees of up to 1.5% of the contract sales price of a property. We will also pay the advisor a loan refinancing fee of up to 1% of a refinanced loan, if certain conditions described in our prospectus are met.
Additionally, effective September 15, 2010, the advisor entered into a subadvisory agreement with the subadvisor, whereby the advisor will pay 20% of the aforementioned fees earned under the advisory agreement to the subadvisor. In addition, the subadvisor owns a 20% interest in Cary Watermark Holdings, LLC.
Note 4. Commitments and Contingencies
As of September 30, 2010, we were not involved in any material litigation.
We will be liable for certain expenses of the offering described in our prospectus, which include filing, legal, accounting, printing and escrow fees, which are to be deducted from the gross proceeds of the offering. We will reimburse Carey Financial or one of its affiliates for expenses (including fees and expenses of its counsel) and for the costs of any sales and information meetings of Carey Financial’s registered representatives or employees of one of its affiliates relating to the offering. The total underwriting compensation to Carey Financial and other dealers in connection with the offering shall not exceed limitations prescribed by the Financial Industry Regulatory Authority, Inc. The advisor has agreed to be responsible for the repayment of (i) organization and offering expenses (excluding selling commissions to Carey Financial with respect to shares held by clients of it and selected dealers and fees paid and expenses reimbursed to selected dealers) which exceed 2% of the gross proceeds of the offering and (ii) organization and offering expenses (including selling commissions, fees and fees paid and expenses reimbursed to selected dealers) which exceed 15% of the gross proceeds of the offering.
Note 5. Subsequent Events
On October 11, 2010, we announced that our board of directors had determined to pay distributions at a daily rate initially representing an annualized yield of 4% on the offering price of $10.00. Distributions will not accrue or be payable until subscriptions for sales of at least $10 million have been received.
On October 13, 2010, Carey Watermark Holdings, LLC purchased a capital interest in the Operating Partnership, CWI, OP, LP, representing its special general partnership interest of 0.015% for $185,625. Subsequent to this transaction, our general partnership interest is 99.985%.
CWI 9/30/2010 10-Q — 8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our MD&A should be read in conjunction with the financial statements and accompanying notes thereto as of September 30, 2010.
Business Overview
We were formed in March 2008 for the purpose of acquiring, owning, disposing of and, through our advisor, managing and seeking to enhance the value of, interests in lodging and lodging related properties, primarily in the United States. We intend to qualify as a REIT and intend to conduct substantially all of our investment activities and own all of our assets through CWI OP, LP, our Operating Partnership. We are a general partner and a limited partner and will own approximately a 99.985% capital interest in the Operating partnership. Carey Watermark Holdings, LLC, an entity substantially all of which is owned by CLA Holdings, LLC, Carey REIT II, Inc. and CWA, LLC will hold a special general partner interest in the Operating Partnership.
Carey Lodging Advisors, LLC is our advisor and will manage our business. CWA, LLC, a subsidiary of Watermark Capital Partners LLC, entered into a subadvisory agreement with our advisor effective upon the commencement of this offering. Our advisor and the subadvisor will manage our overall portfolio, including providing oversight and strategic guidance to the independent property operators that manage our properties.
Significant Developments
Public Offering — On September 15, 2010, our Registration Statement on Form S-11 (File No. 333-149899), covering an initial public offering of up to 100,000,000 shares of our common stock at $10.00 per share, was declared effective under the Securities Act of 1933. The Registration Statement also covers the offering of up to 25,000,000 shares of common stock at $9.50 per share pursuant to our distribution reinvestment plan. Our initial public offering is being offered on a “best efforts” basis by Carey Financial, LLC and other selected dealers.
We intend to use the net proceeds of the offering to acquire, own and manage a portfolio of interests in lodging and lodging related properties. While our core strategy will be focused on the lodging industry, we may also invest in other real estate property sectors.
Subsequent Events — On October 11, 2010, we announced that our board of directors had determined to pay distributions at a daily rate initially representing an annualized yield of 4% on the offering price of $10.00. Distributions will not accrue or be payable until subscriptions for sales of at least $10 million have been received.
On October 13, 2010, Carey Watermark Holdings, LLC purchased a capital interest in the Operating Partnership, CWI, OP, LP, representing its special general partnership interest of 0.015% for $185,625. Subsequent to this transaction, our general partnership interest is 99.985%.
Results of Operations
We are a newly formed company and have no operating history. We are dependent upon proceeds received from the offering to conduct our proposed activities. In addition, we currently own no properties. The capital required to purchase any property will be obtained from the offering proceeds and from any mortgage indebtedness that we may incur in connection with the acquisition of any property or thereafter. We have initially been capitalized with $209,000 from the sale of 23,222 shares to an affiliate of the advisor.
We have an accumulated deficit of $45,837 representing general and administrative costs which consist primarily of directors’ fees incurred prior to the commencement of our operations. To date, these costs have been funded primarily by advances from an affiliate of the advisor. Additionally, pursuant to our advisory agreement as described in Note 3, we may be liable for all or a portion of the organization and offering costs paid by the advisor on our behalf. Such organization and offering costs were $73,598 and $2,497,434, respectively, through September 30, 2010. As of the date of this report, we have no commitments to acquire any property or to make any other material capital expenditures. We will not commence our operations until we have sold at least the minimum offering of 1,000,000 shares.
Financial Condition
Liquidity would be affected adversely by unanticipated costs and greater-than-anticipated operating expenses. To the extent that the working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowings. In addition, subject to limitations described in our prospectus, we may incur indebtedness in connection with the acquisition of any property, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financings or refinancings in additional properties.
CWI 9/30/2010 10-Q — 9

If we qualify as a REIT, we will not be subject to U.S. federal income taxes on amounts distributed to stockholders provided we meet certain conditions, including distributing at least 90% of our taxable income to stockholders. Our objectives are to pay quarterly distributions at an increasing rate, to increase equity in our real estate through regular mortgage principal payments and to own a geographically diversified portfolio of lodging properties that will increase in value. Our distributions may exceed our earnings and our cash flow from operating activities and may be paid from borrowings, offering proceeds and other sources, without limitation, particularly during the period before we have substantially invested the net proceeds from this offering.
As a REIT, we are allowed to own lodging properties but are prohibited from operating these properties. In order to comply with applicable REIT qualification rules, we will enter into leases for each of our lodging properties with the TRS lessees. The TRS lessees will in turn contract with independent property operators that will manage day-to-day operations of our properties under the oversight of the subadvisor.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We currently have limited exposure to financial market risks, including changes in interest rates. We currently have no foreign operations and are not exposed to foreign currency fluctuations.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2010, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2010 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
CWI 9/30/2010 10-Q — 10

PART II
Item 1A. Risk Factors
We are not aware of any significant trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a significant impact on either the ability to raise capital or the revenue to be derived from the acquisition and operation of any investments we will make, other than those referred to in the risks described in the “Risk Factors” section of our Registration Statement on Form S-11 as filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As of the date of this Report, Carey REIT II owns 23,222 shares of our common stock. Since this transaction was not considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act of 1933, as amended, the shares issued were deemed to be exempt from registration. In acquiring our shares, Carey REIT II represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
We intend to use the net proceeds of the offering to acquire, own and manage a portfolio of interests in lodging and lodging related properties.
CWI 9/30/2010 10-Q — 11

Item 6. Exhibits

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment and Restatement of Carey Watermark Investors Incorporated	Filed herewith
3.2	Bylaws of Carey Watermark Investors Incorporated (Incorporated by reference to Exhibit 3.3 to the registrant’s Registration Statement on Form S-11 (File No. 333-149899) filed on March 26, 2008)
4.1	Distribution Reinvestment and Stock Purchase Plan	Filed herewith
10.1	Advisory Agreement dated September 15, 2010, between Carey Watermark Investors Incorporated, CWI OP, LP, and Carey Lodging Advisors, LLC	Filed herewith
10.2	Agreement of Limited Partnership of CWI OP, LP	Filed herewith
10.3	Dealer Manager Agreement dated September 15, 2010, between Carey Watermark Investors Incorporated and Carey Financial, LLC	Filed herewith
10.4	Subscription Escrow Agreement dated September 15, 2010, between Carey Financial, LLC, Carey Watermark Investors Incorporated and UMB Bank, N.A.	Filed herewith
10.5	2010 Equity Incentive Plan	Filed herewith
10.6	Indemnification Agreement dated September 15, 2010, between Carey Watermark Investors Incorporated and CWA, LLC	Filed herewith
10.7	Form of Indemnification Agreement between Carey Watermark Investors Incorporated and its directors and executive officers	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
CWI 9/30/2010 10-Q — 12

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Carey Watermark Investors Incorporated
Date 11/12/2010	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Chief Financial Officer (Principal Financial Officer)

Date 11/12/2010	By:	/s/ Thomas J. Ridings, Jr.
Thomas J. Ridings, Jr.
Executive Director and Chief Accounting Officer (Principal Accounting Officer)
CWI 9/30/2010 10-Q — 13

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment and Restatement of Carey Watermark Investors Incorporated	Filed herewith
3.2	Bylaws of Carey Watermark Investors Incorporated (Incorporated by reference to Exhibit 3.3 to the registrant’s Registration Statement on Form S-11 (File No. 333-149899) filed on March 26, 2008)
4.1	Distribution Reinvestment and Stock Purchase Plan	Filed herewith
10.1	Advisory Agreement dated September 15, 2010, between Carey Watermark Investors Incorporated, CWI OP, LP, and Carey Lodging Advisors, LLC	Filed herewith
10.2	Agreement of Limited Partnership of CWI OP, LP	Filed herewith
10.3	Dealer Manager Agreement dated September 15, 2010, between Carey Watermark Investors Incorporated and Carey Financial, LLC	Filed herewith
10.4	Subscription Escrow Agreement dated September 15, 2010, between Carey Financial, LLC, Carey Watermark Investors Incorporated and UMB Bank, N.A.	Filed herewith
10.5	2010 Equity Incentive Plan	Filed herewith
10.6	Indemnification Agreement dated September 15, 2010, between Carey Watermark Investors Incorporated and CWA, LLC	Filed herewith
10.7	Form of Indemnification Agreement between Carey Watermark Investors Incorporated and its directors and executive officers	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith