Form 10-K
period 2010-12-31
Carey Watermark Investors Inc
filed 2011-03-18
CIK 1430259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 000-54263
CAREY WATERMARK INVESTORS INCORPORATED
(Exact name of registrant as specified in its charter)

Maryland	26-2145060
(State of incorporation)	(I.R.S. Employer Identification No.)

50 Rockefeller Plaza
New York, New York	10020
(Address of principal executive offices)	(Zip code)
Registrant’s telephone numbers, including area code:
Investor Relations (212) 492-8920
(212) 492-1100
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $0.001 Per Share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2010, non-affiliates did not hold any shares of the registrant’s common stock. As of March 14, 2011, there were 1,151,934 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in Item 1A. Risk Factors of this Report. We do not undertake to revise or update any forward-looking statements. Additionally, a description of our critical accounting estimates is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Report.
CWI 2010 10-K — 1

PART I

Item 1.	Business.
(a) General Development of Business
Carey Watermark Investors Incorporated (together with its consolidated subsidiaries, “CWI,” “we,” “us” or “our”) is a publicly owned, non-listed real estate investment trust (“REIT”) formed as a Maryland corporation in March 2008 for the purpose of acquiring, owning, disposing of and, through Carey Lodging Advisors, LLC, a Delaware limited liability company (the “advisor”), managing and seeking to enhance the value of interests in lodging and lodging-related properties, primarily in the United States (“U.S.”). As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions to our shareholders and other factors. We will conduct substantially all of our investment activities and own all of our assets through CWI OP, LP, a Delaware limited partnership (the “Operating Partnership”). We are a general partner and a limited partner of, and own a 99.985% capital interest in, the Operating Partnership. Carey Watermark Holdings, LLC (“Carey Watermark Holdings”), which is owned indirectly by W. P. Carey & Co. LLC (“WPC”) and Watermark Capital Partners LLC (“Watermark Capital Partners”), holds a special general partner interest of 0.015% in the Operating Partnership. As of December 31, 2010, we have no commitments to acquire any property or to make any other material capital expenditures.
We are externally advised by the advisor, an indirect subsidiary of WPC, pursuant to an advisory agreement, dated as of September 15, 2010 (the “advisory agreement”), by and among us, the Operating Partnership and the advisor. Under the advisory agreement, the advisor is responsible for managing our overall portfolio and for identifying and making acquisitions on our behalf. On September 15, 2010, CWA, LLC (the “subadvisor”), a subsidiary of Watermark Capital Partners, entered into a subadvisory agreement (the “subadvisory agreement”) with the advisor. The subadvisor provides services to the advisor primarily relating to acquiring, managing, financing and disposing of our assets and overseeing the independent property operators that manage the day-to-day operations of our properties. In addition, the subadvisor provides us with the services of Michael G. Medzigian, our chief executive officer, during the term of the subadvisory agreement, subject to the approval of our independent directors.
WPC is a publicly traded company listed on the New York Stock Exchange under the symbol “WPC.” WPC has sponsored and advised nine partnerships and seven real estate investment trusts (the “CPA® REITs”) under the Corporate Property Associates and Carey Institutional Properties brand names during WPC’s more than 35-year history. None of the 16 CPA® REITs is focused on investing in lodging and lodging-related properties.
Watermark Capital Partners is a private investment firm formed in May 2002 that focuses its investment activities on assets that benefit from specialized marketing strategies and demographic shifts, including hotels and resorts, resort residential products, recreational projects including golf and club ownership programs, and new-urbanism and mixed-use projects. The principal of Watermark Capital Partners, Mr. Medzigian, has managed lodging properties valued in excess of $2.4 billion in aggregate during his almost 30 years of experience in the lodging and real estate industries, including as the chief executive officer of Lazard Freres Real Estate Investors, a real estate private equity management organization, and as a senior partner of Olympus Real Estate Corporation, the real estate fund management affiliate of Hicks, Muse, Tate and Furst Incorporated.
On March 19, 2008, Carey REIT II, Inc. (“Carey REIT II”), a wholly-owned subsidiary of WPC and an affiliate of the advisor, purchased 1,000 shares of our common stock for $9,000 and was admitted as our initial shareholder. Additionally, on August 16, 2010, we received a capital contribution of $200,000 in cash from Carey REIT II in exchange for 22,222 shares of our common stock. Carey REIT II purchased its shares at $9.00 per share, net of commissions and fees. On October 13, 2010, Carey Watermark Holdings, LLC purchased a capital interest in the Operating Partnership representing its special general partnership interest of 0.015% for $185,625.
On September 15, 2010, our Registration Statement on Form S-11 (File No. 333-149899), covering an initial public offering of up to 100,000,000 shares of our common stock at $10.00 per share, was declared effective by the SEC under the Securities Act of 1933, as amended. The Registration Statement also covers the offering of up to 25,000,000 shares of our common stock at $9.50 per share pursuant to our distribution reinvestment plan. Our initial public offering is being offered on a “best efforts” basis by Carey Financial, LLC, our affiliate, and other selected dealers. As of March 3, 2011, we have sold the minimum offering of 1,000,000 shares and began admitting new shareholders.
We intend to use the net proceeds of our initial public offering to acquire, own and manage a portfolio of interests in lodging and lodging-related properties. While our core strategy will be focused on the lodging industry, we may also invest in other real estate property sectors.
CWI 2010 10-K — 2

Our principal executive offices are located at 50 Rockefeller Plaza, New York, New York 10020 and our telephone number is (212) 492-1100. We have no employees. At December 31, 2010, the advisor and subadvisor employed 174 individuals who are available to perform services for us.
(b) Financial Information About Segments
We had no significant operations in 2010; however we expect to operate in one industry segment, the hotel lodging industry.
(c) Narrative Description of Business
Industry Overview
As the U.S. economy plunged into a recession in 2008, reduced consumer and business spending negatively impacted the lodging sector, thereby resulting in declines in operating fundamentals and property values. Additionally, property values were negatively impacted by a number of capital markets factors including reduced capital availability and more conservative underwriting criteria. As a result of the deterioration in market and operating fundamentals as well as declines in property values, many owners of lodging properties are experiencing distressed situations as they face the inability to meet debt service obligations or refinance existing debt as it comes due. We believe that over-extended borrowers’ attempts to reduce the amount of their leverage and improve their capital structure will present a need for new equity capital, which we will seek to provide.
Business Objectives and Strategy
Our objective is to achieve long-term growth in value and generate attractive risk-adjusted returns for our shareholders primarily through capital appreciation and also through current distributions. We will seek to create a portfolio with the potential to generate attractive risk-adjusted returns across varying economic cycles, including by taking advantage of opportunities to acquire assets at attractive prices in the currently disrupted economic environment.
Our core strategy for achieving these objectives is to acquire, own, dispose of and manage and seek to enhance the value of interests in lodging and lodging-related properties. We expect to make investments primarily in the U.S. However, we may consider investments outside the U.S. and we are not prohibited under our organizational documents from making investments outside the U.S.
The lodging properties we acquire may include full-service branded hotels located in urban settings, resort properties, high-end independent urban and boutique hotels, select-service hotels and mixed-use projects with non-lodging components. Full-service hotels generally provide a full complement of guest amenities, including food and beverage services, meeting and conference facilities, concierge and room service, porter service or valet parking, among others. Select-service hotels typically have limited food and beverage outlets and do not offer comprehensive business or banquet facilities. Resort properties may include smaller boutique hotels and large-scale integrated resorts. We generally intend to acquire fee ownership of our properties but may consider leasehold interests. While our portfolio will develop based upon opportunities and market conditions prevailing from time to time, we expect to target a mix of properties, including those that offer high current income, value-added properties that provide opportunity for capital appreciation and to the extent available, distressed situations where our investment may be on opportunistic terms.
At this time we are unable to predict what percentage of our assets may consist of investments in any one category of the target lodging portfolio. As opportunities arise, we may invest in other types of real estate-related investments in the lodging industry, such as loans secured by lodging properties, mezzanine loans related to lodging properties (i.e. loans senior to the borrower’s common and preferred equity in, but subordinated to a mortgage loan on, a property), subordinated interests in loans secured by lodging properties and equity and debt securities issued by companies engaged in the lodging sector. We may invest in the securities of other issuers for the purpose of exercising control.
CWI 2010 10-K — 3

While our core strategy will focus on lodging, we may also invest across other real estate property sectors. We will adjust our investment focus from time to time based upon market conditions and the advisor’s views on relative value as market conditions change. Our portfolio may include the following:
•	lodging, recreation and leisure-related assets such as hotels, resorts, clubs, resort residential, timeshare and fractional products, and golf, spa, marina, ski and other related uses;

•	commercial assets including office, industrial, retail and mixed-use assets;

•	single and multifamily rental and for-sale residential uses;

•	real estate securities including senior and junior debt positions, or commercial mortgage-backed securities, mezzanine debt and preferred equity; and

•	real estate-related entity-level investments, land and land development, developmental projects, and secondary property types such as senior living assets and single-tenant facilities.
The advisor will evaluate potential acquisitions for us on a case-by-case basis. We are not required to meet any diversification standards and have no specific policies or restrictions regarding the geographic areas where we make investments or on the percentage of our capital that we may invest in a particular asset. However, without the prior approval of a majority of our independent directors, we may not invest more than 25% of our equity capital in non-lodging-related investments. We may also invest in permitted temporary investments, which include short-term U.S. government securities, bank certificates of deposit and other short-term liquid investments.
Financing Strategies
We currently expect that in light of current market conditions, our investment portfolio will be 50% leveraged, on average. This reflects our current expectation for the overall portfolio. We may fund some individual investments solely or primarily using our equity capital and others may be financed with greater than 50% leverage. If conditions in the financing markets improve, our average portfolio leverage may exceed our current expectations. The maximum leverage that the advisor may arrange for us to incur in the aggregate on our portfolio, without the need for further approval, is limited to the lesser of 75% of the total costs of our investments or 300% of our net assets.
Over time, we expect to meet our long-term liquidity requirements, including funding additional hotel property acquisitions, through long-term secured and unsecured borrowings and the issuance of additional equity or debt securities.
Competition
In raising funds for investment, we face active competition from other funds with similar investment objectives that seek to raise funds from investors through publicly registered, non-traded funds, publicly-traded funds and private funds such as hedge funds. Some of these entities may have substantially greater financial resources than we do and may be able and willing to accept more risk than we can prudently manage. Competition generally may increase the bargaining power of property owners seeking to sell and reduce the number of suitable investment opportunities offered to us or purchased by us.
The hotel industry is highly competitive. Hotels we acquire will compete with other hotels for guests in our markets. Competitive factors include location, convenience, brand affiliation, room rates, range of services, facilities and guest amenities or accommodations offered and quality of guest service. Competition in the markets in which our hotels will operate will include competition from existing, newly renovated and newly developed hotels in the relevant segments. Competition can adversely affect the occupancy, average daily rates (“ADR”) and room revenue per available room (“RevPAR”) of our hotels, and thus our financial results, and may require us to provide additional amenities, incur additional costs or make capital improvements that we otherwise might not choose to make, which may adversely affect our profitability.
Seasonality
In general, hotels maintain higher occupancy and ADRs during the second and third calendar quarters of a given year depending upon location and market. Seasonality experienced by the hotel properties we acquire may cause fluctuations in our quarterly operating revenues and profitability.
Environmental Matters
The hotel properties that we acquire will be subject to various federal, state and local environmental laws and regulations. Current and former owners and operators of property may have liability for the cost of investigating, cleaning up or disposing of hazardous materials released at, on, under, in or from the property. These laws typically impose responsibility and liability without regard to whether the owner or operator knew of or was responsible for the presence of hazardous materials or contamination, and liability under these laws is often joint and several. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous materials. As part of our efforts to mitigate these risks, we typically engage third parties to perform assessments of potential environmental risks when evaluating a new acquisition of property, and we intend to frequently obtain contractual protection (indemnities, cash reserves, letters of credit or other instruments) from property sellers, tenants, a tenant’s parent company or another third party to address known or potential environmental issues.
CWI 2010 10-K — 4

Transactions with Affiliates
We have and expect in the future to enter into transactions with the advisor, the subadvisor, our affiliates, including the CPA® REITs and WPC or its affiliates, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures. We may also invest in other vehicles, such as real estate opportunity funds, that were formed, sponsored or managed by the advisor or the subadvisor and their respective affiliates. These transactions may take the form of jointly-owned ventures, direct purchases or sales of assets or debt, mergers or another type of transaction. Like us, the CPA® REITs intend to consider alternatives for providing liquidity for their shareholders some years after they have invested substantially all of the net proceeds from their initial public offerings. Our directors (including the independent directors) must approve any significant investment in which we invest jointly with an entity sponsored and/or managed by the advisor, the subadvisor or their respective affiliates.
(d) Financial Information About Geographic Areas
As of the date of this Report, we have no operating assets and no geographic concentrations.
(e) Available Information
All filings we make with the SEC, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and any amendments to those reports, are available for free on our website, http://www.careywatermark.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s Internet site at http://www.sec.gov. We are providing our website address solely for the information of investors. We do not intend our website to be an active link or to otherwise incorporate the information contained on our website into this report.
We will supply to any shareholder, upon written request and without charge, a copy of this annual report on Form 10-K for the year ended December 31, 2010 as filed with the SEC.

Item 1A.	Risk Factors.
Our business, results of operations, financial condition and ability to pay distributions could be materially adversely affected by various risks and uncertainties, including the conditions below. These risk factors may affect our actual operating and financial results and could cause such results to differ materially from our expectations as expressed in any forward-looking statements. You should not consider this list exhaustive. New risk factors emerge periodically, and we cannot assure you that the factors described below list all risks that may become material to us at any later time.
We have no operating history or established financing sources and may be unable to successfully implement our investment strategy or generate sufficient cash flow to make distributions to our shareholders.
We were incorporated in March 2008 and, as of December 31, 2010, we have a limited operating history and no assets, and have not obtained any financing. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives. Our financial condition and results of operations will depend on many factors, including the availability of opportunities for the acquisition of assets, readily accessible short- and long-term financing, conditions in the lodging industry specifically and financial markets and economic conditions generally, and the performance of the advisor, the subadvisor and the independent property operators managing our properties. There can be no assurance that we will be able to generate sufficient cash flow over time to pay our operating expenses and make distributions to our shareholders.
CWI 2010 10-K — 5

The advisor has a very limited operating history; the past performance of programs sponsored by or affiliated with WPC is not an indicator of our future performance because those programs had a different investment strategy.
The advisor was formed in January 2008 and, as of December 31, 2010, has a very limited operating history. Although WPC has a long operating history, you should not rely upon the past performance of the programs sponsored by or affiliated with WPC as an indicator of our future performance. This is particularly true since we will make investments that are different from net leased properties of the type that were the focus of prior programs sponsored by WPC. None of the prior programs sponsored by WPC has made significant investments in lodging properties or lodging assets. Watermark Capital Partners has never acted as advisor or subadvisor to a prior public program or a prior private program with investment objectives similar to our objectives. Our failure to timely find suitable investments, or to invest in quality assets, could diminish returns and our ability to pay distributions to our shareholders.
The offering price for shares being offered in our ongoing initial public offering and through our distribution reinvestment plan was determined by our board of directors and may not be indicative of the price at which the shares would trade if they were listed on an exchange or were actively traded by brokers.
The $10.00 offering price of the shares being offered in our ongoing initial public offering and through our distribution reinvestment plan was determined by our board of directors in the exercise of its business judgment. This price may not be indicative of the price at which shares would trade if they were listed on an exchange or actively traded by brokers nor of the proceeds that a shareholder would receive if we were liquidated or dissolved or of the value of our portfolio at the time you purchased shares.
A delay in investing funds may adversely affect or cause a delay in our ability to deliver expected returns to our shareholders and may adversely affect our performance.
We have not yet identified the assets to be purchased with the proceeds of our initial public offering. We currently expect that, if our entire initial public offering is subscribed for, it may take up to two years after commencement of, or one year after the termination of, the offering until our capital is substantially invested. Pending investment, the balance of the proceeds of our initial public offering will be invested in permitted temporary investments, which include short-term U.S. government securities, bank certificates of deposit and other short-term liquid investments. The rate of return on those investments, which affects the amount of cash available to make distributions to our shareholders, has fluctuated in recent years and most likely will be less than the return obtainable from real property or other investments. Therefore, delays in our ability to invest the proceeds of our initial public offering could adversely affect our ability to pay distributions to our shareholders.
Our distributions may exceed our earnings and adjusted cash flow from operating activities and may be paid from borrowings, proceeds from our initial public offering or other sources, which would reduce amounts available for the acquisition of properties.
The amount of any distributions we may make to our shareholders is uncertain. If our lodging properties are not generating sufficient cash flow, which is especially likely to occur during periods before we have substantially invested the net proceeds from our initial public offering, we may pay distributions using borrowings, proceeds from our initial public offering or other sources, without limitation. Distributions in excess of our earnings and profits could constitute a return of capital for U.S. federal income tax purposes. If we fund distributions from financings, then such financings will need to be repaid, and if we fund distributions from proceeds from our initial public offering, then we will have fewer funds available for the acquisition of properties, which may affect our ability to generate future cash flows from operations and, therefore, reduce your overall return.
Our board of directors may change our investment policies without stockholder approval.
Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of our stockholders. These policies may change over time. The methods of implementing our investment policies may also vary, as new investment techniques are developed. Except as otherwise provided in our charter, our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by a majority of the directors (including a majority of the independent directors), without the approval of our stockholders.
CWI 2010 10-K — 6

If we only sell the minimum offering amount in our initial public offering, we will invest in very few assets and our shareholders may recognize greater risk and a lower return.
In the event we sell only the minimum offering of 1,000,000 shares in our initial public offering, we estimate that approximately $8,800,000 would be available for investment in properties after the payment of offering and organizational fees and expenses and provision for working capital reserve and, therefore, we will invest in fewer properties. The fewer properties purchased, the greater the potential adverse effect of a single unproductive property upon our profitability. In addition, the returns on the shares of stock sold will be reduced as a result of allocating our expenses among the smaller number of shares of stock.
Our success will be dependent on the performance of the advisor and the subadvisor.
Our ability to achieve our investment objectives and to pay distributions will be dependent upon the performance of the advisor in the acquisition of investments, the determination of any financing arrangements, and the management of our assets. The advisor has not previously sponsored a program focused on lodging investments. The advisor has retained the services of the subadvisor because the subadvisor is experienced in investing in and managing hotel properties and other lodging-related assets. If either the advisor or the subadvisor fails to perform according to our expectations, we could be materially adversely affected.
The past performance of WPC or Watermark Capital Partners or partnerships and programs sponsored or managed by WPC, including the CPA® Programs, may not be indicative of the advisor’s performance with respect to us. We cannot guarantee that the advisor will be able to successfully manage and achieve liquidity for us to the extent it has in the past.
We are dependent upon the advisor and the advisor’s access to the lodging experience of the subadvisor. The decision by the advisor to terminate the advisory agreement or by the subadvisor to terminate the subadvisory agreement will materially adversely affect our ability to meet our investment objectives.
We are subject to the risk that the advisor will terminate the advisory agreement and that the subadvisor will terminate the subadvisory agreement and that no suitable replacements will be found to manage us. We have no employees and have no separate facilities and are substantially reliant on the advisor, which has significant discretion as to the implementation and execution of our business strategies. The advisor in turn is relying in part on the lodging experience of the subadvisor. We can offer no assurance that the advisor will remain our external manager, that the subadvisor will continue to be retained or that we will continue to have access to the advisor’s, WPC’s or Watermark Capital Partners’ professionals or their information or deal flow. If the advisor terminates the advisory agreement, we will not have access to the advisor’s, WPC’s or Watermark Capital Partners’ professionals or their information or deal flow and will be required to expend time and money to seek replacements, all of which may impact our ability to execute our business plan and meet our investment objectives.
Exercising our right to repurchase all or a portion of Carey Watermark Holdings’ interests in the Operating Partnership upon certain termination events could be prohibitively expensive and could deter us from terminating the advisory agreement.
The termination or resignation of the advisor or non-renewal of the advisory agreement, and replacement with an entity that is not an affiliate of the advisor, all after two years from the start of operations of the Operating Partnership, would give the Operating Partnership the right, but not the obligation, to repurchase all or a portion of Carey Watermark Holdings’ interests in the Operating Partnership at the fair market value of those interests on the date of termination, as determined by an independent appraiser. This repurchase could be prohibitively expensive, could require the Operating Partnership to have to sell assets to raise sufficient funds to complete the repurchase and could discourage or deter us from terminating the advisory agreement. Alternatively, if the Operating Partnership does not exercise its repurchase right, we might be unable to find another entity that would be willing to act as our advisor while Carey Watermark Holdings owns a significant interest in the Operating Partnership. If we do find another entity to act as our advisor, we may be subject to higher fees than the fees charged by the advisor.
The repurchase of Carey Watermark Holdings’ special general partner interest in the Operating Partnership upon the termination of our relationship with the advisor in connection with a merger or other extraordinary corporate transaction may discourage a takeover attempt if the advisory agreement would be terminated and the advisor is not replaced by an affiliate of WPC in connection therewith.
In the event of a merger or other extraordinary corporate transaction in which the advisory agreement is terminated and the advisor is not replaced by an affiliate of WPC, the Operating Partnership must either repurchase all or a portion of Carey Watermark Holdings’ special general partner interest in the Operating Partnership or obtain the consent of Carey Watermark Holdings to the merger. This obligation may deter a transaction in which we are not the survivor. This deterrence may limit the opportunity for our shareholders to receive a premium for their common shares that might otherwise exist if an investor attempted to acquire us through a merger or other extraordinary corporate transaction.
CWI 2010 10-K — 7

Payment of fees to the advisor, and distributions to Carey Watermark Holdings, will reduce cash available for investment and distribution.
The advisor will perform services for us in connection with the selection and acquisition of our investments, the management and leasing of our properties and the administration of our other investments. Unless the advisor elects to receive our common stock in lieu of cash compensation, we will pay the advisor substantial cash fees for these services. In addition, Carey Watermark Holdings is entitled to certain distributions from the Operating Partnership. The payment of these fees and distributions will reduce the amount of cash available for investments or distribution to our shareholders.
The advisor and the subadvisor may be subject to conflicts of interest.
The advisor manages our overall business and selects our investments. The subadvisor performs services for the advisor relating to us. The advisor and the subadvisor have some conflicts of interest in the performance of their services which arise with respect to matters relating to the following:
•	the receipt of compensation by the advisor and the subadvisor for acquisitions of investments, leases, sales and financing, and listing and other liquidity transactions for us, which may cause the advisor and the subadvisor to engage in or recommend transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business and our shareholders;

•	agreements between us and the advisor, and between the advisor and the subadvisor including agreements regarding compensation, were not negotiated on an arm’s-length basis as would have occurred if the agreements were with unaffiliated third parties;

•	acquisitions of single assets or portfolios of assets from affiliates, including other entities that may in the future be sponsored and/or managed by the advisor, the subadvisor or their respective affiliates or the CPA® REITs, which may take the form of a direct purchase of assets, a merger or another type of transaction;

•	competition with certain affiliates for investment acquisitions, which may cause the advisor, the subadvisor or their respective affiliates to direct investments suitable for us to other related entities;

•	a decision by the asset operating committee (on our behalf) of whether to hold or sell an asset. This decision could impact the timing and amount of fees payable to the advisor and the subadvisor as well as allocations and distributions payable to Carey Watermark Holdings pursuant to its special general partner interests. On the one hand, the advisor receives asset management fees and may decide not to sell an asset. On the other hand, the advisor receives disposition fees and Carey Watermark Holdings will be entitled to certain profit allocations and cash distributions based upon sales of assets as a result of its operating partnership profits interest, and the subadvisor will share in a portion of those fees and distributions;

•	a recommendation by the advisor that we declare distributions at a particular rate because the advisor and Carey Watermark Holdings may begin collecting subordinated fees and subordinated distributions once the applicable preferred return rate has been met; and

•	disposition fees based on the sale price of assets and interests in disposition proceeds based on net cash proceeds from sale, exchange or other disposition of assets, may cause a conflict between the advisor’s desire to sell an asset and our plans to hold or sell the asset.
There are conflicts of interest with certain of our directors and officers who have duties to WPC and/or to Watermark Capital Partners and entities sponsored or managed by either of them with which we contract or with which we may compete for properties.
Several of the officers and certain of the directors of the advisor or the subadvisor are also our officers and directors, including Mr. Medzigian, Trevor P. Bond, Thomas E. Zacharias, Mark J. DeCesaris and Thomas J. Ridings, Jr. The advisor has entered into contracts with us to provide us with asset management, property acquisition and disposition services, and the subadvisor supports the advisor in the provision of these services. Our officers may benefit from the fees and distributions paid to the advisor, the subadvisor and Carey Watermark Holdings.
CWI 2010 10-K — 8

In addition, Mr. Medzigian, one of our directors, is and will be a principal in other real estate investment transactions or programs that may compete with us. Currently, Mr. Medzigian is the chairman and managing partner of Watermark Capital Partners. Watermark Capital Partners is a private investment and management firm that specializes in real estate private equity transactions involving hotels and resorts, resort residential products, recreational projects including golf and club ownership programs and new-urbanism and mixed-use projects. Watermark Capital Partners, through its affiliates, currently owns interests in and/or manages seven lodging properties within the U.S., including the three which are part of joint ventures with WPC and the one in which Watermark Capital Partners serves as asset manager pursuant to an asset management agreement with an affiliate of WPC. Mr. Bond, our chairman, is a director and chief executive officer of WPC, which is a real estate advisory and investment company that has been sponsoring and advising real estate programs primarily engaged in long-term net-leased investments for more than 35 years. WPC and the CPA® REITs own six investments in 17 lodging properties located within the U.S., including the three which are part of joint ventures with Watermark Capital Partners. WPC, the CPA® REITs and Watermark Capital Partners have an economic interest in other transactions, including in such pre-existing lodging investments, and Messrs. Medzigian and Bond, by virtue of their positions in Watermark Capital Partners, WPC and the CPA® REITs, as applicable, may be subject to conflicts of interests.
Each of our advisor and subadvisor has agreed that they and their respective affiliates will not invest in lodging investments except for individual investments of less than $4.0 million, nonconcontrolling interests in lodging investments and lodging investments that were considered and rejected by our investment committee. However, the CPA® REITs and other entities managed by WPC are not restricted in making future investments in lodging properties, unless WPC owns a majority of the voting equity interests of such entities.
As a result of the interests described in this section, the advisor, the subadvisor and the directors and officers who are common to us, the CPA® REITs, WPC and Watermark Capital Partners, as applicable, will experience conflicts of interest.
We have limited independence, and there are potential conflicts between the advisor, the subadvisor and our shareholders.
Substantially all of our management functions are performed by officers of the advisor pursuant to the advisory agreement and by officers of the subadvisor pursuant to the subadvisory agreement. Additionally, some of the directors of WPC and Watermark Capital Partners, are also members of our board of directors. This limited independence, combined with the advisor’s and Carey Watermark Holdings’ interests in us, may result in potential conflicts of interest because of the substantial control that the advisor has over us and because of its economic incentives that may differ from those of our shareholders.
We may face competition from entities managed by our advisor, the subadvisor and their respective affiliates in the purchase, sale and ownership of properties.
Entities managed by our advisor in the future, and entities separately managed now or in the future by WPC and Watermark Capital Partners, may compete with us with respect to properties, potential purchasers, sellers of properties; and mortgage financing for properties. If in the future some of the entities formed and managed by our advisor or the subadvisor or their respective affiliates focus specifically on lodging investments, they may receive preference in the allocation of those types of investments.
We may incur material losses on some of our investments.
Our objective is to generate attractive risk-adjusted returns, which means that we will take on risk in order to achieve higher returns. We expect that we will incur losses on some of our investments. Some of those losses could be material.
Liability for uninsured losses could adversely affect our financial condition.
Losses from disaster-type occurrences (such as wars, terrorist activities, floods or earthquakes) may be either uninsurable or not insurable on economically viable terms. Should either an uninsured loss or a loss in excess of the limits of our insurance occur, we could lose our capital investment and/or anticipated profits and cash flow from one or more investments, which in turn could cause the value of the shares and distributions to our shareholders to be reduced.
CWI 2010 10-K — 9

Our participation in joint ventures may create additional risk because, among other things, we cannot exercise sole decision-making power and our partners may have different economic interests than we have.
From time to time, we may participate in joint ventures and purchase assets jointly with the other entities sponsored or managed by the advisor, WPC or Watermark Capital Partners or with third parties. There are additional risks involved in joint venture transactions. As a co-investor in a joint venture, we may not be in a position to exercise sole decision-making authority relating to the property, joint venture or other entity. In addition, there is the potential of our joint venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of us and our partner. These diverging interests could result in, among other things, exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly-owned property could reduce the value of each portion of the divided property. Further, the fiduciary obligation that the advisor or members of our board may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.
Our operations could be restricted if we become subject to the Investment Company Act of 1940, as amended (the “Investment Company Act”), and distributions, if any, to our shareholders may be reduced if we are required to register as an investment company under the Investment Company Act.
A person will generally be deemed to be an “investment company” for purposes of the Investment Company Act if:
•	it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or
•	it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which is referred to as the “40% test.”
We believe that we are engaged primarily in the business of acquiring and owning interests in real estate. We hold ourselves out as a real estate firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that we are an “orthodox” investment company as defined in section 3(a)(1)(A) of the Investment Company Act and described in the first bullet point above. Further, we have no material assets other than our 99.985% ownership interest in the Operating Partnership. Excepted from the term “investment securities” for purposes of the 40% test described above are securities issued by majority-owned subsidiaries, such as the Operating Partnership, that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.
We expect the Operating Partnership to rely upon the exemption from registration as an investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of the Operating Partnership’s assets must be comprised of qualifying real estate assets and at least 80% of its portfolio must be comprised of qualifying real estate assets and real estate-related assets. Qualifying assets for this purpose include mortgage loans and other assets, including certain mezzanine loans and B notes, that the SEC staff in various no-action letters has affirmed can be treated as qualifying assets. We intend to treat as real estate-related assets commercial mortgage-backed securities, debt and equity securities of companies primarily engaged in real estate businesses and securities issued by pass-through entities of which substantially all the assets consist of qualifying assets and/or real estate-related assets. We expect to rely on guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in the Operating Partnership holding assets we might wish to sell or selling assets we might wish to hold.
To maintain compliance with the Investment Company Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income or loss-generating assets that we might not otherwise have acquired or may have to forego opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. If we were required to register as an investment company, we would be prohibited from engaging in our business as currently contemplated because the Investment Company Act imposes significant limitations on leverage. In addition, we would have to seek to restructure the advisory agreement because the compensation that it contemplates would not comply with the Investment Company Act. Criminal and civil actions could also be brought against us if we failed to comply with the Investment Company Act. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
CWI 2010 10-K — 10

Because the Operating Partnership will rely on the exemption from investment company registration provided by Section 3(c)(5)(C), and the Operating Partnership will be a majority owned subsidiary of us, our interests in the Operating Partnership will not constitute investment securities for purposes of the 40% test. Our interests in the Operating Partnership will be our only material asset; therefore, we believe that we will satisfy the 40% test.
Compliance with the Americans with Disabilities Act and the related regulations, rules and orders (the “ADA”) may require us to spend substantial amounts of money, which could adversely affect our operating results.
We must comply with the ADA and fire and safety regulations, which can require significant expenditures. All of our properties must comply with the applicable portions of the ADA or similar applicable foreign laws. The ADA, for example, has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to persons with disabilities. If we fail to comply with the ADA and other applicable laws, the U.S., or in case we invest outside the U.S., a foreign government might impose fines on us and award damages to individuals affected by the failure. In addition, we must operate our properties in compliance with numerous local and, if we invest outside the U.S., with foreign fire and safety regulations, building codes and other land use regulations. Compliance with these requirements could require us to spend substantial amounts of money, which could adversely affect our operating results. Failure to comply with these requirements may also affect the marketability of the properties.
We will incur debt to finance our operations, which may subject us to an increased risk of loss.
We will incur debt to finance our operations. The leverage we employ will vary depending on our ability to obtain credit facilities, the loan-to-value and debt service coverage ratios of our assets, the yield on our assets, the targeted leveraged return we expect from our investment portfolio and our ability to meet ongoing covenants related to our asset mix and financial performance. Our return on our investments and cash available for distribution to our shareholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire.
Debt service payments may reduce the net income available for distributions to our shareholders. Moreover, we may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations. Our charter or bylaws do not restrict the form of indebtedness we may incur.
We are subject, in part, to the risks of real estate ownership, which could reduce the value of our properties.
Our performance and asset value is, in part, subject to risks incident to the ownership and operation of real estate, including:
•	changes in the general economic climate;
•	changes in local conditions such as an oversupply of or reduction in demand for lodging facilities;
•	changes in interest rates and the availability of financing; and
•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.
We may have difficulty selling our properties, and this lack of liquidity may limit our ability to quickly change our portfolio in response to changes in economic or other conditions.
Real estate investments generally have less liquidity compared to other financial assets, and this lack of liquidity may limit our ability to quickly change our portfolio in response to changes in economic or other conditions. The real estate market is affected by many factors that are beyond our control, including general economic conditions, availability of financing, interest rates and other factors, such as supply and demand.
We may be required to spend funds to correct defects or to make improvements before a property can be sold. We may not have funds available to correct those defects or to make those improvements. In acquiring a lodging property, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These factors and any others that would impede our ability to respond to adverse changes in the lodging industry or the performance of our properties could have a material adverse effect on our results of operations and financial condition, as well as our ability to pay distributions to our shareholders.
CWI 2010 10-K — 11

Our inability to sell properties that we have identified as held for sale may result in us owning lodging facilities that no longer fit within our business strategy. Holding these properties or selling these properties for losses may affect our earnings and, in turn, could adversely affect our value. Some of the other factors that could result in difficulty selling properties include, but are not limited to:
•	inability to agree on a favorable price;
•	inability to agree on favorable terms;
•	restrictions imposed by third parties such as inability to transfer franchise or management agreements;
•	lender restrictions;
•	environmental issues; and
•	property condition.
Potential liability for environmental matters could adversely affect our financial condition.
Although we will subject our properties to an environmental assessment prior to acquisition, we may not be made aware of all the environmental liabilities associated with a property prior to its purchase. There may be hidden environmental hazards that may not be discovered prior to our acquisition. The costs of investigation, remediation or removal of hazardous substances may be substantial. In addition, the presence of hazardous substances on one of our properties, or the failure to properly remediate a contaminated property, could adversely affect our ability to sell or rent the property or to borrow using the property as collateral.
Various federal, state and local environmental laws impose responsibilities on an owner or operator of real estate and subject those persons to potential joint and several liabilities. Typical provisions of those laws include:
•	responsibility and liability for the costs of investigation, removal or remediation of hazardous substances released on or in real property, generally without regard to knowledge of or responsibility for the presence of the contaminants;
•	liability for claims by third parties based on damages to natural resources or property, personal injuries, or costs of removal or remediation of hazardous or toxic substances in, on, or migrating from our property; and
•	responsibility for managing asbestos-containing building materials, and third-party claims for exposure to those materials.
Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require expenditures.
Current economic conditions may adversely affect the lodging industry.
The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. GDP. It is also sensitive to business and personal discretionary spending levels. Declines in corporate budgets and consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions can lower the revenues and profitability of our future hotel properties and therefore the net operating profits of CWI TRS, our wholly-owned taxable REIT subsidiary, one of its subsidiaries, or one or more wholly-owned taxable REIT subsidiaries that we may form in the future (collectively, the “TRS lessees”). The recent global economic downturn led to a significant decline in demand for products and services provided by the lodging industry, lower occupancy levels and significantly reduced room rates.
Although we have seen signs of modest improvement in the global economy following the significant distress in 2008 and 2009, the economic recovery remains weak, and our business will be dependent on the speed and strength of that recovery, which cannot be predicted at this time. A further extended period of economic weakness would likely have an adverse impact on our revenues and negatively affect our profitability.
Furthermore, although we have recently seen a gradual improvement in capital market conditions, any reduction in available financing for real estate-related investments may impact our financial condition by increasing our cost of borrowing, reducing our overall leverage (which may reduce our returns on investment) and making it more difficult for us to obtain financing for ongoing acquisitions. These effects could, in turn, adversely affect our ability to make distributions to our shareholders.
CWI 2010 10-K — 12

We are subject to various operating risks common to the lodging industry, which may adversely affect our ability to make distributions to our shareholders.
Our hotel properties and lodging facilities will be subject to various operating risks common to the lodging industry, many of which are beyond our control, including the following:
•	competition from other hotel properties or lodging facilities in our markets;
•	over-building of hotels in our markets, which will adversely affect occupancy and revenues at the hotels we acquire;
•	dependence on business and commercial travelers and tourism;
•	increases in energy costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;
•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;
•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;
•	adverse effects of international, national, regional and local economic and market conditions;
•	unforeseen events beyond our control, such as terrorist attacks, travel-related health concerns, including pandemics and epidemics such as H1N1 influenza (swine flu), avian bird flu and SARS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel-related accidents and unusual weather patterns, including natural disasters such as hurricanes, tsunamis or earthquakes;
•	adverse effects of a downturn in the lodging industry; and
•	risks generally associated with the ownership of hotel properties and real estate, as discussed below.
These risks could reduce the net operating profits of our TRS lessees, which, in turn, could adversely affect our ability to make distributions to our shareholders.
Seasonality of certain lodging properties may cause quarterly fluctuations in results of operations of our properties.
Certain lodging properties are seasonal in nature. Generally, occupancy rates and revenues are greater in the second and third quarters than in the first and fourth quarters. As a result of the seasonality of certain lodging properties, there may be quarterly fluctuations in results of operations of our properties. Quarterly financial results may be adversely affected by factors outside our control, including weather conditions and poor economic factors. As a result, we may need to enter into short-term borrowings in certain periods in order to offset these fluctuations in revenues, to fund operations or to make distributions to our shareholders.
The cyclical nature of the lodging industry may cause fluctuations in our operating performance.
The lodging industry is highly cyclical in nature. Fluctuations in operating performance are caused largely by general economic and local market conditions, which subsequently affect levels of business and leisure travel. In addition to general economic conditions, new hotel room supply is an important factor that can affect lodging industry’s performance, and over-building has the potential to further exacerbate the negative impact of an economic downturn. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth. Although we have recently seen improved lodging demand after the recent economic downturn, any future decline in lodging demand, or a continued growth in lodging supply, could result in returns that are substantially below expectations, or result in losses, which could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our shareholders.
CWI 2010 10-K — 13

Future terrorist attacks or increased concern about terrorist activities could adversely affect the travel and lodging industries and may affect operations for the lodging properties that we acquire.
As part of the effects of previous terrorist attacks in the U.S., terrorist alerts and a decline in consumer and business spending, the lodging industry could experience a decline in business caused by a reduction in travel for both business and pleasure. Any kind of terrorist activity within the U.S. or elsewhere could negatively impact both domestic and international markets, as well as our business. Such attacks or threats of attacks could have a material adverse effect on our business, our ability to insure our properties and our operations.
We may not have control over properties under construction.
We may acquire sites under development, as well as sites which have existing properties, including properties which require renovation. If we acquire a property for development or renovation, we may be subject to the risk that we cannot control construction costs and the timing of completion of construction or a developer’s ability to build in conformity with plans, specifications and timetables.
We are subject to the risk of increased lodging operating expenses.
We are subject to the risk of increased lodging operating expenses, including, but not limited to, the following cost elements:
•	wage and benefit costs;
•	repair and maintenance expenses;
•	employee liabilities;
•	energy costs;
•	property taxes;
•	insurance costs; and
•	other operating expenses.
Any increases in one or more of these operating expenses could have a significant adverse impact on our results of operations, cash flows and financial position.
We are subject to the risk of potentially significant tax penalties in case our leases with the TRS lessees do not qualify for tax purposes as arm’s-length.
The TRS lessees will incur taxes or accrue tax benefits consistent with a “C” corporation. If the leases between us and the TRS lessees were deemed by the Internal Revenue Service to not reflect arm’s-length transactions for tax purposes, we may be subject to severe tax penalties as the lessor that will increase our lodging operating expenses and adversely impact our profitability and cash flows.
Our results of operations, financial position, cash flows and ability to service debt and to make distributions to our shareholders will depend on the ability of the independent property operators to operate and manage the hotels.
Under the provisions of the Internal Revenue Code of 1986, as amended, as a REIT, we are allowed to own lodging properties but are prohibited from operating these properties. In order for us to satisfy certain REIT qualification rules, we will enter into leases with the TRS lessees for each of our lodging properties. The TRS lessees will in turn contract with independent property operators that will manage day-to-day operations of our properties. Although we will consult with the property operators with respect to strategic business plans, we may be limited, depending on the terms of the applicable operating agreement and the applicable REIT qualification rules, in our ability to direct the actions of the independent property operators, particularly with respect to daily operations. Thus, even if we believe that our lodging properties are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, RevPAR, average daily rates or operating profits, we may not have sufficient rights under a particular property operating agreement to enable us to force the property operator to change its method of operation. We can only seek redress if a property operator violates the terms of the applicable property operating agreement with the TRS lessee, and then only to the extent of the remedies provided for under the terms of the property operating agreement. Our results of operations, financial position, cash flows and ability to service debt and to make distributions to our shareholders shall, therefore, be substantially dependent on the ability of the property operators to operate our properties successfully. Some of our operating agreements may have lengthy terms, may not be terminable by us before the agreement’s expiration and may require the payment of substantial termination fees. In the event that we are able to and do replace any of our property operators, we may experience significant disruptions at the affected hotels, which may adversely affect our ability to make distributions to our shareholders.
CWI 2010 10-K — 14

There may be operational limitations associated with management and franchise agreements affecting our properties and these limitations may prevent us from using these properties to their best advantage for our shareholders.
The TRS lessees will lease and hold some of our properties and may enter into franchise or license agreements with nationally recognized lodging brands. These franchise agreements may contain specific standards for, and restrictions and limitations on, the operation and maintenance of our properties in order to maintain uniformity within the franchiser system. We expect that franchisors will periodically inspect our properties to ensure that we maintain their standards. We do not know whether those limitations may restrict our business plans tailored to each property and to each market.
The standards are subject to change over time, in some cases at the direction of the franchisor, and may restrict our TRS lessee’s ability, as franchisee, to make improvements or modifications to a property without the consent of the franchisor. Conversely, as a condition to the maintenance of a franchise license, a franchisor could also require us to make capital expenditures, even if we do not believe the capital improvements are necessary, desirable, or likely to result in an acceptable return on our investment. Action or inaction on our part or by our TRS lessees could result in a breach of those standards or other terms and conditions of the franchise agreements and could result in the loss or termination of a franchise license.
In connection with terminating or changing the franchise affiliation of a property, we may be required to incur significant expenses or capital expenditures. Moreover, the loss of a franchise license could have a material adverse effect upon the operations or the underlying value of the property covered by the franchise because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. A loss of a franchise license for one or more lodging properties could materially and adversely affect our results of operations, financial condition and cash flows, including our ability to service debt and make distributions to our shareholders.
We will face competition in the lodging industry, which may limit our profitability and return to our shareholders.
The lodging industry is highly competitive. This competition could reduce occupancy levels and rental revenues at our properties, which would adversely affect our operations. We expect to face competition from many sources. We will face competition from other lodging facilities both in the immediate vicinity and the geographic market where our lodging properties will be located. In addition, increases in operating costs due to inflation may not be offset by increased room rates. We will also face competition from nationally recognized lodging brands with which we will not be associated.
We will also face competition for investment opportunities. These competitors may be other REITs, national lodging chains and other entities that may have substantially greater financial resources than we do. If the advisor is unable to compete successfully in the acquisition and management of our lodging properties, our results of operation and financial condition may be adversely affected and may reduce the cash available for distribution to our shareholders.
As to our properties that will be operated by independent property operators, our revenues will depend on the ability of such independent property operators to compete successfully with other hotels and resorts in their respective markets. Some of our competitors may have substantially greater marketing and financial resources than we do. If the independent property operators are unable to compete successfully or if our competitors’ marketing strategies are effective, our results of operations, financial condition and ability to service debt may be adversely affected and may reduce the cash available for distribution to our shareholders.
The lack of an active public trading market for our shares could make it difficult for our shareholders to sell shares quickly or at all. We may amend, suspend or terminate our redemption plan without giving you advance notice.
There is no active public trading market for our shares, and we do not expect there ever will be one. Moreover, you should not rely on our redemption plan as a method to sell shares promptly because our redemption plan includes numerous restrictions that limit your ability to sell your shares to us, and our board of directors may amend, suspend or terminate our redemption plan without giving you advance notice. In particular, the redemption plan provides that we may redeem shares only if we have sufficient funds available for redemption and to the extent the total number of shares for which redemption is requested in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed five percent of the total number of our shares outstanding as of the last day of the immediately preceding fiscal quarter. Therefore, it will be difficult for you to sell your shares promptly or at all. In addition, the price received for any shares sold prior to a liquidity event is likely to be less than the proportionate value of the real estate we own. Investor suitability standards imposed by certain states may also make it more difficult to sell your shares to someone in those states. The shares should be purchased as a long-term investment only.
CWI 2010 10-K — 15

The limit in our charter on the number of our shares a person may own may discourage a takeover, which might provide you with liquidity or other advantages.
Our charter prohibits the ownership by one person or affiliated group of more than 9.8% in value of our stock or more than 9.8% in value or number, whichever is greater, of our common stock, unless exempted by our board of directors, to assist us in meeting the REIT qualification rules, among other things. This limit on the number of our shares a person may own may discourage a change of control of us and may inhibit individuals or large investors from desiring to purchase your shares by making a tender offer for your shares through offers, which could provide you with liquidity or otherwise be financially attractive to you.
Failing to qualify as a REIT would adversely affect our operations and ability to make distributions to our shareholders.
If we fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax on our net taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to our shareholders because of the additional tax liability, and we would no longer be required to make distributions to our shareholders. We might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements regarding the composition of our assets and the sources of our gross income. Also, we must make distributions to our shareholders aggregating annually at least 90% of our net taxable income, excluding net capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify as a REIT for U.S. federal income tax purposes or the desirability of an investment in a REIT relative to other investments.
Dividends payable by REITs generally do not qualify for reduced U.S. federal income tax rates because qualifying REITs do not pay U.S. federal income tax on their net income.
The maximum U.S. federal income tax rate for dividends payable by domestic corporations to taxable U.S. shareholders is 15% (through 2012 under current law). Dividends payable by REITs, however, are generally not eligible for the reduced rates, except to the extent that they are attributable to dividends paid by a taxable REIT subsidiary or a C corporation, or relate to certain other activities. This is because qualifying REITs receive an entity level tax benefit from not having to pay U.S. federal income tax on their net income. As a result, the more favorable rates applicable to regular corporate dividends could cause shareholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the reduced U.S. federal income tax rates applicable to corporate dividends, which could negatively affect the value of our properties.
Possible legislative or other actions affecting REITs could adversely affect our shareholders and us.
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our shareholders or us. It cannot be predicted whether, when, in what forms, or with what effective dates, the tax laws applicable to our shareholders or us will be changed.
Our board of directors may revoke our REIT election without shareholder approval, which may cause adverse consequences to our shareholders.
Our organizational documents permit our board of directors to revoke or otherwise terminate our REIT election, without the approval of our shareholders, if the board determines that it is not in our best interest to qualify as a REIT. In such a case, we would become subject to U.S. federal income tax on our net taxable income and we would no longer be required to distribute most of our net taxable income to our shareholders, which may have adverse consequences on the total return to our shareholders.
CWI 2010 10-K — 16

Conflicts of interest may arise between holders of our common shares and holders of partnership interests in the Operating Partnership.
Our directors and officers have duties to us and to our shareholders under Maryland law in connection with their management of us. At the same time, we, as general partner will have fiduciary duties under Delaware law to the Operating Partnership and to the limited partners in connection with the management of the Operating Partnership. Our duties as general partner of the Operating Partnership and its partners may come into conflict with the duties of our directors and officers to us and our shareholders.
Under Delaware law, a general partner of a Delaware limited partnership owes its limited partners the duties of good faith and fair dealing. Other duties, including fiduciary duties, may be modified or eliminated in the partnership’s partnership agreement. The partnership agreement of the Operating Partnership provides that, for so long as we own a controlling interest in the Operating Partnership, any conflict that cannot be resolved in a manner not adverse to either our shareholders or the limited partners will be resolved in favor of our shareholders.
Additionally, the partnership agreement expressly limits our liability by providing that we and our officers, directors, agents and employees, will not be liable or accountable to the Operating Partnership for losses sustained, liabilities incurred or benefits not derived if we or our officers, directors, agents or employees acted in good faith. In addition, the Operating Partnership is required to indemnify us and our officers, directors, employees, agents and designees to the extent permitted by applicable law from and against any and all claims arising from operations of the Operating Partnership, unless it is established that: (i) the act or omission was committed in bad faith, was fraudulent or was the result of active and deliberate dishonesty; (ii) the indemnified party actually received an improper personal benefit in money, property or services; or (iii) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. These limitations on liability do not supersede the indemnification provisions of our charter.
The provisions of Delaware law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been tested in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties.
Maryland law could restrict change in control which could have the effect of inhibiting a change in control even if a change in control were in our shareholders’ interest.
Provisions of Maryland law applicable to us prohibit business combinations with:
•	any person who beneficially owns 10% or more of the voting power of our outstanding voting shares, referred to as an interested shareholder;
•	an affiliate who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our outstanding shares, also referred to as an interested shareholder; or
•	an affiliate of an interested shareholder.
These prohibitions last for five years after the most recent date on which the interested shareholder became an interested shareholder. Thereafter, any business combination must be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding voting shares and two-thirds of the votes entitled to be cast by holders of our voting shares other than voting shares held by the interested shareholder or by an affiliate or associate of the interested shareholder. These requirements could have the effect of inhibiting a change in control even if a change in control were in our shareholders’ interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that someone becomes an interested shareholder. In addition, a person is not an interested shareholder if the board of directors approved in advance the transaction by which he or she otherwise would have become an interested shareholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board.
CWI 2010 10-K — 17

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of the holders of our current common stock or discourage a third party from acquiring us.
Our board of directors may determine that it is in our best interest to classify or reclassify any unissued stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of such stock with terms and conditions that could subordinate the rights of the holders of our common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock. However, the issuance of preferred stock must also be approved by a majority of independent directors not otherwise interested in the transaction, who will have access at our expense to our legal counsel or to independent legal counsel. In addition, the board of directors, with the approval of a majority of the entire board and without any action by the shareholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series that we have authority to issue. If our board of directors determines to take any such action, it will do so in accordance with the duties it owes to holders of our common stock.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
Our principal corporate offices are located at 50 Rockefeller Plaza, New York, New York 10020.

Item 3.	Legal Proceedings.
We are not involved in any material litigation, nor, to our knowledge, is any material litigation threatened against us.

Item 4.	Removed and Reserved.
CWI 2010 10-K — 18

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
There is no active public trading market for our shares. At March 14, 2011, there were 539 holders of record of our shares of common stock.
Distributions
We are required to distribute annually to our shareholders at least 90% of our distributable REIT net taxable income to maintain our status as a REIT. Upon subscription proceeds reaching the minimum offering amount of $10,000,000, on March 3, 2011, our board of directors has declared a daily distribution of $0.00111111 per share for the first quarter of 2011. This daily distribution is payable to shareholders of record as of the close of business on each day during the first quarter of 2011 and will be paid in aggregate on or about April 15, 2011. Initial shareholders were eligible to accrue distributions beginning March 3, 2011.
Unregistered Sales of Equity Securities
On March 19, 2008, Carey REIT II, a wholly-owned subsidiary of WPC and an affiliate of the advisor, purchased 1,000 shares of our common stock for $9,000 and was admitted as our initial shareholder. Additionally, on August 16, 2010, we received a capital contribution of $200,000 in cash from Carey REIT II in exchange for 22,222 shares of our common stock. Carey REIT II purchased its shares at $9.00 per share, net of commissions and fees.

Item 6.	Selected Financial Data.
The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8:

Year ended
December 31,
2010
Operating Data (a)
Total revenues	$—
Net loss	(297,551)
Loss per share	(31.65)

Balance Sheet Data
Total assets	$332,989
Due to affiliates (b)	45,500

Other Information
Cash flow used in operating activities	$(61,299)

(a)	For the period from inception (March 10, 2008) through December 31, 2009, we had no significant assets, cash flows, or results of operations, and accordingly periods prior to January 1, 2010 are not presented.

(b)	Amounts due to affiliates do not include accumulated organization and offering costs incurred by our advisor of approximately $3,387,197, a portion of which became reimbursable in March 2011 after we reached the minimum offering amount of $10,000,000, see Notes 3 and 6.
CWI 2010 10-K — 19

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Business Overview
As described in more detail in Item 1 of this report, we are a publicly owned, non-actively traded REIT formed as a Maryland corporation in March 2008 for the purpose of acquiring, owning, disposing of and, through the advisor, managing and seeking to enhance the value of interests in lodging and lodging-related properties. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions to our shareholders and other factors. We will conduct substantially all of our investment activities and own all of our assets through the Operating Partnership. We are a general partner and a limited partner of, and own a 99.985% capital interest in, the Operating Partnership. Carey Watermark Holdings, which is owned indirectly by WPC and Watermark Capital Partners, holds a special general partner interest of 0.015% in the Operating Partnership.
We are externally advised by the advisor, an indirect subsidiary of WPC, pursuant to the advisory agreement. Under the advisory agreement, the advisor is responsible for managing our overall portfolio and for identifying and making acquisitions on our behalf. On September 15, 2010, the subadvisor, a subsidiary of Watermark Capital Partners, entered into the subadvisory agreement with the advisor. The subadvisor provides services to the advisor primarily relating to acquiring, managing, financing and disposing of our assets and overseeing the independent property operators that manage the day-to-day operations of our properties. In addition, the subadvisor provides us with the services of Mr. Medzigian, our chief executive officer, during the term of the subadvisory agreement, subject to the approval of our independent directors.
Current Trends
As of the date of this report, we believe we are seeing an easing of the global economic and financial crisis that has severely curbed liquidity in the credit and real estate financing markets during recent periods, although the full magnitude, effects and duration of the crisis cannot be predicted. As a result of improving economic conditions, we are seeing a strong response by the lodging industry as evidenced by rising hotel values and increased RevPAR in 2010 and into the beginning of 2011. We have also seen an improvement in investment opportunities and financing conditions, although generally at lower loan-to-value ratios than in prior periods.
Results of Operations
We are a newly formed company and have a very limited operating history. We are dependent upon proceeds received from our ongoing initial public offering to conduct our proposed activities. We could not commence active operations until we sold the minimum offering of 1,000,000 shares of our common stock in our ongoing initial public offering, which occurred on March 3, 2011. As a result, we owned no properties as of December 31, 2010,. The capital required to purchase any property will be obtained from the offering proceeds and from any mortgage indebtedness that we may incur in connection with the acquisition of any property or thereafter. We were initially capitalized with $209,000 from the sale of 23,222 shares to an affiliate of the advisor.
Results for 2010 are not indicative of the results we expect when our investment strategy has been fully implemented. As of December 31, 2010, we have an accumulated deficit of $297,888 representing general and administrative costs, which consist primarily of professional fees and directors’ fees. These costs have been funded in part by advances from an affiliate of the advisor. Additionally, pursuant to the advisory agreement, became liable for all of the organization costs and a portion of the offering costs paid by the advisor on our behalf. Such organization and offering costs were $73,598 and $3,313,599, respectively, through December 31, 2010. As of December 31, 2010, we had no commitments to acquire any property or to make any other material capital expenditures.
Financial Condition
We are raising capital from the sale of our common stock in our initial public offering and expect to use such proceeds to acquire, own, dispose of and manage and seek to enhance the value of interests in lodging and lodging-related properties. After investing capital raised through our initial public offering, we expect our primary source of operating cash flow to be generated from cash flow from our investments. We expect that these cash flows will fluctuate period to period due to a number of factors, which may include, among other things, the occupancy rate of our properties and the success of our investment strategy. Despite this fluctuation, we believe our investments will generate sufficient cash from operations to meet our short-term and long-term liquidity needs. However, as we continue to raise capital, it may be necessary to use cash raised in our initial public offering to fund our operating activities.
CWI 2010 10-K — 20

If we qualify as a REIT, we will not be subject to U.S. federal income taxes on amounts distributed to our shareholders provided we meet certain conditions, including distributing at least 90% of our taxable income to shareholders. Our objectives are to pay quarterly distributions to our shareholders at an increasing rate, to increase equity in our real estate through regular mortgage principal payments and to own a geographically diversified portfolio of lodging properties that will increase in value. Our distributions may exceed our earnings and our cash flow from operating activities and may be paid from borrowings, offering proceeds and other sources, without limitation, particularly during the period before we have substantially invested the net proceeds from our initial public offering.
As a REIT, we are allowed to own lodging properties but are prohibited from operating these properties. In order to comply with applicable REIT qualification rules, we will enter into leases for each of our lodging properties with the TRS lessees. The TRS lessees will, in turn, contract with independent property operators that will manage day-to-day operations of our properties under the oversight of the subadvisor.
Liquidity and Capital Resources
We expect to meet our short-term liquidity requirements generally through existing cash balances and, if necessary, short-term borrowings. Our existing cash balances will fund our operating costs in the near team. As we acquire hotel assets with the proceeds from our ongoing initial public offering, we believe that our net cash provided by operations will be adequate to fund operating requirements, pay interest of any borrowings and fund dividends in accordance with REIT requirements of the federal income tax laws. Over time, we expect to meet our long-term liquidity requirements, including funding additional hotel property acquisitions, through long-term secured and unsecured borrowings and the issuance of additional equity or debt securities.
We expect that, in light of current market conditions, our investment portfolio will be 50% leveraged, on average. This reflects our current expectation for the overall portfolio. We may fund some individual investments solely or primarily using our equity capital and others may be financed with greater than 50% leverage. If conditions in the financing markets continue to improve, our average portfolio leverage may exceed our current expectations. The maximum leverage that the advisor may arrange for us to incur in the aggregate on our portfolio, without the need for further approval, is limited to the lesser of 75% of the total costs of our investments or 300% of our net assets.
Our liquidity would be affected adversely by unanticipated increases in costs and greater-than-anticipated operating expenses. To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided through short-term borrowings. In addition, subject to certain limitations, we may incur indebtedness in connection with the acquisition of any property, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financings or refinancings in additional properties.
We will maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from shareholders seeking liquidity. We will limit the number of shares we may redeem so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed a maximum of 5% of our total shares outstanding as of the last day of the immediately preceding quarter. In addition, our ability to effect redemptions will be subject to our having available cash to do so.
Inflation
We will rely on the performance of the hotels to increase revenues to keep pace with inflation. We expect that our hotel operators will possess the ability to adjust room rates daily although competitive pressures may limit the ability of our operators to raise rates faster than inflation or even at the same rate.
Seasonality
In general, hotels maintain higher occupancy and ADRs during the second and third calendar quarters of a given year depending upon location and market. Seasonality experienced by the hotel properties we acquire may cause fluctuations in our quarterly operating revenues and profitability.
CWI 2010 10-K — 21

Off-Balance Sheet Arrangements and Contractual Obligations
At December 31, 2010, we were conditionally obligated to reimburse the advisor for up to $3,387,197 of organization and offering costs, subject to the advisor raising the minimum investment of $10,000,000, see Subsequent Event below.
Subsequent Event
On March 3, 2011 the minimum offering amount of $10,000,000 was reached, and pursuant to our advisory agreement we became obligated on that date to reimburse the advisor for all of the organization costs and a portion of offering costs that it incurred in connection with the offering, as described in Note 3. Such organization and offering costs were $73,598 and $3,313,599, respectively, through December 31, 2010.
Critical Accounting Policies
Our current significant accounting policies are described in Note 2 to the consolidated financial statements. Many of these accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. Those accounting policies that we expect will require significant estimation and/or judgment are listed below.
Federal Income Taxes
We intend to qualify as a REIT under the Internal Revenue Code beginning with our taxable year ending December 31, 2011. In order to maintain our qualification as a REIT, we will be required to, among other things, distribute at least 90% of our REIT taxable income to our shareholders and meet certain tests regarding the nature of our income and assets. Under the Internal Revenue Code, REITs are subject to numerous organizational and operational requirements including limitations on certain types of gross income. As a REIT, we would not be subject to U.S. federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders. If we fail to qualify for taxation as a REIT for any taxable year, our income will be taxed at regular corporate rates, and we may not be able to qualify for treatment as a REIT for that year and the next four years. Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to state, local and foreign taxes on our income and property and to income and excise taxes on our U.S. undistributed income.
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
Organization and Offering Costs
The advisor has paid various organization and offering costs on our behalf, a portion of which we became liable for under the advisory agreement on March 3, 2011. As funds are raised, we will accrue costs incurred in connection with the raising of capital as deferred offering costs. Upon receipt of offering proceeds and reimbursement to the advisor for costs incurred, we will charge the deferred offering costs to shareholders’ equity as appropriate. Such reimbursements will not exceed regulatory cost limitations. Organization costs will be expensed as incurred and will be included in general and administrative expenses in our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
We currently have limited exposure to financial market risks, including changes in interest rates. We expect to invest primarily within the U.S. and, therefore, we do not expect to be exposed to significant fluctuations in foreign exchange rates.
CWI 2010 10-K — 22

Item 8.	Financial Statements and Supplementary Data.
The following financial statements and schedule are filed as a part of this Report:
CWI 2010 10-K — 23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Carey Watermark Investors Incorporated:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Carey Watermark Investors Incorporated and its subsidiaries (the “Company”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 18, 2011
CWI 2010 10-K — 24

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
Assets
Cash and cash equivalents	$332,989	$8,663

Total assets	$332,989	$8,663

Liabilities and Equity
Due to affiliates	$45,500	$—
Accounts payable and accrued expenses	190,752	—

Total liabilities	236,252	—

Commitments and contingencies (Note 4)
Equity
Common stock, $0.001 par value; authorized 300,000,000 shares; issued and outstanding, 23,222 and 1,000 shares, respectively	23	1
Additional paid-in capital	208,977	8,999
Accumulated deficit	(297,888)	(337)

Total Carey Watermark Investors Incorporated shareholders’ equity	(88,888)	8,663
Noncontrolling interest	185,625	—

Total Equity	96,737	8,663

Total liabilities and shareholders’ equity	$332,989	$8,663

See Notes to Consolidated Financial Statements.
CWI 2010 10-K — 25

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended
December 31, 2010

Expenses
General and administrative	$(297,551)

Net Loss	$(297,551)

Loss Per Share	$(31.65)

Weighted Average Shares Outstanding	9,402

See Notes to Consolidated Financial Statements.
CWI 2010 10-K — 26

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENT OF EQUITY

		Common	Additional	Accumulated	Total CWI	Noncontrolling
	Shares	Stock	Paid-In Capital	Deficit	Shareholders	Interest	Total
Balance at January 1, 2010	1,000	$1	$8,999	$(337)	8,663	—	8,663
Shares, $0.001 par value, issued to affiliates at $9.00 per share	22,222	22	199,978		200,000	—	200,000
Contributions from noncontrolling interest					—	185,625	185,625
Net loss				(297,551)	(297,551)	—	(297,551)

Balance at December 31, 2010	23,222	$23	$208,977	$(297,888)	$(88,888)	$185,625	$96,737

See Notes to Consolidated Financial Statements.
CWI 2010 10-K — 27

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended
December 31, 2010
Cash Flows — Operating Activities
Net loss	$(297,551)
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in accounts payable and accrued expenses	190,752
Increase in amount due to affiliates	45,500

Net cash used in operating activities	(61,299)

Cash Flows — Financing Activities
Proceeds from stock issuance	200,000
Contribution from noncontrolling interest	185,625

Net cash provided by financing activities	385,625

Change in Cash and Cash Equivalents During the Year
Net increase in cash and cash equivalents	324,326
Cash and cash equivalents, beginning of year	8,663

Cash and cash equivalents, end of year	$332,989

See Notes to Consolidated Financial Statements.
CWI 2010 10-K — 28

CAREY WATERMARK INVESTORS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Offering
Organization
Carey Watermark Investors Incorporated and its consolidated subsidiaries, a Maryland corporation, was formed in March 2008 for the purpose of acquiring, owning, disposing of and, through our advisor, managing and seeking to enhance the value of, interests in lodging and lodging related properties. We intend to conduct substantially all of our investment activities and own all of our assets through CWI Limited Partnership, our “Operating Partnership.” We are a general partner and a limited partner and own a 99.985% capital interest in the Operating Partnership. Carey Watermark Holdings, LLC, which is owned indirectly by W. P. Carey & Co. LLC and Watermark Capital Partners, LLC, holds a special general partner interest in the Operating Partnership.
We are managed by our advisor, Carey Lodging Advisors, LLC, a related party. Our advisor will manage our overall portfolio, including providing oversight and strategic guidance to the independent property operators that manage our properties. Our subadvisor, CWA, LLC, provides services to the advisor primarily relating to acquiring, managing, financing and disposing of our assets and overseeing the independent property operators that will manage the day-to-day operations of our properties. In addition, the subadvisor provides us with the services of our chief executive officer during the term of the subadvisory agreement, subject to the approval of our independent directors.
Pursuant to a registration statement that became effective in September, 2010, a maximum of 100,000,000 Shares are being offered to the public (the “Offering”) on a “best efforts” basis by Carey Financial, LLC (“Carey Financial”), an affiliate of WPC, and selected other dealers at a price of $10 per share. We intend to invest the net proceeds of the Offering in lodging facilities and lodging related properties.
On March 19, 2008, Carey REIT II, a wholly-owned subsidiary of WPC and an affiliate of our advisor, purchased 1,000 shares of our common stock for $9,000 and was admitted as our initial shareholder. Additionally, on August 16, 2010, we received a capital contribution of $200,000 in cash from Carey REIT II in exchange for 22,222 shares of our common stock. Carey REIT II purchased its shares at $9.00 per share, net of commissions and fees, which would have otherwise been payable to Carey Financial. On October 13, 2010, Carey Watermark Holdings, LLC purchased a capital interest in the Operating Partnership, CWI, OP, LP, representing its special general partnership interest of 0.015% for $185,625.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
We had no significant operations as of December 31, 2010. Our operating expenses of $297,551 for the year ended December 31, 2010 consisted primarily of legal and audit related expenses, and administrative expenses related to fees paid to our board of directors. Activity for the year ended December 31, 2009 and for the period from March 10, 2008 (inception) through December 31, 2008 was nominal and, therefore, is not presented. The consolidated financial statements reflect all of our accounts, including those of our majority-owned and/or controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Basis of Consolidation
The Financial Accounting Standards Board (“FASB”) has issued amended guidance related to the consolidation of VIEs. The amended guidance affects the overall consolidation analysis, changing the approach taken by companies in identifying which entities are VIEs and in determining which party is the primary beneficiary, and requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amended guidance changes the consideration of kick-out rights in determining if an entity is a VIE. Additionally, the guidance requires an ongoing reconsideration of the primary beneficiary and provides a framework for the events that trigger a reassessment of whether an entity is a VIE.
We performed an analysis of all of our subsidiary entities to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of our assessment, we have concluded that none of our subsidiaries is a VIE and all are consolidated under the voting model.
CWI 2010 10-K — 29

We account for the capital interest held by Carey Watermark Holdings, LLC in the Operating Partnership as a noncontrolling interest. Carey Watermark Holdings’ special general partner interest will entitle it to receive distributions of 10% of available cash generated by Operating Partnership operations, subject to certain limitations. In addition, in the event of the dissolution of the Operating Partnership, Carey Watermark Holdings will be entitled to receive distributions of up to 15% of net proceeds, provided certain return thresholds are met for the initial investors in the Operating Partnership. There was no profit or loss allocated to this noncontrolling interest during the year ended December 31, 2010 because the Operating Partnership has not begun operations.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents and Short-Term Investments
We consider all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items to be classified as cash equivalents include commercial paper and money-market funds. Our cash and cash equivalents are held in the custody of one financial institution and, these balances, at times, exceeded federally insurable limits. We mitigate this risk by depositing funds with major financial institutions. Instruments that have a maturity of three months or more at the time of purchase will be classified as short-term investments in the consolidated financial statements.
Income Taxes
We intend to qualify as a REIT under the Internal Revenue Code beginning with our taxable year ending December 31, 2011. In order to maintain our qualification as a REIT, we will be required to, among other things, distribute at least 90% of our REIT taxable income to our shareholders and meet certain tests regarding the nature of our income and assets. Under the Code, REITs are subject to numerous organizational and operational requirements including limitations on certain types of gross income. As a REIT, we would not be subject to U.S. federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders. If we fail to qualify for taxation as a REIT for any taxable year, our income will be taxed at regular corporate rates, and we may not be able to qualify for treatment as a REIT for that year and the next four years. Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to state, local and foreign taxes on our income and property and to income and excise taxes on our U.S. undistributed income.
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
Organization and Offering Costs
The advisor has paid various organization and offering costs on our behalf, a portion of which we became liable for under the advisory agreement on March 3, 2011 (see Notes 3 and 6). As funds are raised, we will accrue costs incurred in connection with the raising of capital as deferred offering costs. Upon receipt of offering proceeds and reimbursement to the advisor for costs incurred, we will charge the deferred offering costs to shareholders’ equity as appropriate. Such reimbursements will not exceed regulatory cost limitations. Organization costs will be expensed as incurred and will be included in General and administrative expenses in the financial statements.
Loss Per Share
We have a simple equity capital structure with only common stock outstanding. As a result, loss per share, as presented, represents both basic and dilutive per-share amounts for the period presented in the financial statements.
CWI 2010 10-K — 30

Note 3. Agreements and Transactions with Related Parties
Effective September 15, 2010, we entered into a dealer manager agreement with Carey Financial, whereby Carey Financial will receive a selling commission of up to $0.70 per share sold and a dealer manager fee of up to $0.30 per share sold, a portion of which may be re-allowed to the selected broker dealers.
Effective September 15, 2010, we entered into an advisory agreement with the advisor to perform certain services for us, including managing the offering and our overall business, identification, evaluation, negotiation, purchase and disposition of lodging related properties and the performance of certain administrative duties. Pursuant to the advisory agreement, after we have reached the minimum offering amount of $10,000,000, the advisor will be reimbursed for all organization and offering costs incurred in connection with our offering, up to a maximum amount (excluding selling commissions and the dealer manager fee) of 2.0% of the gross proceeds of our offering and distribution reinvestment plan. Through December 31, 2010, the advisor has incurred organization and offering costs on our behalf of approximately $73,598 and $3,313,599 respectively (see Note 6). The advisor will also receive acquisition fees of 2.5% of the total investment cost of the properties acquired and loans originated by us not to exceed 6% of the aggregate contract purchase price of all investments and loans. We will also pay the advisor an annual asset management fee equal to 0.50% of the aggregate average market value of our investments. Carey Watermark Holdings, LLC, an affiliate of the advisor, will receive a 10% interest in distributions of available cash by the Operating Partnership and a subordinated interest of 15% of the net proceeds from the sale, exchange or other disposition of operating partnership assets. The advisor will also receive disposition fees of up to 1.5% of the contract sales price of a property. We will also pay the advisor a loan refinancing fee of up to 1% of a refinanced loan, if certain conditions described in our prospectus are met.
Additionally, effective September 15, 2010, the advisor entered into a subadvisory agreement with the subadvisor, whereby the advisor will pay 20% of the aforementioned fees earned under the advisory agreement to the subadvisor. In addition, the subadvisor owns a 20% interest in Carey Watermark Holdings, LLC. Our subadvisor provides services to the advisor primarily relating to acquiring, managing, financing and disposing of our assets and overseeing the independent property operators that will manage the day-to-day operations of our properties. In addition, the subadvisor provides us with the services of our chief executive officer during the term of the subadvisory agreement, subject to the approval of our independent directors.
Note 4. Commitments and Contingencies
As of December 31, 2010, we were not involved in any material litigation.
Upon subscription proceeds reaching the minimum offering amount of $10,000,000, on March 3, 2011, our board of directors has declared a daily distribution of $0.00111111 per share for the first quarter of 2011. This daily distribution is payable to shareholders of record as of the close of business on each day during the first quarter of 2011 and will be paid in aggregate on or about April 15, 2011. Initial shareholders were eligible to accrue distributions beginning March 3, 2011.
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
CWI 2010 10-K — 31

Note 5. Selected Quarterly Financial Data (unaudited)

	Three months ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Operating expenses (a)	$—	$—	$(45,500)	$(252,051)
Net loss	—	—	(45,500)	(252,051)
Net loss per share			(3.76)	(10.85)

(a)	For the period from inception (March 10, 2008) through December 31, 2009, we had no significant assets, cash flows, or results of operations, and accordingly periods prior to January 1, 2010 are not presented. Additionally, there was no activity during each of the quarters ended March 31 and June 30, 2010.
Note 6. Subsequent Event
On March 3, 2011 the minimum offering amount of $10,000,000 was reached, and pursuant to our advisory agreement we became obligated on that date to reimburse the advisor for all of the organization costs and a portion of the offering costs that it incurred in connection with the offering, as described in Note 3. Such organization and offering costs were $73,598 and $3,313,599, respectively, through December 31, 2010.
CWI 2010 10-K — 32

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
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
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at December 31, 2010, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2010 at a reasonable level of assurance.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
We assessed the effectiveness of our internal control over financial reporting at December 31, 2010. In making this assessment, we used criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, at December 31, 2010, our internal control over financial reporting is effective based on those criteria.
This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.
CWI 2010 10-K — 33

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
This information will be contained in our definitive proxy statement for the 2011 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 11.	Executive Compensation.
This information will be contained in our definitive proxy statement for the 2011 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
This information will be contained in our definitive proxy statement for the 2011 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
This information will be contained in our definitive proxy statement for the 2011 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 14.	Principal Accountant Fees and Services.
This information will be contained in our definitive proxy statement for the 2011 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
CWI 2010 10-K — 34

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a) (1) and (2) — Financial statements and schedules — see index to our consolidated financial statements included in Item 8.
(3) Exhibits:
The following exhibits are filed as part of this report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit
No.	Description	Method of Filing

3.1	Articles of Amendment and Restatement of Carey Watermark Investors Incorporated	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

3.2	Bylaws of Carey Watermark Investors Incorporated (Incorporated by reference to Exhibit 3.3 to the registrant’s Registration Statement on Form S-11 (File No. 333-149899) filed on March 26, 2008)	Incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-11 (File No. 333-149899) filed on March 26, 2008

4.1	Distribution Reinvestment and Stock Purchase Plan	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.1	Advisory Agreement dated September 15, 2010, between Carey Watermark Investors Incorporated, CWI OP, LP, and Carey Lodging Advisors, LLC	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.2	Agreement of Limited Partnership of CWI OP, LP	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.3	Dealer Manager Agreement dated September 15, 2010, between Carey Watermark Investors Incorporated and Carey Financial, LLC	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.4	Subscription Escrow Agreement dated September 15, 2010, between Carey Financial, LLC, Carey Watermark Investors Incorporated and UMB Bank, N.A.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.5	2010 Equity Incentive Plan	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.6	Indemnification Agreement dated September 15, 2010, between Carey Watermark Investors Incorporated and CWA, LLC	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.7	Form of Indemnification Agreement between Carey Watermark Investors Incorporated and its directors and executive officers	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.8	Carey Watermark Investors Incorporated Directors’ Incentive Plan — 2010 Equity Incentive Plan	Filed herewith

10.9	Form of Selected Dealer Agreement	Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-11 (File No. 333-149899) filed on June 6, 2008

21.1	List of Registrant Subsidiaries	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
CWI 2010 10-K — 35

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors Incorporated
Date 3/18/2011	By:	/s/ Michael G. Medzigian
Michael G. Medzigian
Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Trevor P. Bond Trevor P. Bond	Chairman (Principal Executive Officer)	3/18/2011

/s/ Mark J. DeCesaris Mark J. DeCesaris	Chief Financial Officer (Principal Financial Officer)	3/18/2011

/s/ Thomas J. Ridings, Jr. Thomas J. Ridings, Jr.	Chief Accounting Officer (Principal Accounting Officer)	3/18/2011

/s/ Charles S. Henry Charles S. Henry	Director	3/18/2011

/s/ Michael D. Johnson Michael D. Johnson	Director	3/18/2011

/s/ Robert E. Parsons, Jr. Robert E. Parsons, Jr.	Director	3/18/2011

/s/ William H. Reynolds, Jr. William H. Reynolds, Jr.	Director	3/18/2011
CWI 2010 10-K — 36