Form 10-Q
period 2011-03-31
Carey Watermark Investors Inc
filed 2011-05-13
CIK 1430259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 1,948,749 shares of common stock, $0.001 par value, outstanding at May 9, 2011.

Forward-Looking Statements
This Quarterly Report on Form 10-Q (the “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on March 18, 2011 (the “2010 Annual Report”). We do not undertake to revise or update any forward-looking statements. Additionally, a description of our critical accounting estimates is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2010 Annual Report. There has been no significant change in our critical accounting estimates.
CWI 3/31/201110-Q — 1

PART I

Item 1.	Financial Statements
CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2011	December 31, 2010
Assets
Cash and cash equivalents	$13,024,305	$332,989
Other assets, net	6,672	—

Total assets	$13,030,977	$332,989

Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$505,709	$190,752
Due to affiliates	487,318	45,500
Distributions payable	40,908	—

Total liabilities	1,033,935	236,252

Commitments and contingencies (Note 4)

Equity

Common stock $0.001 par value; authorized 300,000,000 shares; issued and outstanding, 1,452,098 and 23,222 shares, respectively	1,452	23
Additional paid-in capital	12,868,583	208,977
Accumulated deficit	(1,058,618)	(297,888)

Total Carey Watermark Investors Incorporated shareholders’ equity	11,811,417	(88,888)
Noncontrolling interest	185,625	185,625

Total equity	11,997,042	96,737

Total liabilities and equity	$13,030,977	$332,989

See Notes to Consolidated Financial Statements.
CWI 3/31/201110-Q — 2

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

Three Months Ended
March 31, 2011

Operating Expenses
General and administrative	$(719,822)

Net Loss	$(719,822)

Loss Per Share
Basic and diluted	$(1.77)

Weighted Average Shares Outstanding
Basic and diluted	406,276

See Notes to Consolidated Financial Statements.
CWI 3/31/201110-Q — 3

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

			Additional	Accumulated	Total CWI	Noncontrolling
	Shares	Common Stock	Paid-In Capital	Deficit	Shareholders	Interest	Total
Balance at January 1, 2010	1,000	$1	$8,999	$(337)	$8,663	$—	$8,663
Shares, $0.001 par value, issued to the advisor at $9.00 per share	22,222	22	199,978		200,000		200,000
Contributions from noncontrolling interest						185,625	185,625
Net loss				(297,551)	(297,551)	—	(297,551)

Balance at December 31, 2010	23,222	23	208,977	(297,888)	(88,888)	185,625	96,737

Net loss				(719,822)	(719,822)	—	(719,822)
Shares issued, net of offering costs	1,424,876	1,425	12,618,453		12,619,878		12,619,878
Stock-based compensation	4,000	4	41,153		41,157		41,157
Distributions declared ($0.1000 per share)				(40,908)	(40,908)	—	(40,908)

Balance at March 31, 2011	1,452,098	$1,452	$12,868,583	$(1,058,618)	$11,811,417	$185,625	$11,997,042

See Notes to Consolidated Financial Statements.
CWI 3/31/201110-Q — 4

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Three Months
Ended March 31,
2011
Cash Flows — Operating Activities
Net loss	$(719,822)
Adjustments to net loss:
Stock-based compensation expense	41,157
Increase in due to affiliates	231,136
Net changes in other operating assets and liabilities	314,958

Net cash used in operating activities	(132,571)

Cash Flows — Financing Activities
Proceeds from issuance of shares, net of offering costs	12,823,887

Net cash provided by financing activities	12,823,887

Change in Cash and Cash Equivalents During the Period
Net increase in cash and cash equivalents	12,691,316
Cash and cash equivalents, beginning of period	332,989

Cash and cash equivalents, end of period	$13,024,305

Noncash investing and financing activities:

(a) Noncash financing activities include $210,682 of offering costs paid by the advisor.
See Notes to Consolidated Financial Statements.
CWI 3/31/201110-Q — 5

CAREY WATERMARK INVESTORS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Business
Organization
Carey Watermark Investors Incorporated (together with its consolidated subsidiaries, “we”, “us”, or “our”) is a Maryland corporation formed in March 2008 for the purpose of acquiring, owning, disposing of and, through our advisor, managing and seeking to enhance the value of, interests in lodging and lodging related properties primarily in the United States (“U.S.”). We intend to conduct substantially all of our investment activities and own all of our assets through CWI OP, LP, our “Operating Partnership.” We are a general partner and a limited partner and own a 99.985% capital interest in the Operating Partnership. Carey Watermark Holdings, LLC (“Carey Watermark Holdings”), which is owned indirectly by W. P. Carey & Co. LLC (“W. P. Carey”) and Watermark Capital Partners, LLC, holds a special general partner interest in the Operating Partnership. We began operations on March 3, 2011.
We are managed by our advisor, Carey Lodging Advisors, LLC, a related party. Our advisor will manage our overall portfolio, including providing oversight and strategic guidance to the independent property operators that manage our properties. Our subadvisor, CWA, LLC, a subsidiary of Watermark Capital Partners, LLC, provides services to the advisor primarily relating to acquiring, managing, financing and disposing of our assets and overseeing the independent property operators that will manage the day-to-day operations of our future properties. In addition, the subadvisor provides us with the services of our chief executive officer during the term of the subadvisory agreement, subject to the approval of our independent directors.
Public Offering
On September 15, 2010, our Registration Statement on Form S-11 (File No. 333-149899), covering an initial public offering of up to 100,000,000 shares of common stock at $10.00 per share, was declared effective under the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement also covers the offering of up to 25,000,000 shares of common stock at $9.50 pursuant to our distribution reinvestment plan. Our initial public offering is being offered on a “best efforts” basis by Carey Financial, LLC, an affiliate of the advisor (“Carey Financial”), and other selected dealers. We intend to use the net proceeds of the offering to acquire, own and manage a portfolio of interests in lodging and lodging related properties. While our core strategy is focused on the lodging industry, we may also invest in other real estate property sectors.
On March 19, 2008, Carey REIT II, a wholly-owned subsidiary of W. P. Carey and an affiliate of our advisor, purchased 1,000 shares of our common stock for $9,000 and was admitted as our initial stockholder. Additionally, on August 16, 2010, we received a capital contribution of $200,000 in cash from Carey REIT II in exchange for 22,222 shares of our common stock. Carey REIT II purchased its shares at $9.00 per share, net of commissions and fees, which would have otherwise been payable to Carey Financial. On October 13, 2010, Carey Watermark Holdings purchased a capital interest in the Operating Partnership representing its special general partnership interest of 0.015% for $185,625.
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
We had no significant operations as of March 31, 2011. Our operating expenses for the three months ended March 31, 2011 consist solely of administrative expenses primarily related to personnel related costs and legal and professional fees. Activity for the three months ended March 31, 2010 was nominal and, therefore, is not presented.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.
CWI 3/31/201110-Q — 6

Notes to Consolidated Financial Statements
Basis of Consolidation
The consolidated financial statements reflect all of our accounts, including those of our majority-owned and/or controlled subsidiaries. The portion of equity in a subsidiary that is not attributable, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.
The Financial Accounting Standards Board (“FASB”) has issued amended guidance related to the consolidation of variable interest entities (“VIEs”). The amended guidance affects the overall consolidation analysis, changing the approach taken by companies in identifying which entities are VIEs and in determining which party is the primary beneficiary, and requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amended guidance changes the consideration of kick-out rights in determining if an entity is a VIE. Additionally, the guidance requires an ongoing reconsideration of the primary beneficiary and provides a framework for the events that trigger a reassessment of whether an entity is a VIE.
We performed an analysis of all of our subsidiary entities to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of our assessment, we have concluded that none of our subsidiaries is a VIE and all are consolidated under the voting model.
We account for the capital interest held by Carey Watermark Holdings in the Operating Partnership as a noncontrolling interest. Carey Watermark Holdings’ special general partner interest will entitle it to receive distributions of 10% of available cash generated by Operating Partnership operations, subject to certain limitations. In addition, in the event of the dissolution of the Operating Partnership, Carey Watermark Holdings will be entitled to receive distributions of up to 15% of net proceeds, provided certain return thresholds are met for the initial investors in the Operating Partnership. There was no profit or loss allocated to this noncontrolling interest during the periods presented because the Operating Partnership had minimal operations.
Cash and Cash Equivalents and Short-Term Investments
We consider all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items to be classified as cash equivalents include commercial paper and money-market funds. Our cash and cash equivalents are held in the custody of one financial institution and, these balances, at times, exceed federally insurable limits. We mitigate this risk by depositing funds with major financial institutions. Instruments that have a maturity of three months or more at the time of purchase will be classified as short-term investments in the consolidated financial statements.
Federal Income Taxes
We intend to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986 (the “Code”) beginning with our taxable year ending December 31, 2011. In order to maintain our qualification as a REIT, we will be required to, among other things, distribute at least 90% of our REIT taxable income to our stockholders and meet certain tests regarding the nature of our income and assets. Under the Code, REITs are subject to numerous organizational and operational requirements including limitations on certain types of gross income. As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute to stockholders as long as we meet such requirements and distribute at least 90% of our net taxable income (excluding net capital gains) on an annual basis. If we fail to qualify for taxation as a REIT for any taxable year, our income will be taxed at regular corporate rates, and we may not be able to qualify for treatment as a REIT for that year and the next four years. Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to state, local and foreign taxes on our income and property and to income and excise taxes on our U.S. undistributed income.
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
CWI 3/31/201110-Q — 7

Notes to Consolidated Financial Statements
Organization and Offering Costs
The advisor has paid various organization and offering costs on our behalf, a portion of which we became liable for under the advisory agreement on March 3, 2011 (see Notes 3 and 4). As funds are raised, we accrue costs incurred in connection with the raising of capital as deferred offering costs. Upon receipt of offering proceeds and reimbursement to the advisor for costs incurred, we charge the deferred offering costs to shareholders’ equity as appropriate. Such reimbursements will not exceed regulatory cost limitations. Organization costs will be expensed as incurred and will be included in General and administrative expenses in the financial statements.
Stock-Based Compensation
We have granted restricted share units (“RSUs”) to certain employees of our subadvisor and independent directors. Stock-based compensation expense for awards made to non-employees is based on the fair value of the services received. Stock-based compensation expense for awards made to directors is based on the grant date fair value estimated in accordance with current accounting guidance for share-based payments. We recognize these compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award. We include stock-based compensation within General and administrative expense.
Acquisition Costs
We immediately expense all acquisition costs and fees associated with transactions deemed to be business combinations, but we capitalize these costs for transactions deemed to be acquisitions of an asset. To the extent we make investments that are deemed to be business combinations, our results of operations will be negatively impacted by the immediate expensing of acquisition costs and fees incurred. Subsequent to the acquisition, there will be a positive impact on our results of operations through a reduction in depreciation expense over the estimated life of the properties. During the three months ended March 31, 2011 we expensed $331,838 related to an acquisition that was finalized during the second quarter of 2011.
Note 3. Agreements and Transactions with Related Parties
Effective September 15, 2010, we entered into a dealer manager agreement with Carey Financial, whereby Carey Financial will receive a selling commission of up to $0.70 per share sold and a dealer manager fee of up to $0.30 per share sold, a portion of which may be re-allowed to the selected broker dealers. During the three months ended March 31, 2011, we began admitting shareholders and sold 1,424,876 shares and reflected the related offering proceeds of $14,213,989 net of such commissions of $1,390,102.
Effective September 15, 2010, we entered into an advisory agreement with the advisor to perform certain services for us, including managing the offering and our overall business, identification, evaluation, negotiation, purchase and disposition of lodging related properties and the performance of certain administrative duties. Pursuant to the advisory agreement, upon reaching the minimum offering amount of $10,000,000 on March 3, 2011, we became obligated to reimburse the advisor for all organization and offering costs incurred in connection with our offering, up to a maximum amount (excluding selling commissions and the dealer manager fee) of 2% of the gross proceeds of our offering and distribution reinvestment plan. Through March 31, 2011, the advisor has incurred organization and offering costs on our behalf of approximately $73,598 and $3,722,587, respectively. However at March 31, 2011, we were only obligated to pay $284,280 of these costs because of the 2% limitation described above. The advisor will also receive acquisition fees of 2.5% of the total investment cost of the properties acquired and loans originated by us not to exceed 6% of the aggregate contract purchase price of all investments and loans. We will also pay the advisor an annual asset management fee equal to 0.50% of the aggregate average market value of our investments. Carey Watermark Holdings an affiliate of the advisor, will receive a 10% interest in distributions of available cash by the Operating Partnership and a subordinated interest of 15% of the net proceeds from the sale, exchange or other disposition of operating partnership assets. The advisor will also receive disposition fees of up to 1.5% of the contract sales price of a property. We will also pay the advisor a loan refinancing fee of up to 1% of a refinanced loan, if certain conditions described in our prospectus are met.
Additionally, effective September 15, 2010, the advisor entered into a subadvisory agreement with the subadvisor, whereby the advisor will pay 20% of the aforementioned fees earned under the advisory agreement to the subadvisor. In addition, the subadvisor owns a 20% interest in Carey Watermark Holdings. For the three months ended March 31, 2011, we reimbursed the subadvisor for personnel costs and other charges totaling $148,631.
CWI 3/31/201110-Q — 8

Notes to Consolidated Financial Statements
Note 4. Commitments and Contingencies
As of March 31, 2011, we were not involved in any material litigation.
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
Note 5. Stock-Based Compensation
2010 Equity Incentive Plan and Directors Incentive Plan — 2010 Incentive Plan
We maintain the 2010 Equity Incentive Plan, which authorizes the issuance of shares of our common stock to non-employees. The 2010 Equity Incentive Plan provides for the grant of RSUs, performance share units, and dividend equivalent rights. We also maintain the Directors Incentive Plan — 2010 Incentive Plan which authorizes the issuance of shares of our common stock to our independent directors. The Directors Incentive Plan — 2010 Incentive Plan provides for the grant of RSUs and performance share units. A maximum of 4,000,000 awards may be granted, in the aggregate, under these two plans.
During the three months ended March 31, 2011, we issued 1,000 RSUs to each of our four independent directors. The market value of these units, which vested immediately, was $40,000, which we recognized as stock-based compensation expense. We also recognized $1,157 in amortization expense related to 16,000 RSUs issued to employees of our subadvisor during March 2011. The non-employee awards vest over three years.
Note 6. Acquisition
On May 5, 2011, we completed a joint venture investment with Ensemble Hotel Partners, LLC (“Ensemble”), the owner of the leasehold interests in two waterfront hotel properties located in Long Beach, CA: the Hotel Maya, a Doubletree by Hilton Hotel (the “Hotel Maya”); and the Residence Inn Long Beach Downtown (the “Residence Inn”).
We acquired a 49% interest in the venture (the “Venture”) for $43,600,000, which includes our allocable share of the Venture’s debt and an acquisition fee of $1,085,000 payable to the advisor and other transaction costs. The Venture’s total capitalization, including partner equity and debt, is approximately $88,000,000. We have the right, subject to certain conditions, to increase our ownership in the Venture to 50%. Our investment was made in the form of a preferred equity interest that carries a cumulative preferred dividend of 9.5% per year and is senior to Ensemble’s equity interest.
Both properties are subject to mortgage financing. The financing on the Hotel Maya is a three-year, $15,000,000 mortgage that bears interest at 6.5% per year. The financing on the Residence Inn is a 10-year, $32,000,000 mortgage that bears interest at 7.25% per year. The Venture is a guarantor of the mortgage financing on the Hotel Maya. Ensemble has agreed to be responsible for, and has indemnified us regarding, any and all amounts due under the guarantee. Our investment was financed in part by a $4,000,000 loan from a subsidiary of W. P. Carey at a rate of 30-day London inter-bank offered rate (“LIBOR”) plus 2.5% and with a maturity date of June 6, 2011.
As of the date of this Report, we have not completed our initial accounting for this acquisition, including the determination of the fair value of the assets acquired and liabilities assumed. Therefore, we are not yet able to present the pro forma impact on our earnings for the three months ended March 31, 2011 and 2010.
CWI 3/31/201110-Q — 9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our MD&A should be read in conjunction with our 2010 Annual Report.
Business Overview
We were formed in March 2008 for the purpose of acquiring, owning, disposing of and, through our advisor, managing and seeking to enhance the value of, interests in lodging and lodging related properties, primarily in the U.S. We intend to qualify as a REIT and intend to conduct substantially all of our investment activities and own all of our assets through our Operating Partnership. We are a general partner and a limited partner and own approximately a 99.985% capital interest in the Operating Partnership. Carey Watermark Holdings, an entity substantially all of which is owned by CLA Holdings, LLC, Carey REIT II, Inc. and CWA, LLC holds a special general partner interest in the Operating Partnership. Our advisor and the subadvisor will manage our overall portfolio, including providing oversight and strategic guidance to the independent property operators that will manage our future properties.
Significant Developments
Public Offering
On September 15, 2010, our Registration Statement on Form S-11 (File No. 333-149899), covering an initial public offering of up to 100,000,000 shares of our common stock at $10.00 per share, was declared effective under the Securities Act. The Registration Statement also covers the offering of up to 25,000,000 shares of common stock at $9.50 per share pursuant to our distribution reinvestment plan. Our initial public offering is being offered on a “best efforts” basis by Carey Financial and other selected dealers. Since we began admitting shareholders on March 3, 2011 and through May 10, 2011, we have raised more than $19,200,000.
We intend to use the net proceeds of the offering to acquire, own and manage a portfolio of interests in lodging and lodging related properties. While our core strategy will be focused on the lodging industry, we may also invest in other real estate property sectors.
Subsequent Events
On May 5, 2011, we completed a joint venture investment with Ensemble, the owner of the leasehold interests in two waterfront hotel properties located in Long Beach, CA: the Hotel Maya; and the Residence Inn (see Note 6).
We acquired a 49% interest in the Venture for $43,600,000, which includes our allocable share of the Venture’s debt and an acquisition fee of $1,085,000 payable to the advisor and other transaction costs. The Venture’s total capitalization, including partner equity and debt, is approximately $88,000,000. We have the right, subject to certain conditions, to increase our ownership in the Venture to 50%. Our investment was made in the form of a preferred equity interest that carries a cumulative preferred dividend of 9.5% per year and is senior to Ensemble’s equity interest.
Both properties are subject to mortgage financing. The financing on the Hotel Maya is a three-year, $15,000,000 mortgage that bears interest at 6.5% per year. The financing on the Residence Inn is a 10-year, $32,000,000 mortgage that bears interest at 7.25% per year. The Venture is a guarantor of the mortgage financing on the Hotel Maya. Ensemble has agreed to be responsible for, and has indemnified us regarding, any and all amounts due under the guarantee. Our investment was financed in part by a $4,000,000 loan from a subsidiary of W. P. Carey at a rate of 30-day LIBOR plus 2.5% and with a maturity date of June 6, 2011.
Results of Operations
We are a newly formed company and have no significant operating history. We are dependent upon proceeds received from the offering to conduct our proposed activities. In addition, we did not own any properties at March 31, 2011. The capital required to purchase any property will be obtained from the offering proceeds and from any mortgage indebtedness that we may incur in connection with the acquisition of any property or thereafter.
CWI 3/31/201110-Q — 10

We incurred a loss of $719,822 for three months ended March 31, 2011 representing general and administrative costs which consist primarily of expenses related to our acquisition of $331,838, expenses reimbursed to the subadvisor of $148,631, legal and professional fees (including organization costs described below) of $139,257, directors’ fees of $45,000, and non-cash stock-based compensation of $41,157. To date, these costs have been funded primarily by advances from an affiliate of the advisor. Additionally, organization and offering costs paid by the advisor were $73,598 and $3,722,587, respectively, through March 31, 2011. Pursuant to our advisory agreement as described in Note 3, on March 3, 2011, we became liable for the organization costs of $73,598 and $210,682 of the offering costs paid by the advisor on our behalf. As of the date of this Report, we have no commitments to acquire any property or to make any other material capital expenditures.
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
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2011, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2011 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
CWI 3/31/201110-Q — 11

PART II

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
We intend to use the net proceeds of the offering to acquire, own and manage a portfolio of interests in lodging and lodging related properties. The use of proceeds from our initial public offering of common stock, which commenced in March 2011 pursuant to a registration statement (No. 333-149899) that was declared effective in September 2010, was as follows at March 31, 2011:

Shares registered	100,000,000
Aggregate price of offering amount registered	$1,000,000,000
Shares sold	1,424,876
Aggregated offering price of amount sold	$14,248,760
Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(1,170,198)
Direct or indirect payments to others	(423,913)

Net offering proceeds to the issuer after deducting expenses	12,654,649

Temporary investments in cash and cash equivalents	$12,654,649

Item 6.	Exhibits
The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
10.1	Form of Employee Restricted Stock Unit Award
10.2
Amended and Restated Limited Liability Company Operating Agreement of Long Beach Hotel Properties, LLC, dated as of May 2, 2011, by and between CWI Long Beach Hotels, LLC and LBHP-Ensemble Partners, LLC (Incorporated by reference to Current Report on Form 8-K filed May 11, 2011)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
CWI 3/31/201110-Q — 12

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Carey Watermark Investors Incorporated
Date: 05/12/11	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Chief Financial Officer (Principal Financial Officer)

Date: 05/12/11	By:	/s/ Thomas J. Ridings, Jr.
Thomas J. Ridings, Jr.
Chief Accounting Officer (Principal Accounting Officer)
CWI 3/31/201110-Q — 13

EXHIBIT INDEX
The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
10.1	Form of Employee Restricted Stock Unit Award
10.2
Amended and Restated Limited Liability Company Operating Agreement of Long Beach Hotel Properties, LLC, dated as of May 2, 2011, by and between CWI Long Beach Hotels, LLC and LBHP-Ensemble Partners, LLC (Incorporated by reference to Current Report on Form 8-K filed May 11, 2011)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002