Form 10-Q
period 2011-06-30
Carey Watermark Investors Inc
filed 2011-08-12
CIK 1430259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-54263
CAREY WATERMARK INVESTORS INCORPORATED
(Exact name of registrant as specified in its charter)

Maryland	26-2145060
(State of incorporation)	(I.R.S. Employer Identification No.)

50 Rockefeller Plaza New York, New York (Address of principal executive office)	10020 (Zip Code)
Investor Relations (212) 492-8920
(212) 492-1100
(Registrant’s telephone numbers, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 3,327,594 shares of common stock, $0.001 par value, outstanding at August 5, 2011.

INDEX

Page No.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets	2

Consolidated Statements of Operations	3

Consolidated Statements of Equity	4

Consolidated Statement of Cash Flows	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4. Controls and Procedures	12

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 6. Exhibits	13

Signatures	14

Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
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
CWI 6/30/2011 10-Q — 1

PART I

Item 1.	Financial Statements
CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2011	December 31, 2010
Assets
Equity investments in real estate	$20,466,041	$—
Cash and cash equivalents	5,840,099	332,989
Other assets, net	29,947	—

Total assets	$26,336,087	$332,989

Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$499,389	$190,752
Due to affiliates	799,222	45,500
Distributions payable	218,375	—

Total liabilities	1,516,986	236,252

Commitments and contingencies (Note 5)

Equity:
CWI shareholders’ equity:
Common stock $0.001 par value; authorized 300,000,000 shares; issued and outstanding, 3,011,458 and 23,222 shares, respectively	3,003	23
Additional paid-in capital	26,827,592	208,977
Distributions in excess of accumulated losses	(2,011,494)	(297,888)

Total CWI shareholders’ equity	24,819,101	(88,888)
Noncontrolling interests	—	185,625

Total equity	24,819,101	96,737

Total liabilities and equity	$26,336,087	$332,989

See Notes to Consolidated Financial Statements.
CWI 6/30/2011 10-Q — 2

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011

Operating Expenses
General and administrative	$(692,825)	$(1,412,647)
Property expenses	(32,420)	(32,420)

	(725,245)	(1,445,067)

Other Income and Expenses
Interest expense (Note 3)	(9,257)	(9,257)

	(9,257)	(9,257)

Net Loss	$(734,502)	$(1,454,324)

Loss Per Share
Basic and diluted	$(0.34)	$(1.13)

Weighted Average Shares Outstanding
Basic and diluted	2,167,745	1,292,264

Distributions Declared Per Share	$0.1000	$0.2000

See Notes to Consolidated Financial Statements.
CWI 6/30/2011 10-Q — 3

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
For the six months ended June 30, 2011 and the year ended December 31, 2010

				Distributions in
				Excess of
		Common	Additional	Accumulated	Total CWI	Noncontrolling
	Shares	Stock	Paid-In Capital	Earnings	Shareholders	Interest	Total
Balance at January 1, 2010	1,000	$1	$8,999	$(337)	$8,663	$—	$8,663
Shares, $0.001 par value, issued to the advisor at $9.00 per share	22,222	22	199,978		200,000		200,000
Contribution from noncontrolling interest						185,625	185,625
Net loss				(297,551)	(297,551)		(297,551)

Balance at December 31, 2010	23,222	23	208,977	(297,888)	(88,888)	185,625	96,737

Net loss				(1,454,324)	(1,454,324)		(1,454,324)
Shares issued, net of offering costs	2,980,236	2,972	26,338,360		26,341,332		26,341,332
Reallocation of contributions from noncontrolling interest			185,625		185,625	(185,625)	—
Stock-based compensation	8,000	8	94,630		94,638		94,638
Distributions declared ($0.2000 per share)				(259,282)	(259,282)		(259,282)

Balance at June 30, 2011	3,011,458	$3,003	$26,827,592	$(2,011,494)	$24,819,101	$—	$24,819,101

See Notes to Consolidated Financial Statements.
CWI 6/30/2011 10-Q — 4

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended
June 30, 2011
Cash Flows — Operating Activities
Net loss	$(1,454,324)
Adjustments to net loss:
Stock-based compensation expense	94,638
Increase in due to affiliates	233,080
Net changes in other operating liabilities	308,637

Net cash used in operating activities	(817,969)

Cash Flows — Investing Activities
Purchase of equity interest	(20,466,041)

Net cash used in investing activities	(20,466,041)

Cash Flows — Financing Activities
Distributions paid	(40,908)
Proceeds from issuance of shares, net of offering costs	26,832,028
Proceeds from note payable	4,000,000
Repayment of note payable	(4,000,000)

Net cash provided by financing activities	26,791,120

Change in Cash and Cash Equivalents During the Period
Net increase in cash and cash equivalents	5,507,110
Cash and cash equivalents, beginning of period	332,989

Cash and cash equivalents, end of period	$5,840,099

Noncash investing and financing activities:
Noncash financing activities include $520,642 of offering costs paid by the advisor.
See Notes to Consolidated Financial Statements.
CWI 6/30/2011 10-Q — 5

CAREY WATERMARK INVESTORS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Business
Organization
Carey Watermark Investors Incorporated (together with its consolidated subsidiaries, “CWI”, “we”, “us”, or “our”) is a Maryland corporation formed in March 2008 for the purpose of acquiring, owning, disposing of and, through our advisor, managing and seeking to enhance the value of, interests in lodging and lodging related properties primarily in the United States (“U.S.”). We intend to conduct substantially all of our investment activities and own all of our assets through CWI OP, LP, our “Operating Partnership.” We are a general partner and a limited partner and own a 99.985% capital interest in the Operating Partnership. Carey Watermark Holdings, LLC (“Carey Watermark Holdings”), which is owned indirectly by W. P. Carey & Co. LLC (“W. P. Carey”) and Watermark Capital Partners, LLC (“Watermark Capital Partners”), holds a special general partner interest in the Operating Partnership. We began operations on March 3, 2011.
We are managed by our advisor, Carey Lodging Advisors, LLC, a related party. Our advisor will manage our overall portfolio, including providing oversight and strategic guidance to the independent property operators that manage our properties. Our subadvisor, CWA, LLC, a subsidiary of Watermark Capital Partners, provides services to the advisor primarily relating to acquiring, managing, financing and disposing of our assets and overseeing the independent property operators that manage the day-to-day operations of our properties. In addition, the subadvisor provides us with the services of our chief executive officer during the term of the subadvisory agreement, subject to the approval of our independent directors.
Public Offering
On September 15, 2010, our Registration Statement on Form S-11 (File No. 333-149899), covering an initial public offering of up to 100,000,000 shares of common stock at $10.00 per share, was declared effective under the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement also covers the offering of up to 25,000,000 shares of common stock at $9.50 pursuant to our distribution reinvestment plan. Our initial public offering is being offered on a “best efforts” basis by Carey Financial, LLC, an affiliate of the advisor (“Carey Financial”), and other selected dealers. We intend to use the net proceeds of the offering to acquire, own and manage a portfolio of interests in lodging and lodging related properties. While our core strategy is focused on the lodging industry, we may also invest in other real estate property sectors. From the beginning of our offering through June 30, 2011, we raised $29,744,843. There can be no assurance that we will successfully sell the full number of shares registered.
On March 19, 2008, Carey REIT II, Inc. (“Carey REIT II”), a wholly-owned subsidiary of W. P. Carey and an affiliate of our advisor, purchased 1,000 shares of our common stock for $9,000 and was admitted as our initial stockholder. Additionally, on August 16, 2010, we received a capital contribution of $200,000 in cash from Carey REIT II in exchange for 22,222 shares of our common stock. Carey REIT II purchased its shares at $9.00 per share, net of commissions and fees, which would have otherwise been payable to Carey Financial. On October 13, 2010, Carey Watermark Holdings purchased a capital interest in the Operating Partnership representing its special general partnership interest of 0.015% for $185,625.
Note 2. Basis of Presentation
Basis of Presentation
Our interim consolidated financial statements have been prepared, without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of our consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the U.S. (“GAAP”).
In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2010, which are included in our 2010 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.
CWI 6/30/2011 10-Q — 6

Notes to Consolidated Financial Statements
We had no significant operations as of June 30, 2011. Our operating expenses for the three and six months ended June 30, 2011 consist primarily of administrative expenses primarily related to personnel related costs and legal and professional fees. Activity for the three and six months ended June 30, 2010 was nominal and, therefore, is not presented.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.
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
We account for the capital interest held by Carey Watermark Holdings in the Operating Partnership as a noncontrolling interest. Carey Watermark Holdings’ special general partner interest will entitle it to receive distributions of 10% of available cash generated by Operating Partnership operations, subject to certain limitations. In addition, in the event of the dissolution of the Operating Partnership, Carey Watermark Holdings will be entitled to receive distributions of up to 15% of net proceeds, provided certain return thresholds are met for the initial investors in the Operating Partnership. In the current period, we reallocated $185,625 of noncontrolling interest contributions to the general partner’s additional paid in capital, in accordance with ASC 323 Equity Method and Joint Ventures. As a result of issuing additional shares, and thereby the Operating Partnership issuing additional units, we have reallocated our equity accounts in accordance with GAAP. Based on the terms of the Operating Partnership agreement and that the initial investors not yet earning their minimal return, the non-controlling interest representing Carey Watermark Holding’s interest in the Operating Partnership has absorbed the operating losses to the extent of its original investment.
Equity Investments in Real Estate
We evaluate our equity investments in real estate on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and whether or not that impairment is other-than-temporary. To the extent impairment has occurred, we measure the charge as the excess of the carrying value of our investment over its estimated fair value, which is determined by multiplying the estimated fair value of the underlying venture’s net assets by our ownership interest percentage.
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
Acquisition Costs
We immediately expense all acquisition costs and fees associated with transactions deemed to be business combinations, but we capitalize these costs for transactions deemed to be acquisitions of an asset or equity investment. To the extent we make investments that are deemed to be business combinations, our results of operations will be negatively impacted by the immediate expensing of acquisition costs and fees incurred. During the three and six months ended June 30, 2011 we capitalized $1,311,794 related to our acquisition that was finalized during the second quarter of 2011.
CWI 6/30/2011 10-Q — 7

Notes to Consolidated Financial Statements
Future Accounting Requirements
The following Accounting Standards Updates (“ASUs”) promulgated by the Financial Accounting Standards Board (“FASB”) are applicable to us in current or future reports, as indicated:
ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations — In December 2010, the FASB issued an update to Accounting Standards Codification Topic (“ASC”) 805, Business Combinations. The amendments in the update clarify that the pro forma disclosures required under ASC 805 should depict revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. Additionally, the amendments expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s) included in the reported pro forma revenue and earnings. These amendments impact the form of our disclosures only, are applicable to us prospectively and are effective for our business combinations for which the acquisition date is on or after December 15, 2010.
ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs — In May 2011, the FASB issued an update to ASC 820, Fair Value Measurements. The amendments in the update explain how to measure fair value and do not require additional fair value measurements, nor are they intended to establish valuation standards or affect valuation practices outside of financial reporting. These new amendments will impact the level of information we provide, particularly for level 3 fair value measurements and the measurement’s sensitivity to changes in unobservable inputs, our use of a nonfinancial asset in a way that differs from that asset’s highest and best use, and the categorization by level of the fair value hierarchy for items that are not measured at fair value in the balance sheet but for which the fair value is required to be disclosed. These amendments are expected to impact the form of our disclosures only, are applicable to us prospectively and are effective for our interim and annual periods beginning in 2012.
ASU 2011-05, Presentation of Comprehensive Income — In June 2011, the FASB issued an update to ASC 220, Comprehensive Income. The amendments in the update change the reporting options applicable to the presentation of other comprehensive income and its components in the financial statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Additionally, the update requires the consecutive presentation of the statement of net income and other comprehensive income. Finally, the update requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. These amendments impact the form of our disclosures only, are applicable to us retrospectively and are effective for our interim and annual periods beginning in 2012.
Note 3. Agreements and Transactions with Related Parties
Effective September 15, 2010, we entered into a dealer manager agreement with Carey Financial, whereby Carey Financial will receive a selling commission of up to $0.70 per share sold and a dealer manager fee of up to $0.30 per share sold, a portion of which may be re-allowed to the selected broker dealers. During the six months ended June 30, 2011, we began admitting shareholders and sold 2,980,236 shares and reflected the related offering proceeds of $29,744,843 net of such commissions of $2,912,816.
Effective September 15, 2010, we entered into an advisory agreement with the advisor to perform certain services for us, including managing the offering and our overall business, identification, evaluation, negotiation, purchase and disposition of lodging related properties and the performance of certain administrative duties. Pursuant to the advisory agreement, upon reaching the minimum offering amount of $10,000,000 on March 3, 2011, we became obligated to reimburse the advisor for all organization and offering costs incurred in connection with our offering, up to a maximum amount (excluding selling commissions and the dealer manager fee) of 2% of the gross proceeds of our offering and distribution reinvestment plan. Through June 30, 2011, the advisor has incurred organization and offering costs on our behalf of approximately $73,598 and $4,153,929, respectively. However at June 30, 2011, we were only obligated to pay $594,240 of these costs because of the 2% limitation described above. The advisor will also receive acquisition fees of 2.5% of the total investment cost of the properties acquired and loans originated by us not to exceed 6% of the aggregate contract purchase price of all investments and loans. We will also pay the advisor an annual asset management fee equal to 0.50% of the aggregate average market value of our investments. Carey Watermark Holdings, an affiliate of the advisor, will receive a 10% interest in distributions of available cash by the Operating Partnership and a subordinated interest of 15% of the net proceeds from the sale, exchange or other disposition of operating partnership assets. The advisor will also receive disposition fees of up to 1.5% of the contract sales price of a property. We will also pay the advisor a loan refinancing fee of up to 1% of a refinanced loan, if certain conditions described in our prospectus are met.
CWI 6/30/2011 10-Q — 8

Notes to Consolidated Financial Statements
Additionally, effective September 15, 2010, the advisor entered into a subadvisory agreement with the subadvisor, whereby the advisor will pay 20% of the aforementioned fees earned under the advisory agreement to the subadvisor. In addition, the subadvisor owns a 20% interest in Carey Watermark Holdings. For the three and six months ended June 30, 2011, we reimbursed the subadvisor for personnel costs and other charges totaling $88,210 and $236,841, respectively. In addition, included in our cost to acquire the two hotel properties described in Note 4 is an acquisition fee of $1,085,206 paid to our advisor, which was capitalized.
Also, as part of our investment in the joint venture described in Note 4, on May 4, 2011, a subsidiary of W.P. Carey provided us with a $4,000,000 loan at a rate of 30-day London inter-bank offered rate plus 2.5%. This note was repaid on June 6, 2011, its maturity date.
Note 4. Equity Investment in Real Estate
Together with an unrelated third party, we own an interest in two lodging properties through a joint venture that we do not control but over which we exercise significant influence, as described below. We account for this investment under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from other-than-temporary impairments). Earnings for our equity method investments are recognized in accordance with each respective investment agreement and, where applicable, based upon the allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period.
Acquisition
On May 5, 2011, we completed a joint venture investment in Long Beach Hotel Properties, LLC with LBHP-Ensemble Hotel Partners, LLC (“Ensemble”), the members of which were the then owners of the leasehold interests in two waterfront hotel properties in Long Beach, CA: the Hotel Maya, a Doubletree by Hilton Hotel (the “Hotel Maya”); and the Residence Inn Long Beach Downtown (the “Residence Inn”).
We acquired a 49% interest in this venture (the “Venture”) for $43,642,044, which includes our allocable share of the Venture’s debt of $22,851,003 and an acquisition fee of $1,085,206 paid to the advisor as well as other transaction costs. On the date of our acquisition, the Venture’s total capitalization, including partner equity and debt, was approximately $88,000,000. We have the right, subject to certain conditions, to increase our ownership in the Venture to 50%. Our investment was made in the form of a preferred equity interest that carries a cumulative preferred dividend of 9.5% per year and is senior to Ensemble’s equity interest. At June 30, 2011, the carrying amount of this investment was $20,466,041. We record our share of the net income or loss in the Venture on a one-quarter lag basis because we prepared our consolidated financial statements prior to receiving the Venture’s consolidated financial statements.
Both properties are subject to mortgage financing. The financing on the Hotel Maya is a three-year, $15,000,000 mortgage that bears interest at 6.5% per year. The financing on the Residence Inn is a 10-year, $31,875,000 mortgage that bears interest at 7.25% per year. The Venture is a guarantor of the mortgage financing on the Hotel Maya. Ensemble has agreed to be responsible for, and has indemnified us regarding, any and all amounts due under the guarantee. Our investment was financed in part by a $4,000,000 loan from a subsidiary of W. P. Carey (Note 3).
Note 5. Commitments and Contingencies
At June 30, 2011, we were not involved in any material litigation.
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
CWI 6/30/2011 10-Q — 9

Notes to Consolidated Financial Statements
Note 6. Stock-Based Compensation
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
During the six months ended June 30, 2011, we issued 2,000 RSUs to each of our four independent directors. The market value of these units, which vested immediately, was $80,000, which we recognized as stock-based compensation expense. We also recognized $14,638 in amortization expense related to 16,000 RSUs issued to employees of our subadvisor during March 2011. The non-employee awards vest over three years.
CWI 6/30/2011 10-Q — 10

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
Significant Developments
Acquisition
During May 2011, we made our first acquisition by acquiring a 49% interest in the Venture we completed with Ensemble, the owner of the leasehold interests in two waterfront hotel properties located in Long Beach, CA., the Hotel Maya and the Residence Inn (Note 4).
Public Offering
On September 15, 2010, our Registration Statement on Form S-11 (File No. 333-149899), covering an initial public offering of up to 100,000,000 shares of our common stock at $10.00 per share, was declared effective under the Securities Act. The Registration Statement also covers the offering of up to 25,000,000 shares of common stock at $9.50 per share pursuant to our distribution reinvestment plan. Our initial public offering is being offered on a “best efforts” basis by Carey Financial and other selected dealers. Since we began admitting shareholders on March 3, 2011 and through August 10, 2011 we have raised approximately $33,495,000.
Results of Operations
We are a newly formed company and have no significant operating history. We are dependent upon proceeds received from the offering to conduct our proposed activities. At June 30, 2011, our only investment was the Long Beach Hotel Properties joint venture interest that we purchased in May. The capital required to purchase any property will be obtained from the offering proceeds and from any mortgage indebtedness that we may incur in connection with the acquisition of any property or thereafter.
We incurred a loss of $734,502 and $1,454,324 for the three and six months ended June 30, 2011, respectively. For the three months ended June 30, 2011, the loss incurred primarily represented general and administrative costs attributable to legal and professional fees of $297,665, expenses related to a potential acquisition of $157,485, expenses reimbursed to the subadvisor of $88,210, non-cash stock-based compensation of $53,481 and directors’ fees of $45,250.
For the six-month period, the loss was primarily due to $489,323 in general and administrative costs primarily consisting of legal and professional fees (including organization costs of $73,598 described below) of $436,922, expenses reimbursed to the subadvisor of $236,841, non-cash stock-based compensation of $94,638 and directors’ fees of $90,250.
To date, costs related to the operations of the Venture have been funded primarily by advances from an affiliate of the advisor. Organization and offering costs paid by the advisor were $73,598 and $4,153,929, respectively, through June 30, 2011. Pursuant to our advisory agreement as described in Note 3, through June 30, 2011 we became liable for the organization costs of $73,598 and $520,642 of the offering costs paid by the advisor on our behalf. As of the date of this Report, we have no commitments to acquire any property or to make any other material capital expenditures.
CWI 6/30/2011 10-Q — 11

Financial Condition
Our liquidity would be affected adversely by unanticipated costs and greater-than-anticipated operating expenses. To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from future cash generated from operations or through short-term borrowings. In addition, subject to limitations described in our prospectus, we may incur indebtedness in connection with the acquisition of any property, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financings or refinancings in additional properties.
If we qualify as a REIT, we will not be subject to U.S. federal income taxes on amounts distributed to stockholders provided we meet certain conditions, including distributing at least 90% of our taxable income to stockholders. Our objectives are to pay quarterly distributions at an increasing rate, to increase equity in our real estate through regular mortgage principal payments and to own a geographically diversified portfolio of lodging properties that will increase in value. Our distributions since inception have exceeded our earnings and our cash flow from operating activities and have been entirely paid from offering proceeds. We expect that future distributions will be paid in whole or in part from offering proceeds, borrowings and other sources, without limitation, particularly during the period before we have substantially invested the net proceeds from this offering.
As a REIT, we are allowed to own lodging properties but are prohibited from operating these properties. In order to comply with applicable REIT qualification rules, we will enter into leases for each of our lodging properties with TRS lessees. The TRS lessees will in turn contract with independent property operators that will manage day-to-day operations of our properties under the oversight of the subadvisor.
Cash Resources
At June 30, 2011, our cash resources consisted of cash and cash equivalents totaling $5,840,099. Our cash resources may be used for working capital needs.
Cash Requirements
During the next twelve months, we expect that cash payments will include paying distributions to our shareholders, reimbursing the advisor for costs incurred on our behalf and paying normal recurring operating expenses. We expect to continue to use funds raised from our initial public offering to invest in new properties and to make distributions to shareholders.

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
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2011, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2011 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
CWI 6/30/2011 10-Q — 12

PART II

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
We intend to use the net proceeds of the offering to acquire, own and manage a portfolio of interests in lodging and lodging related properties. The use of proceeds from our initial public offering of common stock, which commenced in March 2011 pursuant to a registration statement (No. 333-149899) that was declared effective in September 2010, was as follows at June 30, 2011:

Shares registered	100,000,000
Aggregate price of offering amount registered	$1,000,000,000
Shares sold	2,980,236
Aggregated offering price of amount sold	$29,802,358
Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(2,514,254)
Direct or indirect payments to others	(889,257)

Net offering proceeds to the issuer after deducting expenses	26,398,847
Purchases of real estate related assets	(20,466,041)

Temporary investments in cash and cash equivalents	$5,932,806

Item 6.	Exhibits
The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
10.1
Amended and Restated Limited Liability Company Operating Agreement of Long Beach Hotel Properties, LLC, dated as of May 2, 2011, by and between CWI Long Beach Hotels, LLC and LBHP-Ensemble Partners, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 11, 2011)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Carey Watermark Investors Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2011, (iii) Consolidated Statements of Equity for the six months ended June 30, 2011 and fiscal 2010, (iv) Consolidated Statement of Cash Flows for the six months ended June 30, 2011, and (v) Notes to Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
CWI 6/30/2011 10-Q — 13

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Carey Watermark Investors Incorporated
Date: August 12, 2011	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Chief Financial Officer (Principal Financial Officer)

Date: August 12, 2011	By:	/s/ Thomas J. Ridings, Jr.
Thomas J. Ridings, Jr.
Chief Accounting Officer (Principal Accounting Officer)
CWI 6/30/2011 10-Q — 14

EXHIBIT INDEX
The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
10.1
Amended and Restated Limited Liability Company Operating Agreement of Long Beach Hotel Properties, LLC, dated as of May 2, 2011, by and between CWI Long Beach Hotels, LLC and LBHP-Ensemble Partners, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 11, 2011)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Carey Watermark Investors Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2011, (iii) Consolidated Statements of Equity for the six months ended June 30, 2011 and fiscal 2010, (iv) Consolidated Statement of Cash Flows for the six months ended June 30, 2011, and (v) Notes to Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.