Form 10-Q
period 2011-09-30
Carey Watermark Investors Inc
filed 2011-11-14
CIK 1430259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 4,328,768 shares of common stock, $0.001 par value, outstanding at November 4, 2011.

INDEX

Page No.
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets	2

Consolidated Statements of Operations	3

Consolidated Statements of Equity	4

Consolidated Statement of Cash Flows	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6. Exhibits	23

Signatures	24

Exhibit 10.2
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
CWI 9/30/2011 10-Q — 1

PART I
Item 1. Financial Statements
CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2011	December 31, 2010
Assets
Equity investments in real estate	$33,530,972	$—
Cash and cash equivalents	1,895,548	332,989
Other assets	109,255	—

Total assets	$35,535,775	$332,989

Liabilities and Equity
Liabilities:
Note payable to affiliate	$1,000,000	$—
Accounts payable, accrued expenses and other liabilities	376,301	190,752
Due to affiliates	776,786	45,500
Distributions payable	349,892	—

Total liabilities	2,502,979	236,252

Commitments and contingencies (Note 5)

Equity:
CWI shareholders’ equity:
Common stock $0.001 par value; 300,000,000 shares authorized; 3,963,971 and 23,222 shares issued and outstanding, respectively	3,964	23
Additional paid-in capital	35,302,745	208,977
Distributions in excess of accumulated losses	(2,273,913)	(297,888)

Total CWI shareholders’ equity	33,032,796	(88,888)
Noncontrolling interest	—	185,625

Total equity	33,032,796	96,737

Total liabilities and equity	$35,535,775	$332,989

See Notes to Consolidated Financial Statements.
CWI 9/30/2011 10-Q — 2

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011

Operating Expenses
General and administrative	$(380,137)	$(1,792,784)
Property expenses	(67,405)	(99,825)

	(447,542)	(1,892,609)

Other Income and Expenses
Income from equity investments in real estate	535,344	535,344
Interest expense (Note 3)	(328)	(9,585)

	535,016	525,759

Net Income (Loss)	$87,474	$(1,366,850)

Income (Loss) Per Share
Basic	$0.02	$(0.67)

Diluted	$0.02	$(0.67)

Weighted Average Shares Outstanding
Basic	3,482,524	2,030,126

Diluted	3,504,355	2,030,126

Distributions Declared Per Share	$0.1000	$0.3000

See Notes to Consolidated Financial Statements.
CWI 9/30/2011 10-Q — 3

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
For the nine months ended September 30, 2011 and the year ended December 31, 2010

				Distributions in
				Excess of
		Common	Additional	Accumulated	Total CWI	Noncontrolling
	Shares	Stock	Paid-In Capital	Losses	Shareholders	Interest	Total
Balance at January 1, 2010	1,000	$1	$8,999	$(337)	$8,663	$—	$8,663
Shares, $0.001 par value, issued to the advisor at $9.00 per share	22,222	22	199,978		200,000		200,000
Contribution from noncontrolling interest						185,625	185,625
Net loss				(297,551)	(297,551)		(297,551)

Balance at December 31, 2010	23,222	23	208,977	(297,888)	(88,888)	185,625	96,737

Net loss				(1,366,850)	(1,366,850)		(1,366,850)
Shares issued, net of offering costs	3,932,749	3,933	34,799,712		34,803,645		34,803,645
Reallocation of contributions from noncontrolling interest			185,625		185,625	(185,625)	—
Stock-based compensation	8,000	8	108,431		108,439		108,439
Distributions declared ($0.3000 per share)				(609,175)	(609,175)		(609,175)

Balance at September 30, 2011	3,963,971	$3,964	$35,302,745	$(2,273,913)	$33,032,796	$—	$33,032,796

See Notes to Consolidated Financial Statements.
CWI 9/30/2011 10-Q — 4

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended
September 30, 2011
Cash Flows — Operating Activities
Net loss	$(1,366,850)
Adjustments to net loss:
Income from equity investments in real estate in excess of distributions received	(65,344)
Stock-based compensation expense	108,439
Increase in due to affiliates	23,240
Net changes in other operating liabilities	185,549

Net cash used in operating activities	(1,114,966)

Cash Flows — Investing Activities
Purchase of equity interests	(33,465,628)

Net cash used in investing activities	(33,465,628)

Cash Flows — Financing Activities
Distributions paid	(259,283)
Proceeds from issuance of shares, net of issuance costs	35,402,436
Proceeds from notes payable to affiliate	6,000,000
Repayment of notes payable to affiliate	(5,000,000)

Net cash provided by financing activities	36,143,153

Change in Cash and Cash Equivalents During the Period
Net increase in cash and cash equivalents	1,562,559
Cash and cash equivalents, beginning of period	332,989

Cash and cash equivalents, end of period	$1,895,548

Noncash investing and financing activities:
Noncash financing activities include $708,046 of offering costs paid by the advisor.
See Notes to Consolidated Financial Statements.
CWI 9/30/2011 10-Q — 5

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
We are managed by our advisor, Carey Lodging Advisors, LLC, a related party. Our advisor manages our overall portfolio, including providing oversight and strategic guidance to the independent property operators that manage our properties. Our subadvisor, CWA, LLC, a subsidiary of Watermark Capital Partners, provides services to the advisor primarily relating to acquiring, managing, financing and disposing of our assets and overseeing the independent property operators that manage the day-to-day operations of our properties. In addition, the subadvisor provides us with the services of our chief executive officer during the term of the subadvisory agreement, subject to the approval of our independent directors.
Public Offering
On September 15, 2010, our Registration Statement on Form S-11 (File No. 333-149899), covering an initial public offering of up to 100,000,000 shares of common stock at $10.00 per share, was declared effective under the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement also covers the offering of up to 25,000,000 shares of common stock at $9.50 pursuant to our distribution reinvestment plan. Our initial public offering is being offered on a “best efforts” basis by Carey Financial, LLC, an affiliate of the advisor (“Carey Financial”), and other selected dealers. We intend to use the net proceeds of the offering to acquire, own and manage a portfolio of interests in lodging and lodging related properties. While our core strategy is focused on the lodging industry, we may also invest in other real estate property sectors. Since we began admitting shareholders on March 3, 2011 and through September 30, 2011, we raised $39,226,150. There can be no assurance that we will successfully sell the full number of shares registered.
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
CWI 9/30/2011 10-Q — 6

Notes to Consolidated Financial Statements
We had no significant operations until our investments on May 5 and September 6, 2011. Activity for the three and nine months ended September 30, 2010 was nominal and, therefore, is not presented.
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
We performed an analysis of all of our subsidiary entities to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of our assessment, we have concluded that none of our subsidiaries is a VIE and all are consolidated or accounted for as equity investments under the voting model.
We account for the capital interest held by Carey Watermark Holdings in the Operating Partnership as a noncontrolling interest. Carey Watermark Holdings’ special general partner interest entitles it to receive distributions of 10% of available cash generated by Operating Partnership operations, subject to certain limitations. In addition, in the event of the dissolution of the Operating Partnership, Carey Watermark Holdings will be entitled to receive distributions of up to 15% of net proceeds, provided certain return thresholds are met for the initial investors in the Operating Partnership. During the second quarter of 2011, we reallocated $185,625 of noncontrolling interest contributions to the general partner’s additional paid in capital, in accordance with Accounting Standards Codification Topic (“ASC”) 810-10-45-23 Equity Method and Joint Ventures. As a result of issuing additional shares, and thereby the Operating Partnership issuing additional units, we have reallocated our equity accounts in accordance with GAAP. Based on the terms of the Operating Partnership agreement and that the initial investors not yet earning their minimal return, the non-controlling interest representing Carey Watermark Holding’s interest in the Operating Partnership has absorbed the operating losses to the extent of its original investment.
Equity Investments in Real Estate
We evaluate our equity investments in real estate on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and whether or not that impairment is other-than-temporary. To the extent impairment has occurred, we measure the charge as the excess of the carrying value of our investment over its estimated fair value, which is determined by multiplying the estimated fair value of the underlying venture’s net assets by our ownership interest percentage. Earnings for our equity method investments are recognized in accordance with each respective investment agreement and, where applicable, based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period.
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
CWI 9/30/2011 10-Q — 7

Notes to Consolidated Financial Statements
Acquisition Costs
We immediately expense all acquisition costs and fees associated with transactions deemed to be business combinations, but we capitalize these costs for transactions deemed to be acquisitions of an asset or equity investment. During the three and nine months ended September 30, 2011, we capitalized $699,587 and $2,011,381, respectively, related to our acquisitions that were finalized during the second and third quarters of 2011.
Future Accounting Requirements
The following Accounting Standards Updates (“ASUs”) promulgated by the Financial Accounting Standards Board (“FASB”) are applicable to us in current or future reports, as indicated:
ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations — In December 2010, the FASB issued an update to ASC 805, Business Combinations. The amendments in the update clarify that the pro forma disclosures required under ASC 805 should depict revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. Additionally, the amendments expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s) included in the reported pro forma revenue and earnings. These amendments impact the form of our disclosures only, are applicable to us prospectively and are effective for our business combinations for which the acquisition date is on or after December 15, 2010.
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
Note 3. Agreements and Transactions with Related Parties
We have a dealer manager agreement with Carey Financial, whereby Carey Financial receives a selling commission of up to $0.70 per share sold and a dealer manager fee of up to $0.30 per share sold, a portion of which may be re-allowed to the selected broker dealers. During the nine months ended September 30, 2011, we sold 3,932,749 shares for offering proceeds of $39,226,150 net of such commissions of $3,823,837.
We have an advisory agreement with the advisor to perform certain services for us, including managing the offering and our overall business, identification, evaluation, negotiation, purchase and disposition of lodging related properties and the performance of certain administrative duties. The agreement that is currently in effect was recently renewed for an additional year pursuant to its terms effective September 30, 2011. Pursuant to the advisory agreement, upon reaching the minimum offering amount of $10,000,000 on March 3, 2011, we became obligated to reimburse the advisor for all organization and offering costs incurred in connection with our offering, up to a maximum amount (excluding selling commissions and the dealer manager fee) of 2% of the gross proceeds of our offering and distribution reinvestment plan. Through September 30, 2011, the advisor has incurred organization and offering costs on our behalf of approximately $73,598 and $4,511,792, respectively. However at September 30, 2011, we were only obligated to pay $781,644 of these costs because of the 2% limitation described above. The advisor also receives acquisition fees of 2.5% of the total investment cost of the properties acquired and loans originated by us not to exceed 6% of the aggregate contract purchase price of all investments and loans. We also pay the advisor an annual asset management fee equal to 0.50% of the aggregate average market value of our investments. Carey Watermark Holdings, an affiliate of the advisor, receives a 10% interest in distributions of available cash by the Operating Partnership and a subordinated interest of 15% of the net proceeds from the sale, exchange or other disposition of operating partnership assets. The advisor also receives disposition fees of up to 1.5% of the contract sales price of a property. We also pay the advisor a loan refinancing fee of up to 1% of a refinanced loan, if certain conditions described in our prospectus are met. For the three and nine months ended September 30, 2011, asset management fees amounted to $67,405 and $99,825, respectively.
CWI 9/30/2011 10-Q — 8

Notes to Consolidated Financial Statements
The advisor entered into a subadvisory agreement with the subadvisor, whereby the advisor pays 20% of the aforementioned fees earned under the advisory agreement to the subadvisor. In addition, the subadvisor owns a 20% interest in Carey Watermark Holdings. For the three and nine months ended September 30, 2011, we reimbursed the subadvisor for personnel costs and other charges totaling $81,592 and $318,433, respectively. In addition, included in our cost to acquire our interests in the three hotel properties described in Note 4 are acquisition fees of $1,942,278 paid to our advisor, which was capitalized.
During the nine months ended September 30, 2011, we were provided with two loans from a subsidiary of W.P. Carey to fund our investments in the joint ventures described in Note 4. The first loan was for $4,000,000 at a rate of 30-day London inter-bank offered rate (“LIBOR”) plus 2.5%, which was repaid on June 6, 2011, its maturity date. The second loan was in the amount of $2,000,000 at a rate of LIBOR plus 0.9% and a maturity date of October 17, 2011. As of September 30, 2011, $1,000,000 of this loan had been repaid. The remainder was paid in full on October 6, 2011.
Note 4. Equity Investments in Real Estate
Together with unrelated third parties, we own interests in three lodging properties through joint ventures that we do not control but over which we exercise significant influence, as described below. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from other-than-temporary impairments, if any).
Earnings for our equity method investments are recognized in accordance with each respective investment agreement and, where applicable, based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period. Under the conventional approach, an investor applies its percentage ownership interest to the venture’s net income to determine the investor’s share of the earnings or losses of the venture. This approach is difficult to use if the venture’s capital structure gives different rights and priorities to its investors as it is difficult to describe an investor’s interest in a venture simply as a specified percentage. As we have priority return on our investments, we follow the hypothetical liquidation at book value method in determining our share of the ventures’ earnings or losses for the reporting period as this method better reflects our claim on the ventures’ book value at the end of each reporting period. Due to our preferred interests, we are not responsible and will not reflect losses to the extent our partners continue to have equity in the investments.
Long Beach Venture
On May 5, 2011, we completed a joint venture investment in Long Beach Hotel Properties, LLC with LBHP-Ensemble Hotel Partners, LLC (“Ensemble”), the members of which were the then owners of the leasehold interests in two waterfront hotel properties in Long Beach, CA: the Hotel Maya, a DoubleTree by Hilton Hotel (the “Hotel Maya”); and the Residence Inn Long Beach Downtown (the “Residence Inn”).
We acquired a 49% interest in this venture (the “Long Beach Venture”) for $43,642,044, which includes our allocable share of the Long Beach Venture’s debt of $22,851,003 and an acquisition fee of $1,085,206 paid to the advisor as well as other transaction costs. On the date of our acquisition, the Long Beach Venture’s total capitalization, including partner equity and debt, was approximately $88,000,000. We have the right, subject to certain conditions, to increase our ownership in the Long Beach Venture to 50%. Our investment was made in the form of a preferred equity interest that carries a cumulative preferred dividend of 9.5% per year and is senior to Ensemble’s equity interest. During the three and nine months ended September 30, 2011, we recognized equity earnings of $470,000 related to this venture representing our cash distribution, which was based on a hypothetical liquidation model. At September 30, 2011, the carrying amount of this investment was $20,466,041.
Both properties are subject to mortgage financing. The financing on the Hotel Maya is a three-year, $15,000,000 mortgage that bears interest at 6.5% per year. The financing on the Residence Inn is a 10-year, $31,875,000 mortgage that bears interest at 7.25% per year. The Long Beach Venture is a guarantor of the mortgage financing on the Hotel Maya. Ensemble has agreed to be responsible for, and has indemnified us regarding, any and all amounts due under the guarantee. Our investment was financed in part by a $4,000,000 loan from a subsidiary of W. P. Carey (Note 3).
CWI 9/30/2011 10-Q — 9

Notes to Consolidated Financial Statements
New Orleans Venture
On September 6, 2011, we completed a joint venture investment with HRI Properties (“HRI”), the owner of the leasehold interests in the Chateau Bourbon Hotel, an upscale full-service hotel located in the French Quarter of New Orleans, Louisiana, and an adjacent parking garage. The property also includes approximately 20,000 square feet of leasable commercial space.
We acquired an 80% interest in the joint venture (the “New Orleans Venture”) for approximately $31,300,000, which includes our commitment related to our allocable share of the New Orleans Venture’s debt and a capital contribution of $12,300,000. We paid an acquisition fee to our advisor in the amount of $857,072. The New Orleans Venture’s expected project funding, including partner equity and debt, is approximately $45,700,000. Our investment was made in the form of a preferred equity interest that carries a cumulative preferred dividend of 8.5% per year and is senior to HRI’s equity interest. The New Orleans Venture is subject to joint control and, therefore, we use the equity method to account for this investment. During the three and nine months ended September 30, 2011, we recognized equity earnings of $65,344 related to this venture representing our non-cash preferred return. At September 30, 2011, the carrying amount of this venture was $13,064,931.
The property will be subject to $23,800,000 of debt financing, consisting of a non-amortizing $22,800,000 mortgage with a fixed annual interest rate of 11.5% and maturity date of September 6, 2014 and a $1,000,000 non-recourse unsecured community development loan from the State of Louisiana with a fixed annual interest rate of 1.0% and maturity date of September 6, 2018. As of September 30, 2011, $17,000,000 of the mortgage debt had been funded. Our investment was financed in part by a $2,000,000 loan from our advisor (Note 3).
The following tables present combined summarized financial information of our investment entities. Amounts provided are the total amounts at the investee level and do not represent our proportionate share:

At September 30, 2011 (a)
Assets	$76,782,376
Liabilities	(48,825,327)

Members’ equity	$27,957,049

		Period from Acquisition
	Three Months Ended	(May 5, 2011) through
	September 30, 2011 (a)	September 30, 2011 (a)
Revenues	$5,395,721	$8,927,262
Expenses	(5,890,014)	(10,491,622)

Net loss	$(494,293)	$(1,564,360)

(a)	Excludes amounts related to the New Orleans Venture, CWI-HRI French Quarter Hotel Property, LLC. It is not practicable to present summarized financial data of this venture, which was recently acquired on September 6, 2011.
CWI 9/30/2011 10-Q — 10

Notes to Consolidated Financial Statements
Note 5. Commitments and Contingencies
At September 30, 2011, we were not involved in any material litigation.
We will be liable for certain expenses of the offering described in our prospectus, which include filing, legal, accounting, printing and escrow fees, which are to be deducted from the gross proceeds of the offering. We will reimburse Carey Financial or one of its affiliates for expenses (including fees and expenses of its counsel) and for the costs of any sales and information meetings of Carey Financial’s registered representatives or employees of one of its affiliates relating to the offering. The total underwriting compensation to Carey Financial and other dealers in connection with the offering shall not exceed limitations prescribed by the Financial Industry Regulatory Authority, Inc. The advisor has agreed to be responsible for the repayment of (i) organization and offering expenses (excluding selling commissions to Carey Financial with respect to shares held by clients of it and selected dealers and fees paid and expenses reimbursed to selected dealers) that exceed 2% of the gross proceeds of the offering and (ii) organization and offering expenses (including selling commissions, fees and fees paid and expenses reimbursed to selected dealers) that exceed 15% of the gross proceeds of the offering.
Note 6. Stock-Based Compensation
2010 Equity Incentive Plan and Directors Incentive Plan — 2010 Incentive Plan
We maintain the 2010 Equity Incentive Plan, which authorizes the issuance of shares of our common stock to non-employees through stock-based awards. The 2010 Equity Incentive Plan provides for the grant of RSUs, performance share units (“PSUs”), and dividend equivalent rights. We also maintain the Directors Incentive Plan — 2010 Incentive Plan which authorizes the issuance of shares of our common stock to our independent directors. The Directors Incentive Plan — 2010 Incentive Plan provides for the grant of RSUs and PSUs. A maximum of 4,000,000 awards may be granted, in the aggregate, under these two plans.
During the nine months ended September 30, 2011, we issued 2,000 RSUs to each of our four independent directors. The market value of these units, which vested immediately, was $80,000, which we recognized as stock-based compensation expense. We also issued 16,000 RSUs and 18,500 RSUs to employees of our subadvisor during March 2011 and September 2011, respectively. The non-employee awards vest over three years. During the three and nine months ended September 30, 2011, we recognized $13,801 and $28,439 in amortization expense, respectively, related to these non-employee awards.
CWI 9/30/2011 10-Q — 11

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
Business Overview
We were formed in March 2008 for the purpose of acquiring, owning, disposing of and, through our advisor, managing and seeking to enhance the value of, interests in lodging and lodging related properties, primarily in the U.S. We intend to qualify as a real estate investment trust, or a “REIT,” and intend to conduct substantially all of our investment activities and own all of our assets through our Operating Partnership. We are a general partner and a limited partner and own approximately a 99.985% capital interest in the Operating Partnership. Carey Watermark Holdings, substantially all of which is owned by CLA Holdings, LLC, Carey REIT II, Inc. and CWA, LLC holds a special general partner interest in the Operating Partnership. Our advisor and the subadvisor manage our overall portfolio, including providing oversight and strategic guidance to the independent property operators that manage our properties.
Financial Highlights

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
Net income (loss) attributable to CWI shareholders	$87,474	$(1,366,850)
Cash flow used in operating activities		(1,114,966)

Distributions paid	218,375	259,283

Supplemental financial measures:
Modified funds from operations (MFFO)	111,920	(758,443)
Adjusted cash flow from operating activities		(1,323,755)
We consider the performance metrics listed above, including certain supplemental metrics that are not defined by GAAP (“non-GAAP”), such as Modified funds from operations, or MFFO, and Adjusted cash flow from operating activities, to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to shareholders. See Supplemental Financial Measures below for our definition of these non-GAAP measures and reconciliations to their most directly comparable GAAP measure.
We began operations in March 2011. For the three months ended September 30, 2011 we generated net income and MFFO of $87,474 and $111,920, respectively, as a result of income earned on the two investments we entered into during the second and third quarters.
Significant Developments
Acquisitions
Through the date of this Report, we have made two investments. During May 2011, we made our first acquisition by acquiring a 49% interest in the Long Beach Venture that we completed with Ensemble, the owner of the leasehold interests in two waterfront hotel properties located in Long Beach, CA., the Hotel Maya and the Residence Inn. In September 2011, we completed an investment in the New Orleans Venture with HRI, the owner of the leasehold interests in the Chateau Bourbon Hotel, a hotel property in New Orleans, Louisiana, in which we acquired an 80% interest (Note 4).
Public Offering
Since we began admitting shareholders in our initial public offering on March 3, 2011 and through November 1, 2011, we have raised $42,426,583.
CWI 9/30/2011 10-Q — 12

Quarterly Distributions
Our third quarter 2011 daily cash distribution was $0.00108695 per share, which equates to $0.40 per share on an annualized basis and was paid on October 14, 2011 to shareholders of record on each day during the third quarter.
Our fourth quarter 2011 daily cash distribution will be $0.00108695 per share, which equates to $0.40 per share on an annualized basis and will be paid on or about January 13, 2012 to shareholders of record on each day during the fourth quarter.
Current Trends
Lodging Fundamentals
According to data from Smith Travel Research, the U.S. hotel industry reported increases in all three key performance metrics. For the third quarter of 2011 in year-over-year measurements the industry’s occupancy increased 4.1% from 63.9% to 66.5%, average daily rate rose 3.9% from $99.07 to $102.96, and revenue per available room increased by 8.1% from $63.34 to $68.44. Despite continuing global economic concerns as of the date of this Report, hotel operators and industry analysts maintain that key performance indicators show no sign of a slowdown.
Due to the lack of new construction starts in recent years as well as a current scarcity of construction financing, we believe that new lodging supply growth should remain below historical levels for the foreseeable future. We anticipate that this low supply growth, coupled with expected growth in demand, will allow operators to continue to increase average daily rates in the near term. However, we acknowledge that the uncertainty surrounding the current economic outlook could jeopardize the strength and sustainability of the lodging cycle.
Investor Capital Inflows
There has been sustained competition for investment dollars which has impacted capital inflows for non-listed REITs overall. In response to the global economic events during the three months ended September 30, 2011, capital inflows for non-listed REITs declined.
Our advisor has made a concerted effort to diversify our distribution channels and is seeing a greater portion of our fundraising come from an expanded network of broker-dealers as a result of these efforts.
Capital Markets
Over the past several months, the share prices of publicly-traded REITs have decreased significantly, which we believe has reduced their ability and/or desire to pursue acquisitions. We believe this has altered the competitive landscape and has created an increasingly attractive environment with potentially more limited competition.
Results of Operations
We are a newly formed company and have a limited operating history. We are dependent upon proceeds received from our offering to conduct our proposed activities. Through September 30, 2011, we have made only two investments as described above. The capital required to purchase any property will be obtained from the offering proceeds and from any mortgage indebtedness that we may incur in connection with the acquisition of any property or thereafter.
General and Administrative Expenses
For the three and nine months ended September 30, 2011, general and administrative expenses were $380,137 and $1,792,784, respectively. General and administrative expenses primarily include professional fees of $190,804 and $627,726, acquisition costs of $10,645 and $499,968, amounts paid to the subadvisor of $81,592 and $318,433, as well as cash and stock-based compensation to our independent directors and employees of our subadvisor of $59,051 and $243,939, respectively.
Property Expenses
For the three and nine months ended September 30, 2011, property expenses were $67,405 and $99,825, respectively, representing asset management fees to the advisor.
CWI 9/30/2011 10-Q — 13

Income from Equity Investments in Real Estate
Income from equity investments in real estate represents earnings from our equity method investments recognized in accordance with each respective investment agreement and, where applicable, based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period. Under current authoritative accounting guidance for investments in unconsolidated ventures, we are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds fair value and is determined to be other than temporary.
For the three and nine months ended September 30, 2011, income from our equity investments was $535,344. Equity earnings included a $470,000 cash distribution from our Long Beach Venture and our share of earnings from the New Orleans Venture, which was $65,344.
Interest Expense
For the three and nine months ended September 30, 2011, interest expense was $328 and $9,585, respectively, related to borrowings from an affiliate of the advisor in connection with our two acquisitions (Note 3).
Net Income (Loss)
For the three and nine months ended September 30, 2011, the resulting net income and loss was $87,474 and $1,366,850, respectively.
Modified Funds from Operations (MFFO)
MFFO is a non-GAAP measure we use to evaluate our business. For a definition of MFFO and a reconciliation to net income (loss), see Supplemental Financial Measures below. For the three and nine months ended September 30, 2011, MFFO was $111,920 and $(758,443), respectively.
Financial Condition
Our liquidity would be affected adversely by unanticipated costs and greater-than-anticipated operating expenses. To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from future cash generated from operations or through short-term borrowings including from the advisor or its affiliates. In addition, subject to limitations described in our prospectus, we may incur indebtedness in connection with the acquisition of any property, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financings or refinancings in additional properties.
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
Sources and Uses of Cash During the Period
We use the cash flow generated from hotel operations to meet our operating expenses and fund distributions to shareholders. Our cash flows fluctuate from period to period due to a number of factors, which may include, among other things, the timing of purchases of lodging properties, the timing and characterization of distributions from equity investments in lodging properties and seasonality in the demand for our lodging properties. Despite this fluctuation, we believe that as we continue to invest the proceeds of our offering, we will generate sufficient cash from operations and from our equity investments to meet our short-term and long-term liquidity needs.
CWI 9/30/2011 10-Q — 14

We may also use existing cash resources and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.
Operating Activities
During the nine months ended September 30, 2011, cash used for operating activities was $1,114,966 primarily due to our net loss in the period.
Investing Activities
Cash used for investing activities for the current period was $33,465,628, which includes $20,466,041 for our investment in the Long Beach Venture and $12,999,587 for our investment in the New Orleans Venture.
Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2011 was $36,143,153, primarily as a result of raising funds through the issuance of shares of our common stock in our initial public offering, net of offering costs. This was partially offset by distributions paid in the period of $259,283. In addition, we received proceeds from loans totaling $6,000,000 from one of the advisor’s subsidiaries, of which we had repaid $5,000,000 at September 30, 2011.
Our objectives are to generate sufficient cash flow over time to provide shareholders with increasing distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. Through October 15, 2011, we have made distributions to shareholders totaling $609,175, which is comprised of distributions of $275,943 paid to our shareholders in cash and $333,232 of cash distributions reinvested by shareholders in shares of our common stock pursuant to our distribution reinvestment plan, or DRIP. We have funded all of these distributions from the proceeds of our public offering.
Adjusted Cash Flow from Operating Activities
Adjusted cash flow from operating activities is a non-GAAP measure we use to evaluate our business. For a definition of adjusted cash flow from operating activities and reconciliation to cash flow from operating activities, see Supplemental Financial Measures below. Our adjusted cash flow used in operating activities for the nine months ended September 30, 2011 was $1,323,755.
Cash Resources
At September 30, 2011, our cash resources consisted of cash and cash equivalents totaling $1,895,548. Our cash resources may be used to fund future investments as well as for working capital needs and other commitments.
Cash Requirements
During the next twelve months, we expect that cash payments will include paying distributions to our shareholders, reimbursing the advisor for costs incurred on our behalf and paying normal recurring operating expenses. We expect to continue to use funds raised from our initial public offering to invest in new properties and to make distributions to shareholders for the foreseeable future.
CWI 9/30/2011 10-Q — 15

Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our off-balance sheet arrangements and other contractual obligations at September 30, 2011 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods:

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Note payable to affiliate	$1,000,000	$1,000,000	$—	$—	$—
Due to affiliate (a)	4,585,390	—	4,585,390	—	—

	$5,585,390	$1,000,000	$4,585,390	$—	$—

(a)	Represents amounts advanced by the advisor for organization and offering costs subject to a limitation of 2% of offering proceeds of which only a portion is currently payable under the advisory agreement.
Equity Method Investments
We have investments in two unconsolidated ventures. Summarized financial information for these ventures and our ownership interest in the ventures at September 30, 2011 is presented below. Summarized financial information provided represents the total amounts attributable to the ventures and does not represent our proportionate share:

	Ownership Interest		Total Third-
Venture(a)	at September 30, 2011	Total Assets	Party Debt	Maturity Dates
LBHP — Ensemble Partners, LLC	49%	$76,782,376	$46,425,877	1/24/14 & 8/10/17

(a)	Excludes amounts related to the New Orleans Venture, CWI-HRI French Quarter Hotel Property, LLC. It is not practicable to present summarized financial data of this venture, which was recently acquired on September 6, 2011.
CWI 9/30/2011 10-Q — 16

Supplemental Financial Measures
In the real estate industry, analysts and investors employ certain non-GAAP supplemental financial measures in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we employ the use of supplemental non-GAAP measures, which are uniquely defined by our management. We believe these measures are useful to investors to consider because they may assist them to better understand and measure the performance of our business over time and against similar companies. A description of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP measures are provided below.
Funds from Operations (“FFO”) and Modified Funds from Operations (“MFFO”)
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc., or NAREIT, an industry trade group, has promulgated a measure known as funds from operations, or FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a real estate investment trust, or REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to nor a substitute for net income or loss as determined under GAAP.
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property but including asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating the operating performance of the company. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.
Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. As disclosed in the prospectus for our offering dated June 4, 2011 (the “Prospectus”), we intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets or another similar transaction) within six years following the offering date. Thus, we do not intend to continuously purchase assets and intend to have a limited life. Thus, we do not intend to continuously purchase assets and intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described
CWI 9/30/2011 10-Q — 17

above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and once all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and most of our acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.
We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such infrequent gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by a company. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by the company, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives, impairment charges and gains and losses from dispositions of assets as infrequent items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for assessing operating performance. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of MFFO as described above, investors are cautioned that, due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
CWI 9/30/2011 10-Q — 18

Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisition costs are generally funded from the proceeds of our offering and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.
Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance.
MFFO has limitations as a performance measure in an offering such as ours, where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. MFFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining MFFO.
Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO accordingly.
FFO and MFFO for all periods presented are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
Net income (loss) attributable to CWI shareholders	$87,474	$(1,366,850)

Total adjustments	—	—

FFO — as defined by NAREIT	87,474	(1,366,850)

Adjustments:
Acquisition expenses (a)	10,645	499,968
Other depreciation, amortization and other non-cash charges (b)	13,801	108,439

Total adjustments	24,446	608,407

MFFO	$111,920	$(758,443)

Distributions declared for the applicable period (c)	$349,893	$609,175

(a)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

(b)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(c)	Distribution data is presented for comparability; however, management utilizes our “Adjusted Cash Flow from Operating Activities” measure to analyze our dividend coverage. See below for a discussion of the source of these distributions.
CWI 9/30/2011 10-Q — 19

Adjusted Cash Flow from Operating Activities
Adjusted cash flow from operating activities refers to our cash flow from operating activities (as computed in accordance with GAAP) adjusted, where applicable, primarily to: add cash distributions that we receive from our investments in unconsolidated real estate joint ventures in excess of our equity income; subtract cash distributions that we make to our noncontrolling partners in real estate joint ventures that we consolidate; and eliminate changes in working capital. We hold a number of interests in real estate joint ventures, and we believe that adjusting our GAAP cash flow provided by operating activities to reflect these actual cash receipts and cash payments, as well as eliminating the effect of timing differences between the payment of certain liabilities and the receipt of certain receivables in a period other than that in which the item is recognized, may give investors additional information about our actual cash flow that is not incorporated in cash flow from operating activities as defined by GAAP.
We believe that adjusted cash flow from operating activities is a useful supplemental measure for assessing the cash flow generated from our core operations as it gives investors important information about our liquidity that is not provided within cash flow from operating activities as defined by GAAP, and we use this measure when evaluating distributions to shareholders.
As we are still in our offering and investment stage, we also consider our expectations as to the yields that may be generated on existing investments and our acquisition pipeline when evaluating distribution to shareholders.
Adjusted cash flow from operating activities is as follows:

Nine Months Ended
September 30, 2011
Cash flow used in operating activities	$(1,114,966)
Adjustments:
Distributions received from equity investments in real estate in excess of equity income, net	—
Changes in working capital	(208,789)

Adjusted cash flow from operating activities	$(1,323,755)

Distributions declared (a)	$609,175

(a)	For the nine months ended September 30, 2011, all distributions were sourced from offering proceeds.
While we believe that Adjusted cash flow from operating activities is an important supplemental measure, it should not be considered an alternative to cash flow from operating activities as a measure of liquidity. This non-GAAP measure should be used in conjunction with cash flow from operating activities as defined by GAAP. Adjusted cash flow from operating activities, or similarly titled measures disclosed by other REITs, may not be comparable to our Adjusted cash flow from operating activities measure.
CWI 9/30/2011 10-Q — 20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. Our ventures currently have debt obligations with fixed interest rates. We currently have no foreign operations and are not exposed to foreign currency fluctuations. We have a limited number of investments, which are exposed to concentrations within the lodging industry and within the limited geographic areas in which we have invested to date.

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
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2011, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2011 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
CWI 9/30/2011 10-Q — 21

PART II

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
We intend to use the net proceeds of the offering to acquire, own and manage a portfolio of interests in lodging and lodging related properties. The use of proceeds from our initial public offering of common stock, which commenced in March 2011 pursuant to a registration statement (No. 333-149899) that was declared effective in September 2010, was as follows at September 30, 2011:

Shares registered	100,000,000
Aggregate price of offering amount registered	$1,000,000,000
Shares sold	3,932,749
Aggregated offering price of amount sold	$39,327,490
Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(3,253,878)
Direct or indirect payments to others	(1,168,750)

Net offering proceeds to the issuer after deducting expenses	34,904,862
Purchases of real estate related assets	(33,465,628)

Temporary investments in cash and cash equivalents	$1,439,234

CWI 9/30/2011 10-Q — 22

Item 6.	Exhibits
The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
10.1
Limited Liability Company Operating Agreement of CWI-HRI French Quarter Hotel Property, LLC, dated as of September 2, 2011, by and between CWI New Orleans Hotel, LLC and Guitar Partners, LLC (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 12, 2011)

10.2
Selected Dealer Agreement, dated as of October 7, 2010, by and among Carey Watermark Investors Incorporated, Carey Lodging Advisors LLC, W. P. Carey & Co. LLC, CWI, LLC and Ameriprise Financial Services, Inc.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Carey Watermark Investors Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011, (iii) Consolidated Statements of Equity for the nine months ended September 30, 2011 and fiscal 2010, (iv) Consolidated Statement of Cash Flows for the nine months ended September 30, 2011, and (v) Notes to Consolidated Financial Statements.*

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
CWI 9/30/2011 10-Q — 23

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Carey Watermark Investors Incorporated

Date: November 10, 2011	By:	/s/ Mark J. DeCesaris Mark J. DeCesaris
Chief Financial Officer
(Principal Financial Officer)

Date: November 10, 2011	By:	/s/ Thomas J. Ridings, Jr. Thomas J. Ridings, Jr.
Chief Accounting Officer
(Principal Accounting Officer)
CWI 9/30/2011 10-Q — 24

EXHIBIT INDEX
The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
10.1
Limited Liability Company Operating Agreement of CWI-HRI French Quarter Hotel Property, LLC, dated as of September 2, 2011, by and between CWI New Orleans Hotel, LLC and Guitar Partners, LLC (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 12, 2011)

10.2
Selected Dealer Agreement, dated as of October 7, 2010, by and among Carey Watermark Investors Incorporated, Carey Lodging Advisors LLC, W. P. Carey & Co. LLC, CWI, LLC and Ameriprise Financial Services, Inc.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Carey Watermark Investors Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011, (iii) Consolidated Statements of Equity for the nine months ended September 30, 2011 and fiscal 2010, (iv) Consolidated Statement of Cash Flows for the nine months ended September 30, 2011, and (v) Notes to Consolidated Financial Statements.*

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