Form 10-K
period 2011-12-31
Carey Watermark Investors Inc
filed 2012-03-22
CIK 1430259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Registrant has no active market for its common stock. Non-affiliates held 3,002,458 shares of common stock at June 30, 2011.

At March 15, 2012, there were 5,690,820 shares of common stock of registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference its definitive Proxy Statement with respect to its 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described below in Item 1A. Risk Factors of this Report. We do not undertake to revise or update any forward-looking statements.

CWI 2011 10-K — 1

PART I

Item 1. Business.

(a) General Development of Business

Overview

Carey Watermark Investors Incorporated (“CWI” and, together with its consolidated subsidiaries, “we,” “us” or “our”) is a publicly owned, non-listed real estate investment trust (“REIT”) formed as a Maryland corporation in March 2008 for the purpose of acquiring, owning, disposing of and, through Carey Lodging Advisors, LLC, a Delaware limited liability company (the “advisor”), managing and seeking to enhance the value of interests in lodging and lodging-related properties, primarily in the United States (“U.S.”). As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions to our stockholders and other factors. We intend to conduct substantially all of our investment activities and own all of our assets through CWI OP, LP, a Delaware limited partnership (the “Operating Partnership”). We are a general partner and a limited partner of, and own a 99.985% capital interest in, the Operating Partnership. Carey Watermark Holdings, LLC (“Carey Watermark Holdings”), which is owned indirectly by W. P. Carey & Co. LLC (“WPC”) and Watermark Capital Partners LLC (“Watermark Capital Partners”), holds a special general partner interest of 0.015% in the Operating Partnership.

We are managed by the advisor, an indirect subsidiary of WPC, pursuant to an advisory agreement, dated as of September 15, 2010 (the “advisory agreement”), by and among us, the Operating Partnership and the advisor. Under the advisory agreement, the advisor is responsible for managing our overall portfolio including providing oversight and strategic guidance to the independent property operators that manage our properties. On September 15, 2010, CWA, LLC (the “subadvisor”), a subsidiary of Watermark Capital Partners, entered into a subadvisory agreement (the “subadvisory agreement”) with the advisor. The subadvisor provides services to the advisor primarily relating to acquiring, managing, financing and disposing of our assets and overseeing the independent property operators that manage the day-to-day operations of our properties. In addition, the subadvisor provides us with the services of Michael G. Medzigian, our chief executive officer, during the term of the subadvisory agreement, subject to the approval of our independent directors.

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

On March 19, 2008, Carey REIT II, Inc. (“Carey REIT II”), a subsidiary of WPC and an affiliate of the advisor, purchased 1,000 shares of our common stock for $9,000 and was admitted as our initial stockholder. Additionally, on August 16, 2010, we received a capital contribution of $200,000 in cash from Carey REIT II in exchange for 22,222 shares of our common stock. Carey REIT II purchased its shares at $9.00 per share, net of commissions and fees, which would have otherwise been payable to Carey Financial LLC (“Carey Financial”), an affiliate of the advisor. On October 13, 2010, Carey Watermark Holdings purchased a capital interest in the Operating Partnership representing its special general partnership interest of 0.015% for $185,625.

On September 15, 2010, our registration statement on Form S-11 (File No. 333-149899), covering an initial public offering of up to 100,000,000 shares of our common stock at $10.00 per share, was declared effective by the SEC under the Securities Act of 1933, as amended (the “Securities Act”). The registration statement also covers the offering of up to 25,000,000 shares of our common stock at $9.50 per share pursuant to our distribution reinvestment plan. Our initial public offering is being offered on a “best efforts” basis by Carey Financial and other selected dealers. There can be no assurance that we will successfully sell the full number of shares registered.

We intend to use the net proceeds of our initial public offering to acquire, own and manage a portfolio of interests in lodging and lodging-related properties. While our core strategy will be focused on the lodging industry, we may also invest in other real estate property sectors.

CWI 2011 10-K — 2

Our principal executive offices are located at 50 Rockefeller Plaza, New York, New York 10020 and our telephone number is (212) 492-1100. We have no employees. At December 31, 2011, WPC and the subadvisor employed 212 and six individuals, respectively, who are available to perform services for us.

Significant Developments During 2011

Acquisition Activity — During 2011, we completed two joint venture investments at a total cost of $33,465,628. This investment activity included a 49% interest in Long Beach Hotel Properties, LLC (the “Long Beach Venture”), which owns two waterfront hotel properties in Long Beach, California with assets totaling $43,642,044 at the time of acquisition and an approximate 80% interest in a joint venture (the “New Orleans Venture”), which owns the Chateau Bourbon Hotel in New Orleans, Louisiana, with assets totaling $31,300,000 at the time of acquisition. Each investment was acquired subject to mortgages on the respective properties (Note 4).

Public Offering — Since the beginning of our offering in September 2010, we have raised $56,507,996 through March 16, 2012, of which $47,462,125 and $9,045,871, inclusive of reinvested distributions, were raised during 2011 and 2012, respectively.

(b) Financial Information About Segments

We operate in one industry segment, real estate ownership, with domestic investments. Refer to “Our Portfolio” below.

(c) Narrative Description of Business

Industry Overview

As described below, the lodging industry is in a period of recovery that we believe provides growth oriented opportunities as well as opportunities associated with recapitalizations and deleveraging transactions that have arisen as a result of the recent economic crisis. As the U.S. economy plunged into a recession in 2008, reduced consumer and business spending negatively impacted the lodging sector, thereby resulting in declines in operating fundamentals and property values. Additionally, property values were negatively impacted by a number of capital markets factors including reduced capital availability and more conservative underwriting criteria. As a result of the deterioration in market and operating fundamentals as well as declines in property values, many owners of lodging properties are experiencing distressed situations as they face the inability to meet debt service obligations or refinance existing debt as it comes due. We believe that over-extended borrowers’ attempts to reduce the amount of their leverage and improve their capital structure will present a need for new equity capital, which we will seek to provide.

According to data from Smith Travel Research, the U.S. hotel industry reported year-over-year revenue per available room (“RevPAR”) increases for 2010 and 2011 of 5.5% and 8.2%, respectively. One of the factors contributing to this growth is the lack of financing for new hotel construction which is limiting the introduction of new rooms and thus bolstering the demand for existing supply. While we are encouraged by the improvement in lodging fundamentals and believe that we have entered an expansionary phase of the economic cycle, lodging valuations in 2011 did not fully recover to prerecessionary levels. As a result, the ability to refinance highly leveraged loans remains a challenge for many owners. In addition, properties that were forced to cut back on capital expenditures during the recession are struggling to find the funds necessary to maintain and/or renovate their assets. We believe that the combination of depressed property values and significant capital expenditure needs has created an environment with opportunities to invest new equity capital at attractive risk adjusted returns.

Business Objectives and Strategy

Our objective is to achieve long-term growth in value and generate attractive risk-adjusted returns for our stockholders primarily through capital appreciation and also through current distributions. We seek to create a portfolio with the potential to generate attractive risk-adjusted returns across varying economic cycles, including by taking advantage of opportunities to acquire assets at attractive prices in the currently disrupted economic environment.

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

CWI 2011 10-K — 3

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

Our Portfolio

At December 31, 2011, our portfolio was comprised of our partial ownership interests in two joint ventures that own three hotels, two of which are located in Long Beach, California and the other in New Orleans, Louisiana.

Holding Period

We intend to hold our investments in lodging and lodging-related property for an extended period depending on the type of investment. We may dispose of other types of investments, such as investments in securities, more frequently. The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions, with a view to achieving maximum capital appreciation for our stockholders and avoiding increases in risk. No assurance can be given that this objective will be realized.

Our intention is to consider alternatives for providing liquidity for our stockholders beginning not later than six years following the termination of our initial public offering. If we have not consummated a liquidity transaction by the sixth anniversary of the termination of our initial public offering, our board of directors will be required to consider (but will not be required to commence) an orderly liquidation of our assets, which would require the approval of our stockholders. A liquidity transaction could include sales of assets, either on a portfolio basis or individually, a listing of our shares on a national securities exchange, a merger (which may include a merger with one or more entities managed by our advisor in the future or currently managed by WPC or Watermark Capital Partners) or another transaction approved by our board of directors.

CWI 2011 10-K — 4

Investment Decisions

The subadvisor is primarily responsible for evaluating, negotiating and structuring potential investment opportunities for us. Before an investment is made, the transaction is also reviewed by the investment committee, unless the purchase price and contemplated capital improvements to the investment are $10,000,000 or less, in which case the investment may be approved by our Chief Executive Officer. The investment committee retains the authority to identify other categories of transactions that may be entered into without its prior approval. The investment committee is not directly involved in originating or negotiating potential investments, but instead functions as a separate and final step in the acquisition process.

The following people, who also serve as members of our board of directors, currently serve on the investment committee:

•

Charles S. Henry – Currently serving as the President of Hotel Capital Advisers, Inc., which manages a portfolio of hotel real estate and operating company investments with an equity value in excess of $2 billion.

•	Michael D. Johnson – Currently serving as the Dean of Cornell University’s School of Hotel Administration since July 2006 and holds the E.M. Statler Professorship of Hotel Administration.

•	Robert E. Parsons, Jr. – Currently serving as the Executive Vice President and Chief Financial Officer of Exclusive Resorts, LLC, the preeminent destination club.

•	William H. Reynolds, Jr. – Currently serving as the Senior Managing Director of MCS Capital, LLC, an affiliate of the Marcus Corporation.

•	Trevor P. Bond – Currently serving as the chief executive officer to WPC.

•	Michael G. Medzigian – Currently serving as the chief executive officer to CWI.

Segments

We operate in one industry segment, real estate ownership, with domestic investments. The Long Beach Venture and the New Orleans Venture were material equity investments of the Company for 2011. As a result, separate financial statements of the Long Beach Venture and the New Orleans Venture are included in this Report. See Item 15(a)(2) of this Report.

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

Our Long Beach Venture has lump-sum or “balloon” payments of $14,242,371 and $29,205,413 due on February 4, 2014 and September 1, 2017, respectively. In addition, our New Orleans Venture’s mortgage of $22,800,000 will become due on September 2, 2014, with the right, but not the obligation, to extend for an additional six months provided certain provisions as defined in the mortgage agreement are met. We currently anticipate that, by their respective due dates, we will have refinanced these loans, but there can be no assurance that we will be able to do so on favorable terms, if at all. If that has not occurred, we would expect to use our cash resources to make these payments, if necessary.

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

CWI 2011 10-K — 5

The hotel industry is highly competitive. Hotels we acquire compete with other hotels for guests in our markets. Competitive factors include location, convenience, brand affiliation, room rates, range of services, facilities and guest amenities or accommodations offered and quality of guest service. Competition in the markets in which our hotels operate include competition from existing, newly renovated and newly developed hotels in the relevant segments. Competition can adversely affect the occupancy, average daily rates (“ADR”) and RevPAR of our hotels, and thus our financial results, and may require us to provide additional amenities, incur additional costs or make capital improvements that we otherwise might not choose to make, which may adversely affect our profitability.

Seasonality

In general, hotels maintain higher occupancy and ADRs during the second and third calendar quarters of a given year depending upon location and market. Seasonality experienced by the hotel properties we acquire may cause fluctuations in our quarterly operating revenues and profitability.

Environmental Matters

The hotel properties that we acquire will be subject to various federal, state and local environmental laws and regulations. Current and former owners and operators of property may have liability for the cost of investigating, cleaning up or disposing of hazardous materials released at, on, under, in or from the property. These laws typically impose responsibility and liability without regard to whether the owner or operator knew of or was responsible for the presence of hazardous materials or contamination, and liability under these laws is often joint and several. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous materials. As part of our efforts to mitigate these risks, we typically engage third parties to perform assessments of potential environmental risks when evaluating a new acquisition of property, and we frequently obtain contractual protection (indemnities, cash reserves, letters of credit or other instruments) from property sellers, tenants, a tenant’s parent company or another third party to address known or potential environmental issues.

Transactions with Affiliates

We have and expect in the future to enter into transactions with the advisor, the subadvisor, our affiliates, including the CPA® REITs and WPC or its affiliates, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures. We may also invest in other vehicles, such as real estate opportunity funds, that were formed, sponsored or managed by the advisor or the subadvisor and their respective affiliates. These transactions may take the form of jointly-owned ventures, direct purchases or sales of assets or debt, mergers or another type of transaction. Like us, the CPA® REITs intend to consider alternatives for providing liquidity for their stockholders some years after they have invested substantially all of the net proceeds from their initial public offerings. Our directors (including the independent directors) must approve any significant investment in which we invest jointly with an entity sponsored and/or managed by the advisor, the subadvisor or their respective affiliates.

(d) Financial Information About Geographic Areas

See “Our Portfolio” above and Note 4 of the consolidated financial statements for financial information pertaining to our geographic operations.

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

We will supply to any stockholder, upon written request and without charge, a copy of this annual report on Form 10-K for the year ended December 31, 2011 as filed with the SEC.

CWI 2011 10-K — 6

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

We have a limited operating history and no established financing sources and may be unable to successfully implement our investment strategy or generate sufficient cash flow to make distributions to our stockholders.

We were incorporated in March 2008 and commenced operations during 2011, and as such, have a limited operating history, a limited number of assets, and no established financing sources. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives. Our financial condition and results of operations will depend on many factors, including the availability of opportunities for the acquisition of assets, readily accessible short- and long-term financing, conditions in the lodging industry specifically and financial markets and economic conditions generally, and the performance of the advisor, the subadvisor and the independent property operators managing our properties. There can be no assurance that we will be able to generate sufficient cash flow over time to pay our operating expenses and make distributions to our stockholders.

The advisor has a limited operating history; the past performance of programs sponsored by or affiliated with WPC is not an indicator of our future performance because those programs had a different investment strategy.

The advisor was formed in January 2008 and has a limited operating history. Although WPC has a long operating history, you should not rely upon the past performance of the programs sponsored by or affiliated with WPC as an indicator of our future performance. This is particularly true since we will make investments that are different from net leased properties of the type that were the focus of prior programs sponsored by WPC. None of the prior programs sponsored by WPC has made significant investments in lodging properties or lodging assets. Watermark Capital Partners has never acted as advisor or subadvisor to a prior public program or a prior private program with investment objectives similar to our objectives. Our failure to timely find suitable investments, or to invest in quality assets, could diminish returns and our ability to pay distributions to our stockholders.

The offering price for shares being offered in our ongoing initial public offering and through our distribution reinvestment plan was determined by our board of directors and may not be indicative of the price at which the shares would trade if they were listed on an exchange or were actively traded by brokers.

The $10.00 offering price of the shares being offered in our ongoing initial public offering and through our distribution reinvestment plan was determined by our board of directors in the exercise of its business judgment. This price may not be indicative of the price at which shares would trade if they were listed on an exchange or actively traded by brokers nor of the proceeds that a stockholder would receive if we were liquidated or dissolved or of the value of our portfolio at the time shares were purchased.

A delay in investing funds may adversely affect or cause a delay in our ability to deliver expected returns to our stockholders and may adversely affect our performance.

We have not yet identified most of the assets to be purchased with the proceeds of our initial public offering and our distribution reinvestment plan. We currently expect that, if our entire initial public offering is subscribed for, it may take up to two years after commencement of, or one year after the termination of, the offering until our capital is substantially invested. Pending investment, the balance of the proceeds of our initial public offering will be invested in permitted temporary investments, which include short-term U.S. government securities, bank certificates of deposit and other short-term liquid investments. The rate of return on those investments, which affects the amount of cash available to make distributions to our stockholders, has fluctuated in recent years and most likely will be less than the return obtainable from real property or other investments. Therefore, delays in our ability to invest the proceeds of our initial public offering could adversely affect our ability to pay distributions to our stockholders. If we fail to timely invest the net proceeds of our initial public offering and our distribution reinvestment plan or to invest in quality assets, our ability to achieve our investment objectives could be materially adversely affected.

CWI 2011 10-K — 7

Our distributions have exceeded, and may in the future exceed, our earnings and adjusted cash flow from operating activities and may be paid from borrowings, proceeds from our initial public offering and other sources, without limitation, particularly during the period before we have substantially invested the net proceeds from our initial public offering, which would reduce amounts available for the acquisition of properties.

The amount of any distributions we may make to stockholders is uncertain. We have funded our cash distributions paid to date using net proceeds from our initial public offering and we may do so in the future, particularly during the early stages of the offering and until we have substantially invested the net proceeds. In addition, our distributions paid to date have exceeded our earnings and future distributions may do the same, particularly during the early stages of the initial public offering and until we have substantially invested the net proceeds of the initial public offering. If our lodging properties are not generating sufficient cash flow, which is especially likely to occur during periods before we have substantially invested the net proceeds from the initial public offering, we may pay distributions using borrowings, offering proceeds or other sources, without limitation. Distributions in excess of our earnings and profits could constitute a refund of capital for U.S. federal income tax purposes. If we fund distributions from financings, then such financings will need to be repaid, and if we fund distributions from offering proceeds, then we will have fewer funds available for the acquisition of properties, which may affect our ability to generate future cash flows from operations and, therefore, reduce your overall return.

Our board of directors may change our investment policies without stockholder approval.

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of our stockholders. These policies may change over time. The methods of implementing our investment policies may also vary, as new investment techniques are developed. Except as otherwise provided in our charter, our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by a majority of the directors (including a majority of the independent directors), without the approval of our stockholders. A change in our investment strategy may, among other things, increase our exposure to interest rate risk and hotel property market fluctuations, all of which could materially adversely affect our ability to achieve our investment objectives.

Since this is a “best-efforts” offering, there can be no assurance that more shares of common stock will be sold than have already been sold.

This is a “best-efforts,” as opposed to a “firm commitment” offering. This means that the dealer manager is not obligated to purchase any shares of stock, but has only agreed to use its “best efforts” to sell the shares of stock to investors. At any point during our initial public offering, there can be no assurance that more shares of common stock will be sold than have already been sold.

We are not required to meet any diversification standards; therefore, our investments may become subject to concentration of risk.

Subject to our intention to maintain our qualification as a REIT, there are no limitations on the number or value of particular types of investments that we may make. Although we attempt to do so, we are not required to meet any diversification standards, including geographic diversification standards. If we raise less money in our initial public offering than anticipated, we will have fewer assets and less diversification. Our investments may become concentrated in type or geographic location, which could subject us to significant concentration of risk with potentially adverse effects on our ability to achieve our investment objectives.

Our success is dependent on the performance of the advisor and the subadvisor.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of the advisor in the acquisition of investments, the determination of any financing arrangements, and the management of our assets. The advisor has not previously sponsored a program focused on lodging investments. The advisor has retained the services of the subadvisor because the subadvisor is experienced in investing in and managing hotel properties and other lodging-related assets. If either the advisor or the subadvisor fails to perform according to our expectations, we could be materially adversely affected.

The past performance of WPC or Watermark Capital Partners or partnerships and programs sponsored or managed by WPC, including the CPA® Programs, may not be indicative of the advisor’s performance with respect to us. We cannot guarantee that the advisor will be able to successfully manage and achieve liquidity for us to the extent it has in the past.

CWI 2011 10-K — 8

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

Moreover, lenders for certain of our assets may request change of control provisions in the loan documentation that would make the termination or replacement of our advisor, or the dissolution of our advisor, events of default or events requiring the immediate repayment of the full outstanding balance of the loan. If an event of default or repayment event occurs with respect to any of our assets, our revenues and distributions to our stockholders may be adversely affected.

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

In the event of a merger or other extraordinary corporate transaction in which the advisory agreement is terminated and the advisor is not replaced by an affiliate of WPC, the Operating Partnership must either repurchase all or a portion of Carey Watermark Holdings’ special general partner interest in the Operating Partnership or obtain the consent of Carey Watermark Holdings to the merger. This obligation may deter a transaction in which we are not the survivor. This deterrence may limit the opportunity for our stockholders to receive a premium for their common shares that might otherwise exist if an investor attempted to acquire us through a merger or other extraordinary corporate transaction.

Payment of fees to the advisor, and distributions to Carey Watermark Holdings, will reduce cash available for investment and distribution.

The advisor will perform services for us in connection with the selection and acquisition of our investments, the management and leasing of our properties and the administration of our other investments. Unless the advisor elects to receive our common stock in lieu of cash compensation, we will pay the advisor substantial cash fees for these services. In addition, Carey Watermark Holdings is entitled to certain distributions from the Operating Partnership. The payment of these fees and distributions will reduce the amount of cash available for investments or distribution to our stockholders.

CWI 2011 10-K — 9

The advisor and the subadvisor may be subject to conflicts of interest.

The advisor manages our overall business and selects our investments. The subadvisor performs services for the advisor relating to us. The advisor and the subadvisor have some conflicts of interest in the performance of their services which arise with respect to matters relating to the following:

•

the receipt of compensation by the advisor and the subadvisor for acquisitions of investments, leases, sales and financing, and listing and other liquidity transactions for us, which may cause the advisor and the subadvisor to engage in or recommend transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business and our stockholders;

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

Several of the officers and certain of the directors of the advisor or the subadvisor are also our officers and directors, including Mr. Medzigian, Trevor P. Bond, Thomas E. Zacharias, Mark J. DeCesaris and Hisham A. Kader. The advisor has entered into contracts with us to provide us with asset management, property acquisition and disposition services, and the subadvisor supports the advisor in the provision of these services. Our officers may benefit from the fees and distributions paid to the advisor, the subadvisor and Carey Watermark Holdings.

In addition, Mr. Medzigian, one of our directors, is and will be a principal in other real estate investment transactions or programs that may compete with us. Currently, Mr. Medzigian is the chairman and managing partner of Watermark Capital Partners. Watermark Capital Partners is a private investment and management firm that specializes in real estate private equity transactions involving hotels and resorts, resort residential products, recreational projects including golf and club ownership programs and new-urbanism and mixed-use projects. Watermark Capital Partners, through its affiliates, currently owns interests in and/or manages seven lodging properties within the U.S., including the three which are part of joint ventures with WPC and the one in which Watermark Capital Partners serves as asset manager pursuant to an asset management agreement with an affiliate of WPC. Mr. Bond, our chairman, is a director and chief executive officer of WPC, which is a real estate advisory and investment company that has been sponsoring and advising real estate programs primarily engaged in long-term net-leased investments for more than 35 years. WPC and the CPA® REITs own eight investments in 20 lodging properties located within the U.S., including the three which are part of joint ventures with Watermark Capital Partners. WPC, the CPA® REITs and Watermark Capital Partners have an economic interest in other transactions, including in such pre-existing lodging investments, and Messrs. Medzigian and Bond, by virtue of their positions in Watermark Capital Partners, WPC and the CPA® REITs, as applicable, may be subject to conflicts of interests.

CWI 2011 10-K — 10

Each of our advisor and subadvisor has agreed that they and their respective affiliates will not invest in lodging investments except for individual investments of less than $4.0 million, noncontrolling interests in lodging investments and lodging investments that were considered and rejected by our investment committee. However, the CPA® REITs and other entities managed by WPC are not restricted in making future investments in lodging properties, unless WPC owns a majority of the voting equity interests of such entities.

As a result of the interests described in this section, the advisor, the subadvisor and the directors and officers who are common to us, the CPA® REITs, WPC and Watermark Capital Partners, as applicable, will experience conflicts of interest.

We have limited independence, and there are potential conflicts between the advisor, the subadvisor and our stockholders.

Substantially all of our management functions are performed by officers of the advisor pursuant to the advisory agreement and by officers of the subadvisor pursuant to the subadvisory agreement with the advisor. Additionally, some of the directors of WPC and Watermark Capital Partners, are also members of our board of directors. This limited independence, combined with the advisor’s and Carey Watermark Holdings’ interests in us, may result in potential conflicts of interest because of the substantial control that the advisor has over us and because of its economic incentives that may differ from those of our stockholders.

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

Losses from disaster-type occurrences (such as wars, terrorist activities, floods or earthquakes) may be either uninsurable or not insurable on economically viable terms. Should either an uninsured loss or a loss in excess of the limits of our insurance occur, we could lose our capital investment and/or anticipated profits and cash flow from one or more investments, which in turn could cause the value of the shares and distributions to our stockholders to be reduced.

Our participation in joint ventures may create additional risk because, among other things, we cannot exercise sole decision-making power and our partners may have different economic interests than we have.

We participate in joint ventures and purchase assets jointly with the other entities sponsored or managed by the advisor, WPC or Watermark Capital Partners or with third parties. There are additional risks involved in joint venture transactions. As a co-investor in a joint venture, we may not be in a position to exercise sole decision-making authority relating to the property, joint venture or other entity. In addition, there is the potential of our joint venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of us and our partner. These diverging interests could result in, among other things, exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly-owned property could reduce the value of each portion of the divided property. Further, the fiduciary obligation that the advisor or members of our board may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

CWI 2011 10-K — 11

Our operations could be restricted if we become subject to the Investment Company Act of 1940, as amended (the “Investment Company Act”), and distributions, if any, to our stockholders may be reduced if we are required to register as an investment company under the Investment Company Act.

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

The Operating Partnership relies upon the exemption from registration as an investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of the Operating Partnership’s assets must be comprised of qualifying real estate assets and at least 80% of its portfolio must be comprised of qualifying real estate assets and real estate-related assets. Qualifying assets for this purpose include mortgage loans and other assets, including certain mezzanine loans and B notes, that the SEC staff in various no-action letters has affirmed can be treated as qualifying assets. We treat as real estate-related assets commercial mortgage-backed securities, debt and equity securities of companies primarily engaged in real estate businesses and securities issued by pass-through entities of which substantially all the assets consist of qualifying assets and/or real estate-related assets. We rely on guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in the Operating Partnership holding assets we might wish to sell or selling assets we might wish to hold.

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

Because the Operating Partnership relies on the exemption from investment company registration provided by Section 3(c)(5)(C), and the Operating Partnership is a majority owned subsidiary of us, our interests in the Operating Partnership will not constitute investment securities for purposes of the 40% test. Our interest in the Operating Partnership is our only material asset; therefore, we believe that we will satisfy the 40% test.

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

CWI 2011 10-K — 12

We will incur debt to finance our operations, which may subject us to an increased risk of loss.

We will incur debt to finance our operations. The leverage we employ will vary depending on our ability to obtain credit facilities, the loan-to-value and debt service coverage ratios of our assets, the yield on our assets, the targeted leveraged return we expect from our investment portfolio and our ability to meet ongoing covenants related to our asset mix and financial performance. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire.

Debt service payments may reduce the net income available for distributions to our stockholders. Moreover, we may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations. Our charter or bylaws do not restrict the form of indebtedness we may incur.

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

We may be required to spend funds to correct defects or to make improvements before a property can be sold. We may not have funds available to correct those defects or to make those improvements. In acquiring a lodging property, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These factors and any others that would impede our ability to respond to adverse changes in the lodging industry or the performance of our properties could have a material adverse effect on our results of operations and financial condition, as well as our ability to pay distributions to our stockholders.

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

CWI 2011 10-K — 13

Potential liability for environmental matters could adversely affect our financial condition.

Although we will subject our properties to an environmental assessment prior to acquisition, we may not be made aware of all the environmental liabilities associated with a property prior to its purchase. There may be hidden environmental hazards that may not be discovered prior to our acquisition. The costs of investigation and remediation or removal of hazardous substances may be substantial. In addition, the presence of hazardous substances on one of our properties, or the failure to properly remediate a contaminated property, could adversely affect our ability to sell or rent the property or to borrow using the property as collateral.

Various federal, state and local environmental laws impose responsibilities on an owner or operator of real estate and subject those persons to potential joint and several liabilities. Typical provisions of those laws include:

•

responsibility and liability for the costs of investigation and removal or remediation of hazardous substances released on or in real property, generally without regard to knowledge of or responsibility for the presence of the contaminants;

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

The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. GDP. It is also sensitive to business and personal discretionary spending levels. Declines in corporate budgets and consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions can lower the revenues and profitability of our hotel properties and therefore the net operating profits of CWI, a taxable REIT subsidiary (“TRS”), our wholly-owned taxable REIT subsidiary, one of its subsidiaries, or one or more wholly-owned taxable REIT subsidiaries that we may form in the future (collectively, the “TRS lessees”). The recent global economic downturn led to a significant decline in demand for products and services provided by the lodging industry, lower occupancy levels and significantly reduced room rates.

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

Furthermore, a continued reduction in available financing for real estate-related investments may impact our financial condition by increasing our cost of borrowing, reducing our overall leverage (which may reduce our returns on investment) and making it more difficult for us to obtain financing for ongoing acquisitions. These effects could, in turn, adversely affect our ability to make distributions to our stockholders.

We are subject to various operating risks common to the lodging industry, which may adversely affect our ability to make distributions to our stockholders.

Our hotel properties and lodging facilities will be subject to various operating risks common to the lodging industry, many of which are beyond our control, including the following:

•	competition from other hotel properties or lodging facilities in our markets;

•	over-building of hotels in our markets, which would adversely affect occupancy and revenues at the hotels we acquire;

•	dependence on business and commercial travelers and tourism;

•	increases in energy costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

CWI 2011 10-K — 14

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	adverse effects of international, national, regional and local economic and market conditions;

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

These risks could reduce the net operating profits of our TRS lessees, which, in turn, could adversely affect our ability to make distributions to our stockholders.

Seasonality of certain lodging properties may cause quarterly fluctuations in results of operations of our properties.

Certain lodging properties are seasonal in nature. Generally, occupancy rates and revenues are greater in the second and third quarters than in the first and fourth quarters. As a result of the seasonality of certain lodging properties, there may be quarterly fluctuations in results of operations of our properties. Quarterly financial results may be adversely affected by factors outside our control, including weather conditions and poor economic factors. As a result, we may need to enter into short-term borrowings in certain periods in order to offset these fluctuations in revenues, to fund operations or to make distributions to our stockholders.

The cyclical nature of the lodging industry may cause fluctuations in our operating performance.

The lodging industry is highly cyclical in nature. Fluctuations in operating performance are caused largely by general economic and local market conditions, which subsequently affect levels of business and leisure travel. In addition to general economic conditions, new hotel room supply is an important factor that can affect lodging industry’s performance, and over-building has the potential to further exacerbate the negative impact of an economic downturn. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth. A decline in lodging demand, or growth in lodging supply, could result in returns that are substantially below expectations, or result in losses, which could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

CWI 2011 10-K — 15

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

Our results of operations, financial position, cash flows and ability to service debt and to make distributions to our stockholders will depend on the ability of the independent property operators to operate and manage the hotels.

Under the provisions of the Internal Revenue Code of 1986, as amended, as a REIT, we are allowed to own lodging properties but are prohibited from operating these properties. In order for us to satisfy certain REIT qualification rules, we enter into leases with the TRS lessees for each of our lodging properties. The TRS lessees in turn contract with independent property operators that will manage day-to-day operations of our properties. Although we consult with the property operators with respect to strategic business plans, we may be limited, depending on the terms of the applicable operating agreement and the applicable REIT qualification rules, in our ability to direct the actions of the independent property operators, particularly with respect to daily operations. Thus, even if we believe that our lodging properties are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, RevPAR, average daily rates or operating profits, we may not have sufficient rights under a particular property operating agreement to enable us to force the property operator to change its method of operation. We can only seek redress if a property operator violates the terms of the applicable property operating agreement with the TRS lessee, and then only to the extent of the remedies provided for under the terms of the property operating agreement. Our results of operations, financial position, cash flows and ability to service debt and to make distributions to our stockholders are, therefore, substantially dependent on the ability of the property operators to operate our properties successfully. Some of our operating agreements may have lengthy terms, may not be terminable by us before the agreement’s expiration and may require the payment of substantial termination fees. In the event that we are able to and do replace any of our property operators, we may experience significant disruptions at the affected hotels, which may adversely affect our ability to make distributions to our stockholders.

There may be operational limitations associated with management and franchise agreements affecting our properties and these limitations may prevent us from using these properties to their best advantage for our stockholders.

The TRS lessees lease and hold some of our properties and may enter into franchise or license agreements with nationally recognized lodging brands. These franchise agreements may contain specific standards for, and restrictions and limitations on, the operation and maintenance of our properties in order to maintain uniformity within the franchiser system. We expect that franchisors will periodically inspect our properties to ensure that we maintain their standards. We do not know whether those limitations may restrict our business plans tailored to each property and to each market.

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

In connection with terminating or changing the franchise affiliation of a property, we may be required to incur significant expenses or capital expenditures. Moreover, the loss of a franchise license could have a material adverse effect upon the operations or the

CWI 2011 10-K — 16

underlying value of the property covered by the franchise because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. A loss of a franchise license for one or more lodging properties could materially and adversely affect our results of operations, financial condition and cash flows, including our ability to service debt and make distributions to our stockholders.

We face competition in the lodging industry, which may limit our profitability and return to our stockholders.

The lodging industry is highly competitive. This competition could reduce occupancy levels and rental revenues at our properties, which would adversely affect our operations. We face competition from many sources. We face competition from other lodging facilities both in the immediate vicinity and the geographic market where our lodging properties will be located. In addition, increases in operating costs due to inflation may not be offset by increased room rates. We also face competition from nationally recognized lodging brands with which we will not be associated.

We also face competition for investment opportunities. These competitors may be other REITs, national lodging chains and other entities that may have substantially greater financial resources than we do. If the advisor is unable to compete successfully in the acquisition and management of our lodging properties, our results of operation and financial condition may be adversely affected and may reduce the cash available for distribution to our stockholders.

As to our properties that are operated by independent property operators, our revenues will depend on the ability of such independent property operators to compete successfully with other hotels and resorts in their respective markets. Some of our competitors may have substantially greater marketing and financial resources than us. If the independent property operators are unable to compete successfully or if our competitors’ marketing strategies are effective, our results of operations, financial condition and ability to service debt may be adversely affected and may reduce the cash available for distribution to our stockholders.

The lack of an active public trading market for our shares could make it difficult for our stockholders to sell shares quickly or at all. We may amend, suspend or terminate our redemption plan without giving our stockholders advance notice.

There is no active public trading market for our shares, and we do not expect there ever will be one. Moreover, our stockholders should not rely on our redemption plan as a method to sell shares promptly because our redemption plan includes numerous restrictions that limit the ability to sell shares to us, and our board of directors may amend, suspend or terminate our redemption plan without giving advance notice. In particular, the redemption plan provides that we may redeem shares only if we have sufficient funds available for redemption and to the extent the total number of shares for which redemption is requested in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed five percent of the total number of our shares outstanding as of the last day of the immediately preceding fiscal quarter. Therefore, it will be difficult for our stockholders to sell shares promptly or at all. In addition, the price received for any shares sold prior to a liquidity event is likely to be less than the proportionate value of the real estate we own. Investor suitability standards imposed by certain states may also make it more difficult to sell shares to someone in those states. The shares should be purchased as a long-term investment only.

The limit in our charter on the number of our shares a person may own may discourage a takeover, which might provide you with liquidity or other advantages.

Our charter prohibits the ownership by one person or affiliated group of more than 9.8% in value of our stock or more than 9.8% in value or number, whichever is greater, of our common stock, unless exempted by our board of directors, to assist us in meeting the REIT qualification rules, among other things. This limit on the number of our shares a person may own may discourage a change of control of us and may inhibit individuals or large investors from desiring to purchase shares by making a tender offer for shares through offers, which could provide our stockholders with liquidity or otherwise be financially attractive to our stockholders.

Failing to qualify as a REIT would adversely affect our operations and ability to make distributions to our stockholders.

If we fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax on our net taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to our stockholders because of the additional tax liability, and we would no longer be required to make distributions to our stockholders. We might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements regarding the composition of our assets and the sources of our gross income. Also, we must make distributions to our stockholders aggregating annually at least 90% of our net taxable income, excluding net capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify as a REIT for U.S. federal income tax purposes or the desirability of an investment in a REIT relative to other investments.

CWI 2011 10-K — 17

Dividends payable by REITs generally do not qualify for reduced U.S. federal income tax rates because qualifying REITs do not pay U.S. federal income tax on their net income.

The maximum U.S. federal income tax rate for dividends payable by domestic corporations to taxable U.S. stockholders is 15% (through 2012 under current law). Dividends payable by REITs, however, are generally not eligible for the reduced rates, except to the extent that they are attributable to dividends paid by a taxable REIT subsidiary or a C corporation, or relate to certain other activities. This is because qualifying REITs receive an entity level tax benefit from not having to pay U.S. federal income tax on their net income. As a result, the more favorable rates applicable to regular corporate dividends could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the reduced U.S. federal income tax rates applicable to corporate dividends, which could negatively affect the value of our properties.

Possible legislative or other actions affecting REITs could adversely affect our stockholders and us.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. It cannot be predicted whether, when, in what forms, or with what effective dates, the tax laws applicable to our stockholders or us will be changed.

Our board of directors may revoke our REIT election without stockholder approval, which may cause adverse consequences to our stockholders.

Our organizational documents permit our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if the board determines that it is not in our best interest to qualify as a REIT. In such a case, we would become subject to U.S. federal income tax on our net taxable income and we would no longer be required to distribute most of our net taxable income to our stockholders, which may have adverse consequences on the total return to our stockholders.

Conflicts of interest may arise between holders of our common shares and holders of partnership interests in the Operating Partnership.

Our directors and officers have duties to us and to our stockholders under Maryland law in connection with their management of us. At the same time, we, as general partner will have fiduciary duties under Delaware law to the Operating Partnership and to the limited partners in connection with the management of the Operating Partnership. Our duties as general partner of the Operating Partnership and its partners may come into conflict with the duties of our directors and officers to us and our stockholders.

Under Delaware law, a general partner of a Delaware limited partnership owes its limited partners the duties of good faith and fair dealing. Other duties, including fiduciary duties, may be modified or eliminated in the partnership’s partnership agreement. The partnership agreement of the Operating Partnership provides that, for so long as we own a controlling interest in the Operating Partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or the limited partners will be resolved in favor of our stockholders.

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

CWI 2011 10-K — 18

Maryland law could restrict change in control which could have the effect of inhibiting a change in control even if a change in control were in our stockholders’ interest.

Provisions of Maryland law applicable to us prohibit business combinations with:

•	any person who beneficially owns 10% or more of the voting power of our outstanding voting shares, referred to as an interested stockholder;

•

an affiliate who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our outstanding shares, also referred to as an interested stockholder; or

•	an affiliate of an interested stockholder.

These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder. Thereafter, any business combination must be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding voting shares and two-thirds of the votes entitled to be cast by holders of our voting shares other than voting shares held by the interested stockholder or by an affiliate or associate of the interested stockholder. These requirements could have the effect of inhibiting a change in control even if a change in control were in our stockholders’ interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that someone becomes an interested stockholder. In addition, a person is not an interested stockholder if the board of directors approved in advance the transaction by which he or she otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of the holders of our current common stock or discourage a third party from acquiring us.

Our board of directors may determine that it is in our best interest to classify or reclassify any unissued stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of such stock with terms and conditions that could subordinate the rights of the holders of our common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock. However, the issuance of preferred stock must also be approved by a majority of independent directors not otherwise interested in the transaction, who will have access at our expense to our legal counsel or to independent legal counsel. In addition, the board of directors, with the approval of a majority of the entire board and without any action by the stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series that we have authority to issue. If our board of directors determines to take any such action, it will do so in accordance with the duties it owes to holders of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal corporate offices are located at 50 Rockefeller Plaza, New York, New York 10020.

Item 3. Legal Proceedings.

At December 31, 2011, we were not involved in any material litigation, nor, to our knowledge, is any material litigation threatened against us.

Item 4. Mine Safety Disclosures.

Not applicable.

CWI 2011 10-K — 19

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unlisted Shares and Distributions

There is no active public trading market for our shares. At March 15, 2012, there were 2,827 holders of record of our shares of common stock.

We are required to distribute annually at least 90% of our distributable REIT net taxable income to maintain our status as a REIT. Quarterly distributions declared by us for the past two years are as follows:

	$00000000	$00000000
	Year Ended December 31,
	2011	2010
First quarter	$0.1000	$-
Second quarter	0.1000	-
Third quarter	0.1000	-
Fourth quarter	0.1000	-

	$0.4000	$-

Unregistered Sales of Equity Securities

None.

Use of Offering Proceeds

We intend to use the net proceeds of the offering to acquire, own and manage a portfolio of interests in lodging and lodging related properties. The use of proceeds from our initial public offering of common stock, which commenced in March 2011 pursuant to a registration statement (File No. 333-149899) that was declared effective in September 2010, was as follows at December 31, 2011:

Shares registered	100,000,000
Aggregate price of offering amount registered	$1,000,000,000
Shares sold (a)	4,725,224
Aggregated offering price of amount sold	$47,252,243
Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(3,982,814)
Direct or indirect payments to others	(1,411,038)

Net offering proceeds to the issuer after deducting expenses	41,858,391
Purchases of real estate related assets	(33,465,628)

Temporary investments in cash and cash equivalents	$8,392,763

(a)	Excludes shares issued to affiliates, including our advisor, and shares issued pursuant to our distribution reinvestment plan.

Issuer Purchases of Equity Securities

We first received and accepted subscriptions in our offering on September 22, 2010. In addition, we did not pay our first distribution until April 15, 2011. Therefore, we expect to have limited ability to redeem shares under our redemption plan in the near term. As of December 31, 2011, we have not received any requests to redeem shares of our common stock pursuant to our redemption plan.

CWI 2011 10-K — 20

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8:

	000000000	000000000
	Years Ended December 31,
	2011	2010
Operating Data (a)
Total revenues (b)	$-	$-
Net loss	(711,857)	(297,551)
Loss per share	(0.27)	(31.65)

Balance Sheet Data
Total assets	$41,775,082	$332,989
Equity investments in real estate	33,465,628	-
Due to affiliates (c)	456,367	45,500

Other Information
Cash flow used in operating activities	$(1,091,232)	$(61,299)
Cash distributions paid	605,778	-

(a)	For the period from inception (March 10, 2008) through December 31, 2009, we had no significant assets, cash flows, or results of operations, and accordingly periods prior to January 1, 2010 are not presented.
(b)	We currently have no consolidated investments or related revenues; however, we recognize income from our equity investments in real estate.
(c)	Amounts due to affiliates for the year ended December 31, 2011 and 2010, do not include accumulated organization and offering costs incurred by our advisor of approximately $4,159,202 and $3,387,197, respectively (Notes 3 and 6).

CWI 2011 10-K — 21

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

Business Overview

As described in more detail in Item 1 of this report, we are a publicly owned, non-listed REIT formed as a Maryland corporation in March 2008 for the purpose of acquiring, owning, disposing of and, through the advisor, managing and seeking to enhance the value of interests in lodging and lodging-related properties. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions to our stockholders and other factors. We intend to conduct substantially all of our investment activities and own all of our assets through the Operating Partnership. We are a general partner and a limited partner of, and own a 99.985% capital interest in, the Operating Partnership. Carey Watermark Holdings, which is owned indirectly by WPC and Watermark Capital Partners, holds a special general partner interest of 0.015% in the Operating Partnership.

Financial Highlights

	000000000	000000000
	Years Ended December 31,
	2011	2010
Income from equity investments in real estate	$1,081,590	$-
Net loss	(711,857)	(297,551)
Cash flow used in operating activities	(1,091,232)	(61,299)

Distributions paid	605,778	-

Supplemental financial measures:
Modified funds from (used in) operations	276,622	(297,551)
Adjusted cash flow used in operating activities	(574,029)	(297,551)

We consider the performance metrics listed above, including certain supplemental metrics that are not defined by GAAP (“non-GAAP”), such as Modified funds from operations, or (“MFFO”), and Adjusted cash flow used in operating activities, to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to stockholders. See Supplemental Financial Measures below for our definition of these non-GAAP measures and reconciliations to their most directly comparable GAAP measure.

We began operations in March 2011. For the year ended December 31, 2011, we earned income from equity investments in real estate of $1,081,590 which we received in the form of cash distributions related to the two investments we entered into during the second and third quarters of 2011.

Significant Developments

Acquisitions

Through the date of this Report, we have made two investments. During May 2011, we made our first acquisition by acquiring a 49% interest in the Long Beach Venture that we completed with LBHP-Ensemble Hotel Partners, LLC (“Ensemble”), the owner of the leasehold interests in two waterfront hotel properties located in Long Beach, CA., the Hotel Maya, a DoubleTree by Hilton Hotel (the “Hotel Maya”); and the Residence Inn Long Beach Downtown (the “Residence Inn”). In September 2011, we completed an investment in the New Orleans Venture with Historic Restoration, Inc. (“HRI”), the owner of the leasehold interests in the Chateau Bourbon Hotel, a hotel property in New Orleans, Louisiana, in which we acquired an approximate 80% interest (Note 4).

CWI 2011 10-K — 22

Public Offering

Since the beginning of our offering in September 2010, we have raised $56,507,996 through March 16, 2012, of which $47,462,125 and $9,045,871, inclusive of reinvested distributions, were raised during 2011 and 2012, respectively.

Quarterly Distributions

Our first quarter 2012 daily cash distribution is $0.00109890 per share, which equates to $0.40 per share on an annualized basis and will be paid in aggregate on April 16, 2012 to stockholders of record on each day during the first quarter.

Current Trends

Lodging Fundamentals

According to data from Smith Travel Research, the U.S. hotel industry reported increases in the fourth quarter of 2011 for the following three key performance metrics: occupancy, ADR, and RevPAR. For the fourth quarter of 2011 in year-over-year measurements the industry’s occupancy increased 3.8% from 53.5% to 55.5%, average daily rate rose 3.9% from $98.32 to $102.15, and RevPAR increased by 7.9% from $52.50 to $56.65. Despite continuing global economic concerns as of the date of this Report, hotel operators and industry analysts maintain that key performance indicators show no sign of a slowdown.

Due to the lack of new construction starts in lodging properties in recent years as well as a current scarcity of construction financing, we believe that new lodging supply growth should remain below historical levels for the foreseeable future. We anticipate that this low supply growth, coupled with expected growth in demand, will allow operators to continue to increase ADRs in the near term. However, we acknowledge that the uncertainty surrounding the current economic outlook could jeopardize the strength and sustainability of the lodging cycle.

Investor Capital Inflows

According to Robert A. Stanger Co., investor capital inflows for non-listed REITs overall showed modest improvement, 3.3%, during 2011 over the prior year.

Our advisor continues to expand the number of broker-dealers selling our shares, which we believe will further improve funding.

Capital Markets

During 2011, we believe the share prices of publicly-traded REITs decreased, which we believe has reduced their ability and/or desire to pursue acquisitions. We believe this has altered the competitive landscape and has created an increasingly attractive environment with potentially more limited competition.

How We Evaluate Results of Operations

We evaluate our results of operations with a primary focus on our ability to generate cash flow necessary to meet our objectives of funding distributions to stockholders and increasing our equity in our real estate. As a result, our assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flows, and to other non-cash charges, such as depreciation and impairment charges.

We consider cash flows from operating activities, cash flows from investing activities, cash flows from financing activities and certain non-GAAP performance metrics to be important measures in the evaluation of our results of operations, liquidity and capital resources. Cash flows from operating activities are sourced primarily from distributions from our investments. Our evaluation of the amount and expected fluctuation of cash flows from operating activities is essential in evaluating our ability to fund operating expenses, service our share of our investees’ debt and fund distributions to stockholders.

We consider Adjusted cash flows from operating activities, a non-GAAP metric, as a supplemental measure of liquidity in evaluating our ability to sustain distributions to stockholders. We consider this measure useful as a supplemental measure to the extent the source of distributions in excess of equity income in real estate is the result of non-cash charges, such as depreciation and amortization, because it allows us to evaluate such cash flows from consolidated and unconsolidated investments in a comparable manner. In deriving this measure, we exclude cash distributions from equity investments in real estate that are sourced from the sales of the joint venture’s assets or refinancing of debt because we deem them to be returns of investment and not returns on investment.

CWI 2011 10-K — 23

We focus on measures of cash flows from investing activities and cash flows from financing activities in our evaluation of our capital resources. We anticipate that investing activities will typically consist of the acquisition or disposition of investments in real property and the funding of capital expenditures with respect to real properties. We anticipate that financing activities will primarily consist of the payment of distributions to stockholders, obtaining non-recourse mortgage financing, generally in connection with the acquisition or refinancing of properties, and making our share of our joint ventures’ mortgage principal payments. Our financing strategy is to attempt to purchase substantially all of our properties with a combination of equity and non-recourse mortgage debt. A lender on a non-recourse mortgage loan generally has recourse only to the property collateralizing such debt and not to any of our other assets. We expect that this strategy will allow us to diversify our portfolio of properties and, thereby, limit our risk.

Results of Operations

We are a recently formed company and have a limited operating history. We are dependent upon proceeds received from our offering to conduct our proposed activities. Through December 31, 2011, we have made only two investments as described above. The capital required to purchase any property will be obtained from the offering proceeds and from any mortgage indebtedness that we may incur in connection with the acquisition of any property or thereafter.

General and Administrative Expenses

For the years ended December 31, 2011 and 2010, general and administrative expenses were $1,612,111 and $297,551, respectively, reflecting operating activity which commenced during 2011.

General and administrative expenses for the year ended December 31, 2011 primarily include professional fees of $863,662, acquisition costs of $498,472, amounts paid to the subadvisor of $487,574 and cash compensation to our independent directors of $180,750. Expenses during 2011 included amortization of stock based compensation related to awards to directors and employees of our subadvisor of $137,828. Pursuant to the advisory agreement with the advisor, the amount of these expenses that we are permitted to incur are limited and, therefore, the expenses during 2011 were reduced by $681,565 of excess operating expenses which were charged back to the advisor (Note 3).

General and administrative expenses for the year ended December 31, 2010 primarily included professional fees of $249,110 and compensation to our independent directors of $45,500.

Property Expenses

For the year ended December 31, 2011, property expenses were $170,694, representing asset management fees to the advisor.

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

For the year ended December 31, 2011, income from our equity investments was $1,081,590. Equity earnings was comprised of cash distributions of $735,000 from our Long Beach Venture and $346,590 from the New Orleans Venture.

Interest Expense

For the year ended December 31, 2011, interest expense was $10,642, related to borrowings from an affiliate of the advisor in connection with our two acquisitions (Note 3).

CWI 2011 10-K — 24

Net Loss

For the year ended December 31, 2011, the resulting net loss was $711,857. For the year ended December 31, 2010, the resulting net loss was $297,551.

Modified Funds From (Used in) Operations

For the years ended December 31, 2011 and 2010, MFFO was $276,622 and $(297,551), respectively reflecting an improvement related to earnings from our equity investments in real estate, acquired in 2011.

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

As a REIT, we are not subject to U.S. federal income taxes on amounts distributed to stockholders provided we meet certain conditions, including distributing at least 90% of our taxable income to stockholders. Our objectives are to pay quarterly distributions at an increasing rate, to increase equity in our real estate through regular mortgage principal payments and to own a geographically diversified portfolio of lodging properties that will increase in value. Our distributions since inception have exceeded our earnings and our cash flow from operating activities and have been entirely paid from offering proceeds. We expect that future distributions will be paid in whole or in part from offering proceeds, borrowings and other sources, without limitation, particularly during the period before we have substantially invested the net proceeds from this offering.

As a REIT, we are allowed to own lodging properties but are prohibited from operating these properties. In order to comply with applicable REIT qualification rules, we enter into leases for each of our lodging properties with TRS lessees. The TRS lessees in turn contract with independent property operators that manage day-to-day operations of our properties under the oversight of the subadvisor.

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

Our liquidity is affected adversely by unanticipated costs and greater-than-anticipated operating expenses. To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from future cash generated from operations or through short-term borrowings including from the advisor or its affiliates. In addition, subject to limitations described in our prospectus, we may incur indebtedness in connection with the acquisition of any property, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financings or refinancings in additional properties.

CWI 2011 10-K — 25

Sources and Uses of Cash During the Year

We intend to use the cash flow generated from hotel operations to meet our operating expenses and fund distributions to stockholders. Our cash flows fluctuate from period to period due to a number of factors, which may include, among other things, the timing of purchases of lodging properties, the timing and characterization of distributions from equity investments in lodging properties and seasonality in the demand for our lodging properties. Despite these fluctuations, we believe that as we continue to invest the proceeds of our offering, we will generate sufficient cash from operations and from our equity investments to meet our short-term and long-term liquidity needs. We may also use existing cash resources and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the year are described below.

Operating Activities

During the year ended December 31, 2011, cash used for operating activities was $1,091,232, primarily due to our net loss in the period.

Investing Activities

Cash used for investing activities for the current year was $33,465,628, which is comprised of $20,466,041 for our investment in the Long Beach Venture and $12,999,587 for our investment in the New Orleans Venture.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2011 was $42,254,594, primarily as a result of raising funds through the issuance of shares of our common stock in our initial public offering, net of offering costs. This was partially offset by distributions paid in 2011 of $605,778. In addition, we received proceeds from loans totaling $6,000,000 from one of the advisor’s subsidiaries, which we had fully repaid by December 31, 2011.

Our objectives are to generate sufficient cash flow over time to provide stockholders with increasing distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. Through January 13, 2012, we have made distributions to stockholders totaling $1,046,913, which is comprised of distributions of $472,989 paid to our stockholders in cash and $573,924 of cash distributions reinvested by stockholders in shares of our common stock pursuant to our distribution reinvestment plan. We have funded all of these distributions from the proceeds of our public offering.

Adjusted Cash Flow from Operating Activities

Our adjusted cash flow from (used in) operating activities for the years ended December 31, 2011 and 2010 was $(574,029) and $(297,551), respectively. For a definition of Adjusted cash flow from operating activities and reconciliation to cash flow used in operating activities, see Supplemental Financial Measures below.

Redemption Plan

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. We limit the number of shares we may redeem so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed a maximum of 5% of our total shares outstanding as of the last day of the immediately preceding quarter. In addition, our ability to effect redemptions will be subject to our having available cash to do so.

Inflation

We will rely on the performance of the hotels to increase revenues to keep pace with inflation. We expect that our hotel operators will possess the ability to adjust room rates daily although competitive pressures may limit the ability of our operators to raise rates faster than inflation or even at the same rate.

CWI 2011 10-K — 26

Seasonality

In general, hotels maintain higher occupancy and ADRs during the second and third calendar quarters of a given year depending upon location and market. Seasonality experienced by the hotel properties we acquire may cause fluctuations in our quarterly operating revenues and profitability.

Cash Resources

At December 31, 2011, our cash resources consisted of cash and cash equivalents totaling $8,030,723. Our cash resources may be used to fund future investments as well as for working capital needs and other commitments.

Cash Requirements

During 2012, we expect that cash payments will include paying distributions to our stockholders, reimbursing the advisor for costs incurred on our behalf and paying normal recurring operating expenses. We expect to continue to use funds raised from our initial public offering as well as distributions from our ventures to invest in new properties and to make distributions to stockholders for the foreseeable future.

Our Long Beach Venture has lump-sum or “balloon” payments of $14,242,371 and $29,205,413 due on February 4, 2014 and September 1, 2017, respectively. In addition, our New Orleans Venture’s mortgage of $22,800,000 will become due on September 2, 2014, with the right, but not the obligation, to extend for an additional six months provided certain provisions as defined in the mortgage agreement are met. We currently anticipate that, by their respective due dates, we will have refinanced these loans, but there can be no assurance that we will be able to do so on favorable terms, if at all. If that has not occurred, we would expect to use our cash resources to make these payments, if necessary.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our off-balance sheet arrangements and other contractual obligations at December 31, 2011 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods:

	$000000000	$000000000	$000000000	$000000000	$000000000
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Due to affiliate (a)	$5,101,780	$-	$5,101,780	$-	$-

(a)	Represents amounts advanced by the advisor for organization and offering costs subject to a limitation of 2% of offering proceeds of which only a portion, or $942,578, is currently payable under the advisory agreement.

Equity Method Investments

We have investments in two unconsolidated ventures. Certain financial information for these ventures and our ownership interest in the ventures at December 31, 2011 is presented below. Certain financial information provided represents the total amounts attributable to the ventures and does not represent our proportionate share:

	0000000000000	0000000000000	0000000000000	0000000000000
Venture	Ownership Interest at December 31, 2011	Total Assets	Total Third- Party Debt	Maturity Dates
LBHP - Ensemble Partners, LLC	49%	$75,750,600	$46,282,500	2/2014 & 9/2017
CWI - HRI French Quarter Hotel Property LLC	80%	$47,063,257	$23,009,548	9/2014

Critical Accounting Estimates

Our significant accounting policies are described in Note 2 to the consolidated financial statements. Many of these accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. Those accounting policies that require significant estimation and/or judgment are listed below.

CWI 2011 10-K — 27

Basis of Consolidation

When we obtain an economic interest in an entity, we evaluate the entity to determine if it is deemed a variable interest entity (“VIE”) and, if so, whether we are deemed to be the primary beneficiary and are therefore required to consolidate the entity. Significant judgment is required to determine whether an entity is a VIE and if so, whether it should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE under current authoritative accounting guidance, and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of a VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.

For an entity that is not considered to be a VIE, the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. We evaluate the partnership agreements or other relevant contracts to determine whether there are provisions in the agreements that would overcome this presumption. If the agreements provide the limited partners with either (i) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partners without cause or (ii) substantive participating rights, the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, and, therefore, the general partner must account for its investment in the limited partnership using the equity method of accounting.

Impairments

We periodically assess whether there are any indicators that the value of our long-lived assets may be impaired or that their carrying value may not be recoverable. We may incur impairment charges on long-lived assets, including equity investments in real estate. We may also incur impairment charges on marketable securities and investments. Estimates and judgments used when evaluating whether these assets are impaired are presented below.

Equity Investments in Real Estate

We evaluate our equity investments in real estate on a periodic basis to determine if there are any indicators that the value of our equity investments may be impaired and to establish whether or not that impairment is other-than-temporary. To the extent impairment has occurred, we measure the charge as the excess of the carrying value of our investment over its estimated fair value, which is determined by multiplying the estimated fair value of the underlying venture’s net assets by our ownership interest percentage. For our unconsolidated investments in real estate, we calculate the estimated fair value of the underlying investment’s real estate. The fair value of the underlying investment’s debt, if any, is calculated based on market interest rates and other market information. The fair value of the underlying investment’s other financial assets and liabilities have fair values that approximate their carrying values.

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

Funds from Operations (“FFO”) and MFFO

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc., or NAREIT, an industry trade group, has promulgated a measure known as funds from operations, or FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to nor a substitute for net income or loss as determined under GAAP.

CWI 2011 10-K — 28

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, impairment charges on real estate and depreciation and amortization; and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization as well as impairment charges of real estate-related assets, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO described above, investors are cautioned that, due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating the operating performance of the company. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. As disclosed in the prospectus for our offering dated June 4, 2011 (the “Prospectus”), we intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets or another similar transaction) within six years following the offering date. Thus, we do not intend to continuously purchase assets and intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that

CWI 2011 10-K — 29

assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and once all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and most of our acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; where applicable, payments of loan principal made by our equity investees accounted for under the hypothetical liquidation model where such payments reduce our income from equity investments in real estate, nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such infrequent gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. In addition, we also add back payments of loan principal made by our equity investees accounted for under the hypothetical liquidation model to the extent such payments reduce our income from equity investments in real estate. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by a company. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by the company, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as infrequent items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for assessing operating performance. We account for certain of our equity investments using the hypothetical liquidation model which is based on distributable cash as defined in the operating agreement. Equity income for the period recognized under this model may be net of the equity investee’s payments of loan principal. Under GAAP, payments of loan principal do not impact net income. We do not consider payments of loan principal to be a factor in determining our operating performance nor to be consistent with the IPA’s definition of MFFO and therefore add back the equity investee’s payments of loan principal to the extent they have impacted our equity income recognized in the period.

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

CWI 2011 10-K — 30

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

FFO and MFFO for all periods presented are as follows:

	$000000000000	$000000000000

	Years Ended December 31,
	2011	2010
Net loss	$(711,857)	$(297,551)
Total adjustments	-	-

FFO — as defined by NAREIT	(711,857)	(297,551)

Adjustments:
Acquisition expenses (a)	498,472	-
Other non-cash charges	137,828	-
Debt principal payments of equity investees(b)	352,179	-

Total adjustments	988,479	-

MFFO	$276,622	$(297,551)

Distributions declared for the applicable period (c)	$1,046,913	$-

(a)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.
(b)	We do not consider payments of loan principal to be a factor in determining our operating performance nor to be consistent with the IPA’s definition of MFFO and therefore add back the equity investee’s scheduled payments of mortgage principal to the extent they have impacted equity income recognized in the period. Amount represents 100% of principal payments made by our equity investees of which we have preferred equity interest.
(c)	Distribution data is presented for comparability; however, management utilizes our “Adjusted Cash Flow from Operating Activities” measure to analyze our distribution coverage. See below for a discussion of the source of these distributions.

CWI 2011 10-K — 31

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

We believe that adjusted cash flow from operating activities is a useful supplemental measure for assessing the cash flow generated from our core operations as it gives investors important information about our liquidity that is not provided within cash flow from operating activities as defined by GAAP, and we use this measure when evaluating distributions to stockholders.

As we are still in our offering and investment stage, we also consider our expectations as to the yields that may be generated on existing investments and our acquisition pipeline when evaluating distribution to stockholders.

Adjusted cash flow (used in) operating activities for all periods presented is as follows:

	$00000000000	$00000000000
	Years Ended December 31,
	2011	2010
Cash flow used in operating activities	$(1,091,232)	$(61,299)
Adjustments:
Distributions received from equity investments in real estate in excess of equity income, net	-	-
Changes in working capital	517,203	(236,252)

Adjusted cash flow (used in) operating activities	$(574,029)	$(297,551)

Distributions declared (a)	$1,046,913	$-

(a)	For the year ended December 31, 2011, all distributions were sourced from offering proceeds.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

CWI 2011 10-K — 32

Item 8.	Financial Statements and Supplementary Data.

The following financial statements are filed as a part of this Report:

CWI 2011 10-K — 33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Carey Watermark Investors Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Carey Watermark Investors Incorporated and its subsidiaries (the “Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 22, 2012

CWI 2011 10-K — 34

CAREY WATERMARK INVESTORS INCORPORATED

CONSOLIDATED BALANCE SHEETS

	$000,000,000,00	$000,000,000,00
	December 31,
	2011	2010
Assets
Equity investments in real estate	$33,465,628	$-
Cash and cash equivalents	8,030,723	332,989
Due from affiliates	194,003	-
Other assets	84,728	-

Total assets	$41,775,082	$332,989

Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$333,390	$190,752
Due to affiliates	456,367	45,500
Distributions payable	441,135	-

Total liabilities	1,230,892	236,252

Commitments and contingencies (Note 5)

Equity:
CWI stockholders’ equity:
Common stock $0.001 par value; 300,000,000 shares authorized; 4,791,523 and 23,222 shares issued and outstanding, respectively	4,792	23
Additional paid-in capital	42,596,056	208,977
Distributions in excess of accumulated losses	(2,056,658)	(297,888)

Total CWI stockholders’ equity	40,544,190	(88,888)
Noncontrolling interest	-	185,625

Total equity	40,544,190	96,737

Total liabilities and equity	$41,775,082	$332,989

See Notes to Consolidated Financial Statements.

CWI 2011 10-K — 35

CAREY WATERMARK INVESTORS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	$000,000,000,00	$000,000,000,00
	Years Ended December 31,
	2011	2010
Operating Expenses
General and administrative	$(1,612,111)	$(297,551)
Property expenses	(170,694)	-

	(1,782,805)	(297,551)

Other Income and Expenses
Income from equity investments in real estate	1,081,590	-
Interest expense (Note 3)	(10,642)	-

	1,070,948	-

Net Loss	$(711,857)	$(297,551)

Loss Per Share
Basic and diluted	$(0.27)	$(31.65)

Weighted Average Shares Outstanding
Basic and diluted	2,630,328	9,402

See Notes to Consolidated Financial Statements.

CWI 2011 10-K — 36

CAREY WATERMARK INVESTORS INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2011 and 2010

	Shares	Common Stock	Additional Paid-In Capital	Distributions in Excess of Accumulated Losses	Total CWI Stockholders	Noncontrolling Interest	Total
Balance at January 1, 2010	1,000	$1	$8,999	$(337)	$8,663	$-	$8,663
Shares, $0.001 par value, issued to the advisor at $9.00 per share	22,222	22	199,978		200,000	-	200,000
Contribution from noncontrolling interest						185,625	185,625
Net loss				(297,551)	(297,551)	-	(297,551)

Balance at December 31, 2010	23,222	23	208,977	(297,888)	(88,888)	185,625	96,737

Net loss				(711,857)	(711,857)	-	(711,857)
Shares issued, net of offering costs	4,760,301	4,761	42,063,634		42,068,395	-	42,068,395
Reallocation of contributions from noncontrolling interest			185,625		185,625	(185,625)	-
Stock-based compensation	8,000	8	137,820		137,828	-	137,828
Distributions declared ($0.4000 per share)				(1,046,913)	(1,046,913)	-	(1,046,913)

Balance at December 31, 2011	4,791,523	$4,792	$42,596,056	$(2,056,658)	$40,544,190	$-	$40,544,190

See Notes to Consolidated Financial Statements.

CWI 2011 10-K — 37

CAREY WATERMARK INVESTORS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	$000,000,000,00	$000,000,000,00
	Years Ended December 31,
	2011	2010
Cash Flows — Operating Activities
Net loss	$(711,857)	$(297,551)
Adjustments to net loss:
Stock-based compensation expense	137,828	-
(Decrease) increase in due to affiliates	(652,116)	45,500
Net changes in other operating liabilities	134,913	190,752

Net cash used in operating activities	(1,091,232)	(61,299)

Cash Flows — Investing Activities
Purchase of equity interests	(33,465,628)	-

Net cash used in investing activities	(33,465,628)	-

Cash Flows — Financing Activities
Distributions paid	(605,778)	-
Contributions from noncontrolling interests	-	185,625
Proceeds from issuance of shares, net of issuance costs	42,860,372	200,000
Proceeds from notes payable to affiliate	6,000,000	-
Repayment of notes payable to affiliate	(6,000,000)	-

Net cash provided by financing activities	42,254,594	385,625

Change in Cash and Cash Equivalents During the Year
Net increase in cash and cash equivalents	7,697,734	324,326
Cash and cash equivalents, beginning of year	332,989	8,663

Cash and cash equivalents, end of year	$8,030,723	$332,989

Noncash financing activities:

Noncash financing activities include $791,976 of offering costs paid by the advisor.

Supplemental cash flow information:

	$000,000,000,00	$000,000,000,00
	Years Ended December 31,
	2011	2010
Cash payments for interest	$10,694	$-

See Notes to Consolidated Financial Statements.

CWI 2011 10-K — 38

CAREY WATERMARK INVESTORS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business

Organization

CWI is a Maryland corporation formed in March 2008 for the purpose of acquiring, owning, disposing of and, through our advisor, managing and seeking to enhance the value of, interests in lodging and lodging related properties primarily in the U.S. We intend to conduct substantially all of our investment activities and own all of our assets through our Operating Partnership. We are a general partner and a limited partner and own a 99.985% capital interest in the Operating Partnership. Carey Watermark Holdings, which is owned indirectly by WPC and Watermark Capital Partners, holds a special general partner interest in the Operating Partnership. We began operations on March 3, 2011.

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

Public Offering

On September 15, 2010, our Registration Statement on Form S-11 (File No. 333-149899), covering an initial public offering of up to 100,000,000 shares of common stock at $10.00 per share, was declared effective under the Securities Act. The Registration Statement also covers the offering of up to 25,000,000 shares of common stock at $9.50 pursuant to our distribution reinvestment plan. Our initial public offering is being offered on a “best efforts” basis by Carey Financial, an affiliate of the advisor and other selected dealers. We intend to use the net proceeds of the offering to acquire, own and manage a portfolio of interests in lodging and lodging related properties. While our core strategy is focused on the lodging industry, we may also invest in other real estate property sectors. Since we began admitting stockholders on March 3, 2011 and through December 31, 2011, we raised $47,462,125. There can be no assurance that we will successfully sell the full number of shares registered.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

We had no significant operations as of December 31, 2010. Our operating expenses of $297,551 for the year ended December 31, 2010 consisted primarily of legal and audit related expenses, and administrative expenses related to fees paid to our board of directors. Activity for the year ended December 31, 2009 was nominal and, therefore, is not presented. The consolidated financial statements reflect all of our accounts, including those of our majority-owned and/or controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Basis of Consolidation

The consolidated financial statements reflect all of our accounts, including those of our majority-owned and/or controlled subsidiaries. The portion of equity in a subsidiary that is not attributable, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

CWI 2011 10-K — 39

Notes to Consolidated Financial Statements

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

We account for the capital interest held by Carey Watermark Holdings in the Operating Partnership as a noncontrolling interest. Carey Watermark Holdings’ special general partner interest entitles it to receive distributions of 10% of available cash generated by Operating Partnership operations, subject to certain limitations. In addition, in the event of the dissolution of the Operating Partnership, Carey Watermark Holdings will be entitled to receive distributions of up to 15% of net proceeds, provided certain return thresholds are met for the initial investors in the Operating Partnership. During the second quarter of 2011, we reallocated $185,625 of noncontrolling interest contributions to the general partner’s additional paid in capital, in accordance with Accounting Standards Codification Topic (“ASC”) 810-10-45-23 Equity Method and Joint Ventures. As a result of issuing additional shares, and thereby the Operating Partnership issuing additional units, we have reallocated our equity accounts in accordance with GAAP. Based on the terms of the Operating Partnership agreement and that the initial investors not yet earning their minimal return, the non-controlling interest representing Carey Watermark Holding’s interest in the Operating Partnership has absorbed the operating losses to the extent of its original investment, and accordingly, no further losses were allocated to Carey Watermark Holdings.

Cash and Cash Equivalents and Short-Term Investments

We consider all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money-market funds. Our cash and cash equivalents are held in the custody of one financial institution and, these balances, at times, exceeded federally insurable limits. We seek to mitigate this risk by depositing funds only with major financial institutions.

Impairments

We periodically assess whether there are any indicators that the value of our long-lived assets may be impaired or that their carrying value may not be recoverable. We may incur impairment charges on equity investments in real estate. Our policies for evaluating whether these assets are impaired are presented below.

Equity Investments in Real Estate

We evaluate our equity investments in real estate on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and whether or not that impairment is other-than-temporary. To the extent impairment has occurred, we measure the charge as the excess of the carrying value of our investment over its estimated fair value. For equity investments in real estate, we calculate estimated fair value by multiplying the estimated fair value of the underlying investment’s net assets by our ownership interest percentage.

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our stockholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to U.S. federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to stockholders. If we fail to qualify for taxation as a REIT for any taxable year, our income will be taxed at regular corporate rates, and we may not be able to qualify for treatment as a REIT for that year and the next four years. Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to state, local and foreign taxes on our income and property and to income and excise taxes on our U.S. undistributed income.

CWI 2011 10-K — 40

Notes to Consolidated Financial Statements

Certain of our unconsolidated subsidiaries have elected to be treated as TRSs. In general, a TRS may perform additional services for our investments and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax.

Organization and Offering Costs

The advisor has paid various organization and offering costs on our behalf, a portion of which we became liable for under the advisory agreement on March 3, 2011 (Notes 3 and 6). As funds are raised, we accrue costs incurred in connection with the raising of capital as deferred offering costs. Upon receipt of offering proceeds we charge the deferred offering costs to stockholders’ equity as appropriate. Such reimbursements will not exceed regulatory cost limitations. Organization costs are expensed as incurred and are included in General and administrative expenses in the financial statements.

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

Stock-Based Compensation

We have granted restricted share units (“RSUs”) to certain employees of our subadvisor and our independent directors. Stock-based compensation expense for awards made to non-employees is based on the fair value of the services received. Stock-based compensation expense for awards made to directors is based on the grant date fair value estimated in accordance with current accounting guidance for share-based payments. We recognize these compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award. We include stock-based compensation within General and administrative expense.

Acquisition Costs

We immediately expense all acquisition costs and fees associated with transactions deemed to be business combinations, but we capitalize these costs for transactions deemed to be acquisitions of an asset or equity investment. During the year ended December 31, 2011, we capitalized $2,011,381, related to our acquisitions that were finalized during the second and third quarters of 2011.

Loss Per Share

We have a simple equity capital structure with only common stock outstanding. As a result, loss per share, as presented, represents both basic and dilutive per-share amounts for all periods presented in the consolidated financial statements.

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

Future Accounting Requirements

The following ASUs promulgated by the FASB are applicable to us in future reports, as indicated:

ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs — In May 2011, the FASB issued an update to ASC 820, Fair Value Measurements. The amendments in the update explain how to measure fair value and do not require additional fair value measurements, nor are they intended to establish valuation standards or

CWI 2011 10-K — 41

Notes to Consolidated Financial Statements

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

ASU 2011-05 and ASU 2011-12, Presentation of Comprehensive Income — In June and December 2011, the FASB issued updates to ASC 220, Comprehensive Income. The amendments in the initial update change the reporting options applicable to the presentation of other comprehensive income and its components in the financial statements. The initial update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Additionally, the initial update requires the consecutive presentation of the statement of net income and other comprehensive income. Finally, the initial update required an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income; however, the update issued in December 2011 tabled this requirement for further deliberation. These amendments impact the form of our disclosures only, are applicable to us retrospectively and are effective for our interim and annual periods beginning in 2012.

ASU 2011-10, Derecognition of in Substance Real Estate - a Scope Clarification — In December 2011, the FASB issued an update to clarify that when a parent (reporting entity) ceases to have a controlling financial interest (as described in ASC subtopic 810-10, Consolidation) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in subtopic 360-20, Property, Plant and Equipment, to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. Under this new guidance, even if the reporting entity ceases to have a controlling financial interest under subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. This amendment is applicable to us prospectively for deconsolidation events occurring after June 15, 2012 and will impact the timing in which we recognize the impact of such transactions, which may be material, within our results of operations.

ASU 2011-11, Disclosures about Offsetting Assets and Liabilities — In December 2011, the FASB issued an update to ASC 210, Balance Sheet, which enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. Entities are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared on the basis of U.S. GAAP and financial statements prepared on the basis of IFRS. This standard will be effective for our fiscal quarter beginning January 1, 2014 with retrospective application required. We do not expect the adoption will have a material impact on our statement of financial position.

CWI 2011 10-K — 42

Notes to Consolidated Financial Statements

Note 3. Agreements and Transactions with Related Parties

Agreements with the Advisor and Subadvisor

We have an advisory agreement with the advisor to perform certain services for us, including managing the offering and our overall business, identification, evaluation, negotiation, purchase and disposition of lodging related properties and the performance of certain administrative duties. The agreement that is currently in effect was renewed for an additional year pursuant to its terms effective September 30, 2011. The advisor entered into a subadvisory agreement with the subadvisor, whereby the advisor pays 20% of the fees earned under the advisory agreement to the subadvisor. We also have an arrangement with the subadvisor whereby the subadvisor provides personnel services to us. The following tables present a summary of fees we paid and expenses we reimbursed to the advisor, subadvisor and other affiliates in accordance with the agreements:

	Years Ended December 31,
	2011	2010
Amounts included in operating expenses:
Asset management fees	$170,694	$-
Acquisition fees	157,485	-
Distributions of available cash	-	-
Personnel reimbursements	487,574	-
Organization costs	73,598	-
Excess operating expenses	(681,565)	-
Interest expense	10,642	-

	$218,428	$-

Other transaction fees incurred:
Acquisition fees	$1,784,793	$-
Selling commissions and dealer manager fees	4,601,875	-
Offering costs	868,980	-

	$7,255,648	$-

Amounts payable to affiliates:	December 31, 2011	December 31, 2010

Organization and offering costs due to the advisor	$942,578	$-
Excess operating expenses due from the advisor	(681,565)	-
Other amounts due to the advisor	149,854	-
Due to Carey REIT II	45,500	45,500

	$456,367	$45,500

Amounts due from affiliates:	December 31, 2011	December 31, 2010

General and administrative expenses due from investees	$194,003	$-

	$194,003	$-

Asset Management Fees

We pay the advisor an annual asset management fee equal to 0.50% of the aggregate average market value of our investments. The advisor is also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property as well as a loan refinancing fee of up to 1% of a refinanced loan, if certain conditions described in our prospectus are met.

Distributions of Available Cash

Carey Watermark Holdings, an affiliate of the advisor, is entitled to receive a 10% interest in distributions of available cash by the Operating Partnership and a subordinated interest of 15% of the net proceeds from the sale, exchange or other disposition of Operating Partnership assets. To date, there have been no distributions of available cash by the Operating Partnership.

CWI 2011 10-K — 43

Notes to Consolidated Financial Statements

Personnel Reimbursements

Pursuant to the subadvisory agreement, we reimburse the subadvisor for personnel costs and other charges. We have also granted restricted stock units to employees of the subadvisor (Note 6). The subadvisor also provides us with the services of Mr. Medzigian, our chief executive officer, during the term of the subadvisory agreement, subject to the approval of our independent directors.

Organization and Offering Costs

Pursuant to the advisory agreement, upon reaching the minimum offering amount of $10,000,000 on March 3, 2011, we became obligated to reimburse the advisor for all organization and offering costs incurred in connection with our offering, up to a maximum amount (excluding selling commissions and the dealer manager fee described below) of 2% of the gross proceeds of our offering and distribution reinvestment plan. Through December 31, 2011, the advisor has incurred organization and offering costs on our behalf of approximately $73,598 and $5,028,182, respectively. However at December 31, 2011, we were only obligated to pay $942,578 of these costs because of the 2% limitation described above.

Interest Paid to and Loans from the Advisor

During the year ended December 31, 2011, we were provided with two loans from a subsidiary of WPC to fund our investments in the joint ventures described in Note 4. The first loan was for $4,000,000 at a rate of 30-day London inter-bank offered rate (“LIBOR”) plus 2.5%, which was repaid on June 6, 2011, its maturity date. The second loan was in the amount of $2,000,000 at a rate of LIBOR plus 0.9% and a maturity date of October 17, 2011. As of October 6, 2011, this loan had been repaid in full.

Acquisition Fees

The advisor receives acquisition fees of 2.5% of the total investment cost of the properties acquired and loans originated by us not to exceed 6% of the aggregate contract purchase price of all investments and loans. Included in our cost to acquire our interests in the three hotel properties described in Note 4 are acquisition fees of $1,942,278 paid to our advisor, which were capitalized.

Selling Commissions and Dealer Manager Fees

We have a dealer manager agreement with Carey Financial, whereby Carey Financial receives a selling commission of up to $0.70 per share sold and a dealer manager fee of up to $0.30 per share sold, a portion of which may be re-allowed to the selected broker dealers. During the year ended December 31, 2011, we issued 4,760,301 shares with related offering proceeds of $47,462,125, net of such commissions of $4,601,875.

Excess Operating Expenses

During the year ended December 31, 2011, we charged $681,565 back to the advisor for excess operating expenses pursuant to our advisory agreement. The agreement provides that for any four trailing quarters (with quoted variables as defined in the advisory agreement): “operating expenses” may not exceed the greater of 2% of “average invested assets” or 25% of our “adjusted net income.” We may, however, become liable for these costs in the future, if our results improve or our invested assets increase substantially.

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

CWI 2011 10-K — 44

Notes to Consolidated Financial Statements

Financial statements for each of our equity investments have been provided as exhibits to this Report.

Long Beach Venture

On May 5, 2011, we completed a joint venture investment in Long Beach Venture with Ensemble, the members of which were the then owners of the leasehold interests in two waterfront hotel properties in Long Beach, California: the Hotel Maya and the Residence Inn.

We acquired a 49% interest in the Long Beach Venture with assets totaling $43,642,044, which includes our allocable share of the Long Beach Venture’s debt of $22,851,003 and an acquisition fee of $1,085,206 paid to the advisor as well as other transaction costs. On the date of our acquisition, the Long Beach Venture’s total capitalization, including partner equity and debt, was approximately $88,000,000. We have the right, subject to certain conditions, to increase our ownership in the Long Beach Venture to 50%. Our investment was made in the form of a preferred equity interest that carries a cumulative preferred dividend of 9.5% per year and is senior to Ensemble’s equity interest. During the year ended December 31, 2011, we recognized equity earnings of $735,000 related to this venture representing our cash distribution, which was based on a hypothetical liquidation model. At December 31, 2011, the carrying amount of our investment in this venture was $20,466,041.

Both properties are subject to existing mortgage financing. The financing on the Hotel Maya is a three-year, $15,000,000 mortgage that bears interest at 6.5% per year. The financing on the Residence Inn is a 10-year, $31,875,000 mortgage that bears interest at 7.25% per year. The Long Beach Venture is a guarantor of the mortgage financing on the Hotel Maya. Ensemble has agreed to be responsible for, and has indemnified us regarding, any and all amounts due under the guarantee. Our investment was financed in part by a $4,000,000 loan from a subsidiary of WPC, which has been repaid in full (Note 3).

New Orleans Venture

On September 6, 2011, we completed a joint venture investment with HRI Properties (“HRI”), the owner of the leasehold interests in the Chateau Bourbon Hotel, an upscale full-service hotel located in the French Quarter of New Orleans, Louisiana, and an adjacent parking garage. The property also includes approximately 20,000 square feet of leasable commercial space.

We acquired an 80% interest in the New Orleans Venture with assets totaling $31,300,000, which includes our commitment related to our allocable share of the New Orleans Venture’s debt and a capital contribution of $12,300,000. We paid an acquisition fee to our advisor in the amount of $857,072. The New Orleans Venture’s expected project funding, including partner equity and debt, is approximately $45,700,000. Our investment was made in the form of a preferred equity interest that carries a cumulative preferred dividend of 8.5% per year and is senior to HRI’s equity interest. The New Orleans Venture is subject to joint control and, therefore, we use the equity method to account for this investment. During the year ended December 31, 2011, we recognized equity earnings of $346,590 related to this venture representing our preferred return, which was received in cash. At December 31, 2011, the carrying amount of our investment in this venture was $12,999,587.

The property is subject to $23,800,000 of debt financing, consisting of a non-amortizing $22,800,000 mortgage with a fixed annual interest rate of 11.5% and maturity date of September 6, 2014 and a $1,000,000 non-recourse unsecured community development loan from the State of Louisiana with a fixed annual interest rate of 1.0% and maturity date of September 6, 2018. As of December 31, 2011, $23,009,548 of the mortgage debt had been funded. Our investment was financed in part by a $2,000,000 loan from a subsidiary of WPC, which has been repaid in full (Note 3).

Note 5. Commitments and Contingencies

At December 31, 2011, we were not involved in any material litigation.

We are liable for certain expenses of the offering described in our prospectus, which include filing, legal, accounting, printing and escrow fees, which are deducted from the gross proceeds of the offering. We reimburse Carey Financial or one of its affiliates for expenses (including fees and expenses of its counsel) and for the costs of any sales and information meetings of Carey Financial’s registered representatives or employees of one of its affiliates relating to the offering. The total underwriting compensation to Carey Financial and other dealers in connection with the offering shall not exceed limitations prescribed by the Financial Industry Regulatory Authority, Inc. The advisor has agreed to be responsible for the repayment of (i) organization and offering expenses

CWI 2011 10-K — 45

Notes to Consolidated Financial Statements

(excluding selling commissions to Carey Financial with respect to shares held by clients of it and selected dealers and fees paid and expenses reimbursed to selected dealers) that exceed 2% of the gross proceeds of the offering and (ii) organization and offering expenses (including selling commissions, fees and fees paid and expenses reimbursed to selected dealers) that exceed 15% of the gross proceeds of the offering.

Note 6. Stock-Based Compensation

2010 Equity Incentive Plan and Directors Incentive Plan – 2010 Incentive Plan

We maintain the 2010 Equity Incentive Plan, which authorizes the issuance of shares of our common stock to employees of the advisor and subadvisor through stock-based awards. The 2010 Equity Incentive Plan provides for the grant of RSUs, performance share units (“PSUs”), and dividend equivalent rights. We also maintain the Directors Incentive Plan — 2010 Incentive Plan which authorizes the issuance of shares of our common stock to our independent directors. The Directors Incentive Plan — 2010 Incentive Plan provides for the grant of RSUs and PSUs. A maximum of 4,000,000 awards may be granted, in the aggregate, under these two plans of which 3,957,500 shares remain for future grants.

Restricted Stock Unit Awards

We began to issue restricted stock unit awards during the year ended December 31, 2011 and issued 2,000 RSUs to each of our four independent directors. The market value of these units, which vested immediately, was $80,000, which we recognized as stock-based compensation expense. We also issued 34,500 RSUs to employees of our subadvisor during 2011. The fair value of the awards at the time of grant was $345,000, representing the fair value of the associated services and the market value of the units awarded. The non-employee awards vest over three years and had a weighted-average remaining contractual term of 2.5 years at December 31, 2011. During the year ended December 31, 2011, we recognized $137,828 in amortization expense within General and administrative expense, related to these non-employee awards.

We did not recognize any income tax benefit in earnings for our share-based compensation arrangements amounted to during the year ended December 31, 2011.

A summary of the RSU activity for the year ended December 31, 2011 follows:

	0000000000	0000000000
	RSU Awards
	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	-	$-
Granted	42,500	10.00
Vested	(8,000)	10.00
Forfeited	-	-

Nonvested at December 31, 2011	34,500	$10.00

Note 7. Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. We believe we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct distributions paid to our shareholders and generally will not be required to pay U.S. federal income taxes. Accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements.

We conduct business in the various states and municipalities within the U.S., and as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As a result, we are subject to certain state and local taxes.

At December 31, 2011 and 2010, we had no unrecognized tax benefits.

CWI 2011 10-K — 46

Notes to Consolidated Financial Statements

Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax year 2011 remains open to examination by the major taxing jurisdictions to which we are subject.

During 2011, we elected to treat our unconsolidated corporate subsidiaries that engage in hotel operations as TRSs. These subsidiaries own hotels that are managed on our behalf by third-party hotel management companies. Each TRS is subject to corporate federal income taxes, and provides for income taxes in accordance with current authoritative accounting guidance.

Note 8. Selected Quarterly Financial data (Unaudited)

There was no activity during each of the quarters ended March 31 and June 30, 2010.

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Expenses	$(719,822)	$(725,245)	$(447,542)	$109,804
Net (loss) income	(719,822)	(734,502)	87,474	654,993
Net (loss) income per share	(1.77)	(0.34)	0.02	0.15
Distributions declared per share	0.1000	0.1000	0.1000	0.1000

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Expenses	$-	$-	$(45,500)	$(252,051)
Net loss	-	-	(45,500)	(252,051)
Net loss per share	-	-	(3.76)	(10.85)

CWI 2011 10-K — 47

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at December 31, 2011, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2011 at a reasonable level of assurance.

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

We assessed the effectiveness of our internal control over financial reporting at December 31, 2011. In making this assessment, we used criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, at December 31, 2011, our internal control over financial reporting is effective based on those criteria.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to SEC rules that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

CWI 2011 10-K — 48

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for the 2012 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 11. Executive Compensation.

This information will be contained in our definitive proxy statement for the 2012 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in our definitive proxy statement for the 2012 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for the 2012 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 14. Principal Accountant Fees and Services.

This information will be contained in our definitive proxy statement for the 2012 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

CWI 2011 10-K — 49

PART IV

Item 15. Exhibits and Financial Statements.

(a) (1) and (2) - Financial statements - see index to our consolidated financial statements included in Item 8.

Other Financial Statements:

Financial Statements of CWI-HRI French Quarter Hotel Property, LLC and Subsidiary

Financial Statements of LBHP – Ensemble Partners, LLC

(3) Exhibits:

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment and Restatement of Carey Watermark Investors Incorporated	Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

3.2	Bylaws of Carey Watermark Investors Incorporated filed on March 26, 2008	Incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-11 (File No. 333-149899) filed on March 26, 2008

4.1	Distribution Reinvestment and Stock Purchase Plan	Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.1	Advisory Agreement dated September 15, 2010, between Carey Watermark Investors Incorporated, CWI OP, LP, and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.2	Agreement of Limited Partnership of CWI OP, LP dated September 15, 2010 by and between Carey Watermark Investors Incorporated and Carey Watermark Holdings, LLC	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.3	Dealer Manager Agreement dated September 15, 2010, between Carey Watermark Investors Incorporated and Carey Financial, LLC	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.4	Subscription Escrow Agreement dated September 15, 2010, between Carey Financial, LLC, Carey Watermark Investors Incorporated and UMB Bank, N.A.	Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.5	2010 Equity Incentive Plan	Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.6	Indemnification Agreement dated September 15, 2010, between Carey Watermark Investors Incorporated and CWA, LLC	Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.7	Form of Indemnification Agreement between Carey Watermark Investors Incorporated and its directors and executive officers	Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

CWI 2011 10-K — 50

Exhibit No.	Description	Method of Filing
10.8	Carey Watermark Investors Incorporated Directors’ Incentive Plan — 2010 Equity Incentive Plan	Incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 18, 2011

10.9	Selected Dealer Agreement dated October 7, 2010 among Carey Watermark Investors Incorporated, Carey Financial, LLC, Carey Lodging Advisors, LLC, W. P. Carey & Co. LLC and CWA, LLC	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed on November 14, 2011

10.10	Amended and Restated Limited Liability Company Operating Agreement of Long Beach Hotel Properties, LLC dated as of May 2, 2011 by and between CWI Long Beach Hotels, LLC and LBHP-Ensemble Partners, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 11, 2011

10.11	Form of Restricted Stock Unit Award Agreement	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed on May 13, 2011

10.12	Limited Liability Company Operating Agreement of CWI-HRI French Quarter Hotel Property, LLC dated September 2, 2011 by and between CWI New Orleans Hotel, LLC and Guitar Partners, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 12, 2011

21.1	List of Registrant Subsidiaries	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Financial Statements of CWI-HRI French Quarter Hotel Property, LLC and Subsidiary	Filed herewith

99.2	Financial Statements of LBHP – Ensemble Partners, LLC	Filed herewith

CWI 2011 10-K — 51

Exhibit No.	Description	Method of Filing
101	The following materials from Carey Watermark Investors Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2011 and 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, (iii) Consolidated Statements of Equity for the years ended December 31, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, and (v) Notes to Consolidated Financial Statements.*	Filed herewith

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

CWI 2011 10-K — 52

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors Incorporated

Date: March 22, 2012	By:	/s/ Michael G. Medzigian
Michael G. Medzigian
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Trevor P. Bond	Chairman	March 22, 2012
Trevor P. Bond	(Principal Executive Officer)

/s/ Mark J. DeCesaris	Managing Director and Chief Financial Officer	March 22, 2012
Mark J. DeCesaris	(Principal Financial Officer)

/s/ Hisham A. Kader	Chief Accounting Officer	March 22, 2012
Hisham A. Kader	(Principal Accounting Officer)

/s/ Charles S. Henry	Director	March 22, 2012
Charles S. Henry

/s/ Michael D. Johnson	Director	March 22, 2012
Michael D. Johnson

/s/ Robert E. Parsons, Jr.	Director	March 22, 2012
Robert E. Parsons, Jr.

/s/ William H. Reynolds, Jr.	Director	March 22, 2012
William H. Reynolds, Jr.

CWI 2011 10-K — 53

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment and Restatement of Carey Watermark Investors Incorporated	Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

3.2	Bylaws of Carey Watermark Investors Incorporated filed on March 26, 2008	Incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-11 (File No. 333-149899) filed on March 26, 2008

4.1	Distribution Reinvestment and Stock Purchase Plan	Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.1	Advisory Agreement dated September 15, 2010, between Carey Watermark Investors Incorporated, CWI OP, LP, and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.2	Agreement of Limited Partnership of CWI OP, LP dated September 15, 2010 by and between Carey Watermark Investors Incorporated and Carey Watermark Holdings, LLC	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.3	Dealer Manager Agreement dated September 15, 2010, between Carey Watermark Investors Incorporated and Carey Financial, LLC	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.4	Subscription Escrow Agreement dated September 15, 2010, between Carey Financial, LLC, Carey Watermark Investors Incorporated and UMB Bank, N.A.	Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.5	2010 Equity Incentive Plan	Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.6	Indemnification Agreement dated September 15, 2010, between Carey Watermark Investors Incorporated and CWA, LLC	Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.7	Form of Indemnification Agreement between Carey Watermark Investors Incorporated and its directors and executive officers	Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

Exhibit No.	Description	Method of Filing
10.8	Carey Watermark Investors Incorporated Directors’ Incentive Plan — 2010 Equity Incentive Plan	Incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 18, 2011

10.9	Selected Dealer Agreement dated October 7, 2010 among Carey Watermark Investors Incorporated, Carey Financial, LLC, Carey Lodging Advisors, LLC, W. P. Carey & Co. LLC and CWA, LLC	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed on November 14, 2011

10.10	Amended and Restated Limited Liability Company Operating Agreement of Long Beach Hotel Properties, LLC dated as of May 2, 2011 by and between CWI Long Beach Hotels, LLC and LBHP-Ensemble Partners, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 11, 2011

10.11	Form of Restricted Stock Unit Award Agreement	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed on May 13, 2011

10.12	Limited Liability Company Operating Agreement of CWI-HRI French Quarter Hotel Property, LLC dated September 2, 2011 by and between CWI New Orleans Hotel, LLC and Guitar Partners, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 12, 2011

21.1	List of Registrant Subsidiaries	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Financial Statements of CWI-HRI French Quarter Hotel Property, LLC and Subsidiary	Filed herewith

99.2	Financial Statements of LBHP – Ensemble Partners, LLC	Filed herewith

Exhibit No.	Description	Method of Filing
101	The following materials from Carey Watermark Investors Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2011 and 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, (iii) Consolidated Statements of Equity for the years ended December 31, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, and (v) Notes to Consolidated Financial Statements.*	Filed herewith

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