Form 10-Q
period 2012-03-31
Carey Watermark Investors Inc
filed 2012-05-14
CIK 1430259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑                                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐                                              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to ___________

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

Registrant has 7,102,383 shares of common stock, $0.001 par value, outstanding at May 9, 2012.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on March 22, 2012 (the “2011 Annual Report”). We do not undertake to revise or update any forward-looking statements. Additionally, a description of our critical accounting estimates is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2011 Annual Report. There has been no significant change in our critical accounting estimates.

CWI 3/31/2012 10-Q — 1

PART I

Item 1. Financial Statements

CAREY WATERMARK INVESTORS INCORPORATED

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2012	December 31, 2011
Assets
Equity investments in real estate	$33,240,628	$33,465,628
Cash and cash equivalents	18,647,880	8,030,723
Due from affiliates	59,869	194,003
Other assets	758,208	84,728
Total assets	$52,706,585	$41,775,082

Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$442,916	$333,390
Due to affiliates	1,179,038	456,367
Distributions payable	533,211	441,135
Total liabilities	2,155,165	1,230,892
Commitments and contingencies (Note 5)

Equity:
CWI stockholders’ equity:
Common stock $0.001 par value; 300,000,000 shares authorized; 6,010,900 and 4,791,523 shares issued and outstanding, respectively	6,011	4,792
Additional paid-in capital	53,356,155	42,596,056
Distributions in excess of accumulated losses	(2,810,746)	(2,056,658)
Total equity	50,551,420	40,544,190
Total liabilities and equity	$52,706,585	$41,775,082

See Notes to Consolidated Financial Statements.

CWI 3/31/2012 10-Q — 2

CAREY WATERMARK INVESTORS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Revenues
Other real estate income	$52,500	$-
	52,500	-
Operating Expenses
General and administrative	(607,504)	(719,822)
Property expenses	(82,476)	-
	(689,980)	(719,822)
Other Income and Expenses
Income from equity investments in real estate	416,603	-
	416,603	-

Net Loss	$(220,877)	$(719,822)

Loss Per Share	$(0.04)	$(1.77)

Weighted Average Shares Outstanding	5,334,873	406,276

Distributions Declared Per Share	$0.1000	$0.1000

See Notes to Consolidated Financial Statements.

CWI 3/31/2012 10-Q — 3

CAREY WATERMARK INVESTORS INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

Three Months Ended March 31, 2012 and the Year Ended December 31, 2011

				Distributions in
		Common	Additional	Excess of Accumulated	Total CWI	Noncontrolling
	Shares	Stock	Paid-In Capital	Losses	Stockholders	Interest	Total
Balance at January 1, 2011	23,222	$23	$208,977	$(297,888)	$(88,888)	$185,625	$96,737
Net loss				(711,857)	(711,857)		(711,857)
Shares issued, net of offering costs	4,760,301	4,761	42,063,634		42,068,395		42,068,395
Reallocation of contributions from noncontrolling interest			185,625		185,625	(185,625)	-
Stock-based compensation	8,000	8	137,820		137,828		137,828
Distributions declared ($0.4000 per share)				(1,046,913)	(1,046,913)		(1,046,913)
Balance at December 31, 2011	4,791,523	4,792	42,596,056	(2,056,658)	40,544,190	-	40,544,190
Net loss				(220,877)	(220,877)		(220,877)
Shares issued, net of offering costs	1,216,688	1,216	10,732,298		10,733,514		10,733,514
Shares issued under share incentive plans	2,689	3			3		3
Stock-based compensation			27,801		27,801		27,801
Distributions declared ($0.1000 per share)				(533,211)	(533,211)		(533,211)
Balance at March 31, 2012	6,010,900	$6,011	$53,356,155	$(2,810,746)	$50,551,420	$-	$50,551,420

See Notes to Consolidated Financial Statements.

CWI 3/31/2012 10-Q — 4

CAREY WATERMARK INVESTORS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Cash Flows — Operating Activities
Net loss	$(220,877)	$(719,822)
Adjustments to net loss:
Issuance of shares to affiliate in satisfaction of fees due	54,868	-
Stock-based compensation expense	27,801	41,157
Increase in due to affiliates	904,034	231,136
Net changes in other operating assets and liabilities	(161,454)	314,958
Net cash provided by (used in) operating activities	604,372	(132,571)

Cash Flows — Investing Activities
Distributions received from equity investments in excess of equity income	225,000	-
Net cash provided by investing activities	225,000	-

Cash Flows — Financing Activities
Distributions paid	(441,135)	-
Proceeds from issuance of shares, net of issuance costs	10,228,920	12,823,887
Net cash provided by financing activities	9,787,785	12,823,887

Change in Cash and Cash Equivalents During the Period
Net increase in cash and cash equivalents	10,617,157	12,691,316
Cash and cash equivalents, beginning of period	8,030,723	332,989
Cash and cash equivalents, end of period	$18,647,880	$13,024,305

Noncash investing and financing activities:

Noncash financing activities - offering costs paid to the advisor	$(94,125)	$210,682
Noncash financing activities - shares issued	$402,500	$-

See Notes to Consolidated Financial Statements.

CWI 3/31/2012 10-Q — 5

CAREY WATERMARK INVESTORS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business

Organization

Carey Watermark Investors Incorporated (together with its consolidated subsidiaries, “CWI”, “we”, “us”, or “our”) is a publicly owned, non-listed Real Estate Investment Trust (“REIT”) formed as a Maryland corporation in March 2008 for the purpose of acquiring, owning, disposing of and, through our advisor, managing and seeking to enhance the value of, interests in lodging and lodging related properties primarily in the United States (“U.S.”). We conduct substantially all of our investment activities and own all of our assets through CWI OP, LP, our “Operating Partnership.” We are a general partner and a limited partner and own a 99.985% capital interest in the Operating Partnership. Carey Watermark Holdings, LLC (“Carey Watermark Holdings”), which is owned indirectly by W. P. Carey & Co. LLC (“W. P. Carey”) and Watermark Capital Partners, LLC (“Watermark Capital Partners”), holds a special general partner interest in the Operating Partnership. We began operations on March 3, 2011 when we reached the minimum offering amount of $10,000,000.

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

Public Offering

On September 15, 2010, our Registration Statement on Form S-11 (File No. 333-149899), covering an initial public offering of up to 100,000,000 shares of common stock at $10.00 per share, was declared effective under the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement also covers the offering of up to 25,000,000 shares of common stock at $9.50 pursuant to our distribution reinvestment plan. Our initial public offering is being offered on a “best efforts” basis by Carey Financial, LLC, an affiliate of the advisor (“Carey Financial”), and other selected dealers. We intend to use the net proceeds of the offering to acquire, own and manage a portfolio of interests in lodging and lodging related properties. While our core strategy is focused on the lodging industry, we may also invest in other real estate property sectors. Since we began admitting stockholders on March 3, 2011 and through March 31, 2012, we raised $59,472,978, inclusive of reinvested distributions. There can be no assurance that we will successfully sell the full number of shares registered.

On March 19, 2008, Carey REIT II, Inc. (“Carey REIT II”), a wholly-owned subsidiary of W. P. Carey and an affiliate of our advisor, purchased 1,000 shares of our common stock for $9,000 and was admitted as our initial stockholder. Additionally, on August 16, 2010, we received a capital contribution of $200,000 in cash from Carey REIT II in exchange for 22,222 shares of our common stock. Carey REIT II purchased its shares at $9.00 per share, net of commissions and fees, which would have otherwise been payable to Carey Financial. On October 13, 2010, Carey Watermark Holdings purchased a capital interest in the Operating Partnership, representing its special general partnership interest of 0.015%, for $185,625.

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

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2011, which are included in our 2011 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

CWI 3/31/2012 10-Q — 6

Notes to Consolidated Financial Statements

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

When we obtain an economic interest in an entity, we evaluate the entity to determine if it is deemed a variable interest entity (“VIE”) and, if so, whether we are deemed to be the primary beneficiary and are therefore required to consolidate the entity. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE under current authoritative accounting guidance and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of a VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.

We performed an analysis of all of our subsidiary entities to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of our assessment, we have concluded that none of our subsidiaries is a VIE and all are consolidated or accounted for as equity investments under the voting model.

We account for the capital interest held by Carey Watermark Holdings in the Operating Partnership as a noncontrolling interest. Carey Watermark Holdings’ special general partner interest entitles it to receive distributions of 10% of available cash generated by Operating Partnership operations, subject to certain limitations. In addition, in the event of the dissolution of the Operating Partnership, Carey Watermark Holdings will be entitled to receive distributions of up to 15% of net proceeds, provided certain return thresholds are met for the initial investors in the Operating Partnership. During the second quarter of 2011, we reallocated $185,625 of noncontrolling interest contributions to the general partner’s additional paid in capital, in accordance with Accounting Standards Codification Topic 810-10-45-23 Equity Method and Joint Ventures. As a result of issuing additional shares, and thereby the Operating Partnership issuing additional units, we have reallocated our equity accounts in accordance with GAAP. Based on the terms of the Operating Partnership agreement and that the initial investors not yet earning their minimal return, the non-controlling interest representing Carey Watermark Holding’s interest in the Operating Partnership has absorbed the operating losses to the extent of its original investment, and accordingly, no further losses were allocated to Carey Watermark Holdings.

Other Assets

We include prepaid expenses, funds due from our transfer agent, syndication costs, deposits, and deferred charges in Other Assets.

CWI 3/31/2012 10-Q — 7

Notes to Consolidated Financial Statements

Note 3. Agreements and Transactions with Related Parties

Agreements with the Advisor and Subadvisor

We have an advisory agreement with the advisor to perform certain services for us, including managing the offering and our overall business, identification, evaluation, negotiation, purchase and disposition of lodging related properties and the performance of certain administrative duties.  The agreement that is currently in effect was renewed for an additional year pursuant to its terms effective September 30, 2011. The advisor has entered into a subadvisory agreement with the subadvisor, whereby the advisor pays 20% of the fees earned under the advisory agreement to the subadvisor. The advisor also has an arrangement with the subadvisor whereby the subadvisor provides personnel services to us.

The following tables present a summary of fees we paid and expenses we reimbursed to the advisor, subadvisor and other affiliates in accordance with the agreements:

	Three Months Ended March 31,
	2012	2011
Amounts included in operating expenses:
Asset management fees	$82,476	$-
Personnel reimbursements	186,417	148,631
	$268,893	$148,631

Other transaction fees incurred:
Selling commissions and dealer manager fees	$1,097,381	$1,390,102
Offering costs	235,404	210,682
	$1,332,785	$1,600,784

	March 31, 2012	December 31, 2011
Amounts payable to affiliates:
Organization and offering costs due to the advisor	$863,801	$942,578
Excess operating expenses due from the advisor	-	(681,565)
Other amounts due to the advisor	222,841	149,854
Due to Carey REIT II	45,500	45,500
Due to Carey Financial	32,121	-
Due to Watermark Capital Partners	14,775	-
	$1,179,038	$456,367

Amounts due from affiliates:
Asset management fee due from investee	$52,500	$-
General and administrative expenses due from investees	7,369	194,003
	$59,869	$194,003

Asset Management Fees

We pay the advisor an annual asset management fee equal to 0.50% of the aggregate average market value of our investments. The advisor is also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property as well as a loan refinancing fee of up to 1% of a refinanced loan, if certain conditions described in the prospectus for our offering dated April 30, 2012 (the “Prospectus”) are met. Asset management fees incurred during the three months ended March 31, 2012 of $54,868 were paid in shares of our common stock.

Personnel Reimbursements

Pursuant to the subadvisory agreement, the advisor reimburses the subadvisor for personnel costs and other charges. We have also granted restricted stock units to employees of the subadvisor pursuant to the 2010 Equity Incentive Plan (Note 6). The subadvisor also provides us with the services of Mr. Michael G. Medzigian, our chief executive officer, during the term of the subadvisory agreement, subject to the approval of our board of directors.

CWI 3/31/2012 10-Q — 8

Notes to Consolidated Financial Statements

Selling Commissions and Dealer Manager Fees

We have a dealer manager agreement with Carey Financial, whereby Carey Financial receives a selling commission of up to $0.70 per share sold and a dealer manager fee of up to $0.30 per share sold, a portion of which may be re-allowed to the selected broker dealers.

Organization and Offering Costs

Pursuant to the advisory agreement, upon reaching the minimum offering amount of $10,000,000 on March 3, 2011, we became obligated to reimburse the advisor for all organization and offering costs incurred in connection with our offering, up to a maximum amount (excluding selling commissions and the dealer manager fee described above) of 2% of the gross proceeds of our offering and distribution reinvestment plan. Through March 31, 2012, the advisor has incurred organization and offering costs on our behalf of approximately $73,598 and $5,136,266, respectively. However at March 31, 2012, we were only obligated to pay $863,801 of these costs because of the 2% limitation described above.

Excess Operating Expenses

During 2011, we charged $681,565 back to the advisor for excess operating expenses pursuant to our advisory agreement, which were reimbursed by the advisor in February 2012. The agreement provides that for any four trailing quarters (with quoted variables as defined in the advisory agreement) “operating expenses” may not exceed the greater of 2% of “average invested assets” or 25% of our “adjusted net income.” We may, however, become liable for these costs in the future, if our results improve or our invested assets increase substantially.

Acquisition Fees

The advisor receives acquisition fees of 2.5% of the total investment cost of the properties acquired and loans originated by us not to exceed 6% of the aggregate contract purchase price of all investments and loans. Included in our cost to acquire our interests in the three hotel properties described in Note 4 are acquisition fees of $1,942,278 paid to our advisor during 2011, which were capitalized.

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

Other

Other amounts due to the advisor represent management fees payable and reimbursable expenses. Amounts due to Carey Financial represent selling commissions and dealer manager fees. Amounts due to Watermark Capital Partners represent amounts owed in connection with withholding tax liabilities incurred with the vesting of restricted stock units (“RSUs”) to an employee of the subadvisor (Note 6). Amounts due to Carey REIT II represent directors’ fees paid on our behalf.

Agreements with Investees

We are entitled to receive an annual asset management fee in connection with one of our investments as well as reimbursement for costs and expenses incurred in the performance of our duties.

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

CWI 3/31/2012 10-Q — 9

Notes to Consolidated Financial Statements

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

We acquired a 49% interest in this venture (the “Long Beach Venture”) with assets totaling $43,642,044, which includes our allocable share of the Long Beach Venture’s debt of $22,851,003 and an acquisition fee of $1,085,206 paid to the advisor as well as other transaction costs. On the date of our acquisition, the Long Beach Venture’s total capitalization, including partner equity and debt, was approximately $88,000,000. We have the right, subject to certain conditions, to increase our ownership in the Long Beach Venture to 50%. Our investment was made in the form of a preferred equity interest that carries a cumulative preferred dividend of 9.5% per year and is senior to Ensemble’s equity interest. During the three months ended March 31, 2012, we received $393,114 related to this venture comprised of a return of capital of $225,000, which related to the return of excess reserves established in connection with the acquisition, and equity earnings of $168,114, which was based on a hypothetical liquidation model. At March 31, 2012, the carrying amount of this investment was $20,241,041.

Both properties are subject to existing mortgage financing. The financing on the Hotel Maya is a three-year, $15,000,000 mortgage that bears interest at 6.5% per year. The financing on the Residence Inn is a 10-year, $31,875,000 mortgage that bears interest at 7.25% per year. The Long Beach Venture is a guarantor of the mortgage financing on the Hotel Maya. Ensemble has agreed to be responsible for, and has indemnified us regarding, any and all amounts due under the guarantee.  At March 31, 2012, the aggregate outstanding principal balance of these obligations was $46,136,690.

New Orleans Venture

On September 6, 2011, we completed a joint venture investment with HRI Properties (“HRI”), the owner of the leasehold interests in the Chateau Bourbon Hotel, an upscale full-service hotel located in the French Quarter of New Orleans, Louisiana, and an adjacent parking garage. The property also includes approximately 20,000 square feet of leasable commercial space.

We acquired an 80% interest in the joint venture (the “New Orleans Venture”) with assets totaling $31,300,000, which includes our commitment related to our allocable share of the New Orleans Venture’s debt and a capital contribution of $12,300,000. We paid an acquisition fee to our advisor in the amount of $857,072. The New Orleans Venture’s expected project funding, including partner equity and debt, is approximately $45,700,000. Our investment was made in the form of a preferred equity interest that carries a cumulative preferred dividend of 8.5% per year and is senior to HRI’s equity interest. The New Orleans Venture is subject to joint control and, therefore, we use the equity method to account for this investment. During the three months ended March 31, 2012, we recognized equity earnings of $248,489 related to this venture representing our preferred return, which was received in cash. At March 31, 2012, the carrying amount of our investment in this venture was $12,999,587.

As of March 31, 2012, the property was subject to $23,800,000 of debt financing, consisting of a non-amortizing $22,800,000 mortgage with a fixed annual interest rate of 11.5% and maturity date of September 6, 2014 and a $1,000,000 non-recourse unsecured community development loan from the State of Louisiana with a fixed annual interest rate of 1.0% and maturity date of September 1, 2018. Our investment was financed in part by a $2,000,000 loan from a subsidiary of W. P. Carey, which was repaid in full as of October 6, 2011.

CWI 3/31/2012 10-Q — 10

Notes to Consolidated Financial Statements

The following tables present combined summarized financial information of our investment entities. Amounts provided are the total amounts attributable to the venture properties and do not represent our proportionate share:

	March 31, 2012	December 31, 2011
Assets	$120,695,612	$122,813,857
Liabilities	(82,591,182)	(82,722,295)
Members’ equity	$38,104,430	$40,091,562

	Three Months Ended March 31,
	2012	2011
Revenues	$6,905,129	$-
Expenses	(8,239,179)	-
Net loss	$(1,334,050)	$-

Note 5. Commitments and Contingencies

At March 31, 2012, we were not involved in any material litigation.

We are liable for certain expenses of the offering described in our prospectus, which include filing, legal, accounting, printing and escrow fees, which are deducted from the gross proceeds of the offering. We reimburse Carey Financial or one of its affiliates for expenses (including fees and expenses of its counsel) and for the costs of any sales and information meetings of Carey Financial’s registered representatives or employees of one of its affiliates relating to the offering. The total underwriting compensation to Carey Financial and other dealers in connection with the offering shall not exceed limitations prescribed by the Financial Industry Regulatory Authority, Inc. The advisor has agreed to be responsible for the repayment of (i) organization and offering expenses (excluding selling commissions to Carey Financial with respect to shares held by clients of it and selected dealers and fees paid and expenses reimbursed to selected dealers) that exceed 2% of the gross proceeds of the offering and (ii) organization and offering expenses (including selling commissions, fees and fees paid and expenses reimbursed to selected dealers) that exceed 15% of the gross proceeds of the offering (Note 3).

Note 6. Stock-Based Compensation

2010 Equity Incentive Plan and Directors Incentive Plan – 2010 Incentive Plan

We maintain the 2010 Equity Incentive Plan, which authorizes the issuance of shares of our common stock to our officers and officers and employees of the subadvisor, who perform services on our behalf, and to non-director members of the investment committee through stock-based awards. The 2010 Equity Incentive Plan provides for the grant of RSUs and dividend equivalent rights. We also maintain the Directors Incentive Plan — 2010 Incentive Plan which authorizes the issuance of shares of our common stock to our independent directors. The Directors Incentive Plan — 2010 Incentive Plan provides for the grant of RSUs and dividend equivalent rights. A maximum of 4,000,000 awards may be granted, in the aggregate, under these two plans of which 3,957,500 shares remain for future grants at March 31, 2012.

We did not issue any awards during the three months ended March 31, 2012. We issued RSUs to each of our four independent directors during the three months ended March 31, 2011, which vested immediately, and the market value for these units of $40,000 was fully recognized as stock-based compensation expense during the first quarter of 2011. RSUs issued to employees of our subadvisor during the three months ended March 31, 2011 vest over three years. We also recognized $27,801 and $1,157 during the three months ended March 31, 2012 and 2011, respectively, in amortization expense within General and administrative expense related to these awards. On April 9, 2012, 29,700 RSUs were issued to three employees of our subadvisor, which vest over three years.

We have not recognized any income tax benefit in earnings for our share-based compensation arrangements since the inception of these two plans.

CWI 3/31/2012 10-Q — 11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our MD&A should be read in conjunction with our 2011 Annual Report.

Business Overview

We are a publicly owned, non-listed REIT formed as a Maryland corporation in March 2008 for the purpose of acquiring, owning, disposing of and, through the advisor, managing and seeking to enhance the value of interests in lodging and lodging-related properties. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions to our stockholders and other factors. We conduct substantially all of our investment activities and own all of our assets through the Operating Partnership. We are a general partner and a limited partner of, and own a 99.985% capital interest in, the Operating Partnership. Carey Watermark Holdings, which is owned indirectly by W. P. Carey and Watermark Capital Partners, holds a special general partner interest of 0.015% in the Operating Partnership.

Financial Highlights

	Three Months Ended March 31,
	2012	2011
Income from equity investments in real estate	$416,603	$-
Net loss	(220,877)	(719,822)
Cash flow provided by (used in) operating activities	604,372	(132,571)

Distributions paid	(441,135)	-

Supplemental financial measures:
Modified funds used in operations	(35,819)	(346,827)
Adjusted cash flow used in operating activities	(138,208)	(678,665)

We consider the performance metrics listed above, including certain supplemental metrics that are not defined by GAAP (“non-GAAP”), such as Modified funds from (used in) operations (“MFFO”), and Adjusted cash flow from (used in) operating activities (“ACFO”), to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to stockholders. See Supplemental Financial Measures below for our definition of these non-GAAP measures and reconciliations to their most directly comparable GAAP measure.

We began operations in March 2011. For the three months ended March 31, 2012, we incurred a net loss of $220,877 compared to a net loss of $719,822 for the prior year period, primarily due to income from equity investments in real estate of $416,603 related to two investments we entered into during the second and third quarters of 2011.  Our MFFO, which excludes non-cash charges and acquisition costs as described below, was $(35,819).

We generated cash flow from operating activities of $604,372, which was driven largely by advances from affiliates that were excluded from our ACFO of $(138,208).

Significant Developments

Acquisitions

Through the date of this Report, we have made two investments. During May 2011, we made our first acquisition by acquiring a 49% interest in the Long Beach Venture that we completed with Ensemble, the owner of the leasehold interests in two waterfront hotel properties located in Long Beach, California, the Hotel Maya; and the Residence Inn. In September 2011, we completed an investment in the New Orleans Venture with HRI, the owner of the leasehold interests in the Chateau Bourbon Hotel, a hotel property in New Orleans, Louisiana, in which we acquired an 80% interest (Note 4).

CWI 3/31/2012 10-Q — 12

Public Offering

Since the beginning of our offering in September 2010, we have raised $59,472,978 through March 31, 2012, inclusive of reinvested distributions.

Quarterly Distributions

Our first quarter 2012 daily cash distribution was $0.00109890 per share, which equates to $0.40 per share on an annualized basis and was paid on April 16, 2012 to stockholders of record on each day during the first quarter.

Our second quarter 2012 daily distribution will be $0.0016483 per share, comprised of $0.0013736 per day payable in cash and $0.0002747 per day payable in shares of CWI’s common stock, which equates to $0.60 per share on an annualized basis and will be paid on or about July 16, 2012 to stockholders of record on each day during the second quarter.

Current Trends

Lodging Fundamentals

According to data from Smith Travel Research, the U.S. hotel industry reported increases in the first quarter of 2012 for three key performance metrics. For the first quarter of 2012 in year-over-year measurements the industry’s occupancy increased 3.8% from 54.7% to 56.8%, average daily rate rose 4.0% from $99.56 to $103.54, and revenue per available room increased by 7.9% from $54.48 to $58.78. Despite continuing global economic concerns as of the date of this Report, hotel operators and industry analysts maintain that key performance indicators show no sign of a slowdown.

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

Investor Capital Inflows

According to Robert A. Stanger Co., investor capital inflows for non-listed REITs overall have recently shown significant improvement, increasing 39.4% during the three months ended March 31, 2012 compared to the three months ended December 31, 2011.

During the three months ended March 31, 2012, we raised offering proceeds, inclusive of reinvested distributions, of $12,010,860 compared to $8,235,975 for the three months ended December 31, 2011, an increase of 46%. Our advisor continues to expand the number of broker-dealers selling our shares, which we believe will further improve funding.

Results of Operations

We are a newly formed company and have a limited operating history. We are dependent upon proceeds received from our offering to conduct our proposed activities. Through March 31, 2012, we have made only two investments as described above. The capital required to purchase any property will be obtained from the offering proceeds and from any mortgage indebtedness that we may incur in connection with the acquisition of any property or thereafter.

Other Real Estate Income

For the three months ended March 31, 2012, other real estate income resulted from asset management fee income from our New Orleans Venture in the amount of $52,500. There was no such income for the three months ended March 31, 2011.

General and Administrative Expenses

For the three months ended March 31, 2012 as compared to the same period in 2011, general and administrative expenses decreased by $112,318, primarily due to a decrease in acquisition costs of $174,581, partially offset by increases in professional fees of $31,216 and business and travel expenses of $20,251.

CWI 3/31/2012 10-Q — 13

Property Expenses

For the three months ended March 31, 2012, property expenses were $82,476, representing asset management fees to the advisor. There were no such expenses during the prior year period.

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

For the three months ended March 31, 2012, income from our equity investments was $416,603. Equity earnings was comprised of cash distributions of $168,114 from our Long Beach Venture and $248,489 from the New Orleans Venture.

Net Loss

For the three months ended March 31, 2012 and 2011, the resulting net loss was $220,877 and $719,822, respectively.

MFFO

MFFO is a non-GAAP measure we use to evaluate our business. For a definition of MFFO and a reconciliation to net income (loss), see Supplemental Financial Measures below. For the three months ended March 31, 2012 and 2011, MFFO was $(35,819) and $(346,827), respectively, reflecting an improvement related to earnings from our equity investments in real estate that were acquired in 2011.

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

As a REIT, we are allowed to own lodging properties but are prohibited from operating these properties. In order to comply with applicable REIT qualification rules, we enter into leases for each of our lodging properties with taxable REIT subsidiary (“TRS”) lessees. The TRS lessees in turn contract with independent property operators that manage day-to-day operations of our properties under the oversight of the subadvisor.

Sources and Uses of Cash During the Period

We intend to use the cash flow generated from hotel operations to meet our operating expenses and fund distributions to stockholders. Our cash flows fluctuate from period to period due to a number of factors, which may include, among other things, the timing of purchases of lodging properties, the timing and characterization of distributions from equity investments in lodging properties and seasonality in the demand for our lodging properties. Despite these fluctuations, we believe that as we continue to invest the proceeds of our offering, we will generate sufficient cash from operations and from our equity investments to meet our short-term and long-

CWI 3/31/2012 10-Q — 14

term liquidity needs. We may also use existing cash resources and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities

During the three months ended March 31, 2012, cash provided by operating activities was $604,372, primarily due to the reimbursement of excess operating costs of $681,565 from the advisor (Note 3).

Investing Activities

Cash provided by investing activities of $225,000 represents a return of capital from our Long Beach Venture (Note 4).

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2012 was $9,787,785, primarily as a result of raising funds through the issuance of shares of our common stock in our initial public offering of $10,228,920, net of issuance costs. This was partially offset by distributions paid to stockholders of $441,135.

Our objectives are to generate sufficient cash flow over time to provide stockholders with increasing distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. Through March 31, 2012, we have declared distributions to stockholders totaling $1,580,124, which were comprised of distributions of $707,966 paid to our stockholders in cash and $872,158 of distributions reinvested by stockholders in shares of our common stock pursuant to our distribution reinvestment plan. We have funded all of these distributions from the proceeds of our public offering.

ACFO

ACFO is a non-GAAP measure we use to evaluate our business. For a definition of ACFO and reconciliation to cash flow from operating activities, see Supplemental Financial Measures below. Our ACFO for the three months ended March 31, 2012 was $(138,208).

Cash Resources

At March 31, 2012, our cash resources consisted of cash and cash equivalents totaling $18,647,880. Our cash resources may be used to fund future investments as well as for working capital needs and other commitments.

Cash Requirements

During the remainder of 2012, we expect that cash payments will include paying distributions to our stockholders, reimbursing the advisor for costs incurred on our behalf and paying normal recurring operating expenses. We expect to continue to use funds raised from our initial public offering as well as distributions from our ventures to invest in new properties and to make distributions to stockholders for the foreseeable future.

Our ventures have no debt maturities until 2014.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our off-balance sheet arrangements and other contractual obligations at March 31, 2012 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods:

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Due to affiliate (a)	$4,895,684	$157,090	$4,738,594	$-	$-

(a)         Represents amounts advanced by the advisor for organization and offering costs subject to a limitation of 2% of offering proceeds under the advisory agreement. At March 31, 2012, subject to the 2% limitation, we are obligated to pay the advisor $863,801.

CWI 3/31/2012 10-Q — 15

Equity Method Investments

We have investments in two unconsolidated ventures. Certain financial information for these ventures and our ownership interest in the ventures at March 31, 2012 is presented below. The financial information provided represents the total amounts attributable to the ventures and does not represent our proportionate share:

	At March 31, 2012
			Total Third-
Venture	Ownership Interest	Total Assets	Party Debt	Maturity Dates
LBHP - Ensemble Partners, LLC	49%	$74,900,504	$46,136,690	2/2014 and 9/2017
CWI - HRI French Quarter Hotel Property LLC	80%	45,795,108	23,800,000	9/2014 and 9/2018

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

CWI 3/31/2012 10-Q — 16

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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. As disclosed in the Prospectus, we intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets or another similar transaction) within six years following the offering date. Thus, we do not intend to continuously purchase assets and intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and once all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and most of our acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

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

CWI 3/31/2012 10-Q — 17

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

CWI 3/31/2012 10-Q — 18

FFO and MFFO for all periods presented are as follows:

	Three Months Ended March 31,
	2012	2011
Net loss	$(220,877)	$(719,822)
Total adjustments	-	-
FFO — as defined by NAREIT	(220,877)	(719,822)
Adjustments:
Acquisition expenses (a)	157,257	331,838
Other non-cash charges	27,801	41,157
Total adjustments	185,058	372,995
MFFO	$(35,819)	$(346,827)

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

Adjusted Cash Flow from Operating Activities

ACFO refers to our cash flow from operating activities (as computed in accordance with GAAP) adjusted, where applicable, primarily to: add cash distributions that we receive from our investments in unconsolidated real estate joint ventures in excess of our equity income; subtract cash distributions that we make to our noncontrolling partners in real estate joint ventures that we consolidate; and eliminate changes in working capital. We hold a number of interests in real estate joint ventures, and we believe that adjusting our GAAP cash flow provided by operating activities to reflect these actual cash receipts and cash payments, as well as eliminating the effect of timing differences between the payment of certain liabilities and the receipt of certain receivables in a period other than that in which the item is recognized, may give investors additional information about our actual cash flow that is not incorporated in cash flow from operating activities as defined by GAAP.

We believe that ACFO is a useful supplemental measure for assessing the cash flow generated from our core operations as it gives investors important information about our liquidity that is not provided within cash flow from operating activities as defined by GAAP, and we use this measure when evaluating distributions to stockholders.

As we are still in our offering and investment stage, we also consider our expectations as to the yields that may be generated on existing investments and our acquisition pipeline when evaluating distribution to stockholders.

CWI 3/31/2012 10-Q — 19

Adjusted cash flow used in operating activities for all periods presented is as follows:

	Three Months Ended March 31,
	2012	2011
Summarized cash flow information:
Cash flow provided by (used in) operating activities	$604,372	$(132,571)
Cash flow provided by investing activities	$225,000	$-
Cash flow provided by financing activities	$9,787,785	$12,823,887

Reconciliation of adjusted cash flow used in operating activities:
Cash flow provided by (used in) operating activities	$604,372	$(132,571)
Adjustments:
Changes in working capital	(742,580)	(546,094)
Adjusted cash flow used in operating activities	$(138,208)	$(678,665)

Distributions declared (a)	$533,211	$40,908

__________

(a)          For the three months ended March 31, 2012 and 2011, 100% of distributions were sourced from offering proceeds.

While we believe that ACFO is an important supplemental measure, it should not be considered an alternative to cash flow from operating activities as a measure of liquidity. This non-GAAP measure should be used in conjunction with cash flow from operating activities as defined by GAAP. ACFO, or similarly titled measures disclosed by other REITs, may not be comparable to our ACFO measure.

CWI 3/31/2012 10-Q — 20

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2012, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2012 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

For the three months ended March 31, 2012, we issued 5,487 shares of common stock to the advisor as consideration for asset management fees.  These shares were issued at $10.00 per share, our offering price.  Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, the shares issued were deemed to be exempt from registration.  In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

Use of Proceeds

We intend to use the net proceeds of the offering to acquire, own and manage a portfolio of interests in lodging and lodging related properties. The use of proceeds from our initial public offering of common stock, which commenced in March 2011 pursuant to a registration statement (No. 333-149899) that was declared effective in September 2010, was as follows at March 31, 2012:

Shares registered	100,000,000
Aggregate price of offering amount registered	$1,000,000,000
Shares sold	5,911,090
Aggregated offering price of amount sold	$58,899,060
Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(4,944,790)
Direct or indirect payments to others	(1,766,498)
Net offering proceeds to the issuer after deducting expenses	52,187,772
Purchases of real estate related assets	(33,465,628)
Temporary investments in cash and cash equivalents	$18,722,144

CWI 3/31/2012 10-Q — 21

Item 6. Exhibits

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Carey Watermark Investors Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Equity for the three months ended March 31, 2012 and the year ended December 31, 2011, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.*

__________

*              Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

CWI 3/31/2012 10-Q — 22

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Carey Watermark Investors Incorporated

Date: May 14, 2012	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Chief Financial Officer
(Principal Financial Officer)

Date: May 14, 2012	By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Accounting Officer
(Principal Accounting Officer)

CWI 3/31/2012 10-Q — 23

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Carey Watermark Investors Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Equity for the three months ended March 31, 2012 and the year ended December 31, 2011, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.*

__________

*              Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.