Form 10-Q
period 2012-06-30
Carey Watermark Investors Inc
filed 2012-08-14
CIK 1430259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Registrant has 9,639,248 shares of common stock, $0.001 par value, outstanding at August 7, 2012.

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

CWI 6/30/2012 10-Q — 1

PART I

Item  1. Financial Statements

CAREY WATERMARK INVESTORS INCORPORATED

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2012	December 31, 2011
Assets
Investments in real estate:
Hotels, at cost	$30,084,500	$-
Accumulated depreciation	(85,025)	-

Net investments in hotels	29,999,475	-
Equity investments in real estate	32,792,298	33,465,628

Net investments in real estate	62,791,773	33,465,628
Cash and cash equivalents	25,303,470	8,030,723
Due from affiliates	74,824	194,003
Accounts receivable	217,193	-
Restricted cash	3,913,574	-
Other assets	860,949	84,728

Total assets	$93,161,783	$41,775,082

Liabilities and Equity
Liabilities:
Limited and non-recourse debt	$18,930,581	$-
Accounts payable, accrued expenses and other liabilities	1,625,727	333,390
Due to affiliates	1,025,833	456,367
Distributions payable	914,003	441,135

Total liabilities	22,496,144	1,230,892

Commitments and contingencies (Note 9)
Equity:
CWI stockholders’ equity:
Common stock $0.001 par value; 300,000,000 shares authorized; 8,523,947 and 4,791,523 shares issued and outstanding, respectively	8,496	4,792
Additional paid-in capital	75,329,666	42,596,056
Distributions in excess of accumulated losses	(5,728,999)	(2,056,658)
Accumulated other comprehensive income	3,670	-
Less, treasury stock at cost, 2,000 and 0 shares, respectively	(18,000)	-

Total CWI stockholders’ equity	69,594,833	40,544,190
Noncontrolling interest	1,070,806	-

Total equity	70,665,639	40,544,190

Total liabilities and equity	$93,161,783	$41,775,082

See Notes to Consolidated Financial Statements.

CWI 6/30/2012 10-Q — 2

CAREY WATERMARK INVESTORS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Hotel Revenue
Rooms	$758,227	$-	$758,227	$-
Food and beverage	41,495	-	41,495	-
Other hotel income	46,598	-	46,598	-

	846,320	-	846,320	-
Other Revenue
Other real estate income	11,250	-	63,750	-

	857,570	-	910,070	-

Operating Expenses
Hotel Expenses
Rooms	(184,454)	-	(184,454)	-
Food and beverage	(4,047)	-	(4,047)	-
Operating expenses	(36,422)	-	(36,422)	-
Repairs and maintenance	(33,918)	-	(33,918)	-
Utilities	(39,881)	-	(39,881)	-
Sales and marketing	(96,591)	-	(96,591)	-
Management fees	(10,802)	-	(10,802)	-
General and administrative	(58,756)	-	(58,756)	-
Depreciation and amortization	(85,025)	-	(85,025)	-
Property taxes and insurance	(38,008)	-	(38,008)	-

	(587,904)	-	(587,904)	-

Other Operating Expenses
General and administrative	(2,214,209)	(692,825)	(2,821,713)	(1,412,647)
Property expenses	(104,592)	(32,420)	(187,069)	(32,420)

	(2,318,801)	(725,245)	(3,008,782)	(1,445,067)

Other Income and (Expenses)
Income from equity investments in real estate	159	-	416,762	-
Other expense	(135,125)	-	(135,125)	-
Interest expense	(75,576)	(9,257)	(75,576)	(9,257)

	(210,542)	(9,257)	206,061	(9,257)

Loss from operations before income taxes	(2,259,677)	(734,502)	(2,480,555)	(1,454,324)
Provision for income taxes	(81,628)	-	(81,628)	-

Net Loss	(2,341,305)	(734,502)	(2,562,183)	(1,454,324)
Loss attributable to noncontrolling interests	337,312	-	337,312	-

Net Loss Attributable to CWI Stockholders	$(2,003,993)	$(734,502)	$(2,224,871)	$(1,454,324)

Basic and Diluted Loss Per Share	$(0.27)	$(0.34)	$(0.35)	$(1.13)

Basic and Diluted Weighted Average Shares Outstanding	7,326,712	2,167,745	6,330,633	1,292,264

Distributions Declared Per Share	$0.1500	$0.1000	$0.2500	$0.2000

See Notes to Consolidated Financial Statements.

CWI 6/30/2012 10-Q — 3

CAREY WATERMARK INVESTORS INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Loss	$(2,341,305)	$(734,502)	$(2,562,183)	$(1,454,324)
Other Comprehensive Income
Change in unrealized gain on derivative instrument	3,670	-	3,670	-

	3,670	-	3,670	-

Comprehensive Loss	(2,337,635)	(734,502)	(2,558,513)	(1,454,324)

Amounts Attributable to Noncontrolling Interests
Net loss	337,312	-	337,312	-

Comprehensive loss attributable to noncontrolling interests	337,312	-	337,312	-

Comprehensive Loss Attributable to CWI Stockholders	$(2,000,323)	$(734,502)	$(2,221,201)	$(1,454,324)

See Notes to Consolidated Financial Statements.

CWI 6/30/2012 10-Q — 4

CAREY WATERMARK INVESTORS INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

Six Months Ended June 30, 2012 and the Year Ended December 31, 2011

	Shares	Common Stock	Additional Paid-In Capital	Distributions in Excess of Accumulated Losses	Accumulated Other Comprehensive Income	Treasury Stock	Total CWI Stockholders	Noncontrolling Interest	Total
Balance at January 1, 2011	23,222	$23	$208,977	$(297,888)	$-	$-	$(88,888)	$185,625	$96,737
Net loss				(711,857)			(711,857)		(711,857)
Shares issued, net of offering costs	4,760,301	4,761	42,063,634				42,068,395		42,068,395
Reallocation of contributions from noncontrolling interest			185,625				185,625	(185,625)	-
Stock-based compensation	8,000	8	137,820				137,828		137,828
Distributions declared ($0.4000 per share)				(1,046,913)			(1,046,913)		(1,046,913)

Balance at December 31, 2011	4,791,523	4,792	42,596,056	(2,056,658)	-	-	40,544,190	-	40,544,190

Net loss				(2,224,871)			(2,224,871)	(337,312)	(2,562,183)
Shares issued, net of offering costs	3,726,977	3,697	32,614,930				32,618,627		32,618,627
Contributions from noncontrolling interests							-	1,408,118	1,408,118
Shares issued under share incentive plans	3,447	3					3		3
Stock-based compensation	4,000	4	118,680				118,684		118,684
Distributions declared ($0.2500 per share)				(1,447,470)			(1,447,470)		(1,447,470)
Other comprehensive income:
Change in unrealized gain on derivative instruments					3,670		3,670		3,670
Repurchase of shares	(2,000)					(18,000)	(18,000)		(18,000)

Balance at June 30, 2012	8,523,947	$8,496	$75,329,666	$(5,728,999)	$3,670	$(18,000)	$69,594,833	$1,070,806	$70,665,639

See Notes to Consolidated Financial Statements.

CWI 6/30/2012 10-Q — 5

CAREY WATERMARK INVESTORS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2012	2011
Cash Flows — Operating Activities
Net loss	$(2,562,183)	$(1,454,324)
Adjustments to net loss:
Depreciation and amortization	85,025	-
Loss from equity investments in real estate in excess of distributions received	199,841	-
Amortization of deferred financing costs	9,702	-
Unrealized loss on derivative	129,600	-
Stock-based compensation expense	118,687	94,638
Increase in due to affiliates	956,945	233,080
Net changes in other operating assets and liabilities	591,917	308,637

Net cash used in operating activities	(470,466)	(817,969)

Cash Flows — Investing Activities
Distributions received from equity investments in excess of equity income	473,489	-
Acquisition of hotels	(28,676,382)	-
Purchase of equity interests	-	(20,466,041)
Increase in restricted cash	(3,553,024)	-

Net cash used in investing activities	(31,755,917)	(20,466,041)

Cash Flows — Financing Activities
Distributions paid	(974,603)	(40,908)
Withholding on restricted stock units	(18,855)	-
Proceeds from mortgage financing	18,930,581	-
Deferred financing costs	(428,624)	-
Proceeds from issuance of shares, net of issuance costs	32,008,631	26,832,028
Purchase of treasury stock	(18,000)	-
Proceeds from loans from affiliate	-	4,000,000
Repayment of notes payable to affiliate	-	(4,000,000)

Net cash provided by financing activities	49,499,130	26,791,120

Change in Cash and Cash Equivalents During the Period
Net increase in cash and cash equivalents	17,272,747	5,507,110
Cash and cash equivalents, beginning of period	8,030,723	332,989

Cash and cash equivalents, end of period	$25,303,470	$5,840,099

Noncash investing and financing activities
Noncash financing activities - offering costs paid by the advisor, advance offering costs	$609,995	$520,642

Noncash financing activities - issuance of noncontrolling interest	$1,408,118	$-

See Notes to Consolidated Financial Statements.

CWI 6/30/2012 10-Q — 6

CAREY WATERMARK INVESTORS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business

Organization

Carey Watermark Investors Incorporated (together with its consolidated subsidiaries, “CWI”, “we”, “us”, or “our”) is a publicly owned, non-listed Real Estate Investment Trust (“REIT”) formed as a Maryland corporation in March 2008 for the purpose of acquiring, owning, disposing of and, through our advisor, managing and seeking to enhance the value of, interests in lodging and lodging related properties primarily in the United States (“U.S.”). We conduct substantially all of our investment activities and own all of our assets through CWI OP, LP, our “Operating Partnership.” We are a general partner and a limited partner and own a 99.985% capital interest in the Operating Partnership. Carey Watermark Holdings, LLC (“Carey Watermark Holdings”), which is owned indirectly by W. P. Carey & Co. LLC (“W. P. Carey”) and Watermark Capital Partners, LLC (“Watermark Capital Partners”), holds a special general partner interest in the Operating Partnership. We began operations on March 3, 2011, when we reached the minimum offering amount of $10,000,000.

We are managed by our advisor, Carey Lodging Advisors, LLC (“CLA”), a related party. Our advisor manages our overall portfolio, including providing oversight and strategic guidance to the independent property operators that manage our properties. The subadvisor, CWA, LLC, a subsidiary of Watermark Capital Partners, provides services to the advisor primarily relating to acquiring, managing, financing and disposing of our assets and overseeing the independent property operators that manage the day-to-day operations of our properties. In addition, the subadvisor provides us with the services of our chief executive officer during the term of the subadvisory agreement, subject to the approval of our independent directors.

Public Offering

On September 15, 2010, our Registration Statement on Form S-11 (File No. 333-149899), covering an initial public offering of up to 100,000,000 shares of common stock at $10.00 per share, was declared effective under the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement also covers the offering of up to 25,000,000 shares of common stock at $9.50 pursuant to our distribution reinvestment plan. In June 2012, our initial public offering is being offered on a “best efforts” basis by Carey Financial, LLC, an affiliate of the advisor (“Carey Financial”), and other selected dealers. Our board of directors extended the primary offering for one year to September 15, 2013. If we file another registration statement prior to September 15, 2013 in order to sell additional shares, we could continue to sell shares in the ongoing primary offering until the earlier of March 16, 2014 or the effective date of the subsequent registration statement. Our board of directors may terminate the primary offering at any time. We intend to use the net proceeds of the offering to acquire, own and manage a portfolio of interests in lodging and lodging related properties. While our core strategy is focused on the lodging industry, we may also invest in other real estate property sectors. Since we began admitting stockholders on March 3, 2011 and through June 30, 2012, we raised $83,974,153, inclusive of reinvested distributions. It is unlikely that we will successfully sell the full number of shares registered.

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

CWI 6/30/2012 10-Q — 7

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

We performed an analysis of all of our subsidiary entities to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of our assessment, we have concluded that none of our subsidiaries is a VIE. All our subsidiaries are consolidated or accounted for as equity investments under the voting model.

We account for the capital interest held by Carey Watermark Holdings in the Operating Partnership as a noncontrolling interest. Carey Watermark Holdings’ special general partner interest entitles it to receive distributions of 10% of available cash generated by Operating Partnership operations, subject to certain limitations. In addition, in the event of the dissolution of the Operating Partnership, Carey Watermark Holdings will be entitled to receive distributions of up to 15% of net proceeds, provided certain return thresholds are met for the initial investors in the Operating Partnership. During the second quarter of 2011, we reallocated $185,625 of noncontrolling interest contributions to the general partner’s additional paid in capital, in accordance with Accounting Standards Codification Topic 810-10-45-23, Equity Method and Joint Ventures. As a result of issuing additional shares, and thereby the Operating Partnership issuing additional units, we have reallocated our equity accounts in accordance with GAAP. Based on the terms of the Operating Partnership agreement and that the initial investors are not yet earning their minimal return, the non-controlling interest representing Carey Watermark Holding’s interest in the Operating Partnership has absorbed the operating losses to the extent of its original investment, and accordingly, no further losses were allocated to Carey Watermark Holdings.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Revenues from operations of the hotels are recognized when services are provided. Revenues consist of room sales, food and beverage sales, and other hotel revenues, such as parking, telephone, and gift shop sales.

Restricted Cash

Restricted cash consists primarily of amounts escrowed pursuant to the terms of our purchase agreements to fund planned renovations and improvements, property taxes, insurance and normal replacements of furniture, fixtures and equipment at our hotels. Also included in Restricted cash are funds held in an interest bearing account by UMB bank relating to shares sold until the time that the funds are transferred into our bank account.

Deferred Franchise Fees

Deferred franchise fees represent franchise application fees with the hotel franchisors, which are being amortized over the term of the respective franchise agreements. The franchise license for the Hampton Inn Boston/Braintree (the “Hampton Inn”) was obtained on May 31, 2012 and $58,850 is being amortized over its 10-year term. The franchise license for the Hilton Garden Inn New Orleans French Quarter Venture (the “Hilton Garden Inn”) was obtained on June 8, 2012 for $72,250 and is being amortized over its 15-year

CWI 6/30/2012 10-Q — 8

Notes to Consolidated Financial Statements

term. At June 30, 2012, the unamortized balance of these arrangements was $130,610. During the three and six months ended June 30, 2012, we recognized amortization expense related to these arrangements of $490 within Sales and marketing expense.

Deferred Financing Costs

Deferred financing costs represent costs to obtain mortgage financing. We amortize these charges over the term of the related mortgage. Such amortization is included in Interest expense.

Other Assets

We include prepaid expenses, hotel inventories, syndication costs, deposits, deferred franchise fees and deferred financing costs in Other assets.

Purchase Price Allocation

Under current authoritative accounting guidance, we determine whether a transaction or other event is a business combination, which requires that the assets acquired and the liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method of accounting. We record our investments in hotel properties based on the fair value of the identifiable assets acquired, intangible assets acquired, liabilities assumed and any noncontrolling interest in the acquired entity, as well as recognizing and measuring goodwill or a gain from a bargain purchase at the acquisition date. Assets are recorded at fair value and allocated to Land, Hotel buildings, Hotel building improvements, and Furniture, fixtures and equipment using appraisals and valuations performed by management and independent third parties. Fair values are based on the exit price (i.e. the price that would be received in an orderly transaction to sell an asset or transfer a liability between market participants at the measurement date). We evaluate several factors, including market data for similar assets, expected cash flows discounted at risk adjusted rates and replacement cost for the assets to determine an appropriate exit cost when evaluating the fair value of our assets. We immediately expense acquisition-related costs and fees associated with business combinations.

Depreciation

We compute depreciation of hotels and related improvements using the straight-line method over the estimated useful lives of the properties (limited to 40 years for buildings and ranging from four years up to the remaining life of the building at the time of addition for building improvements) and furniture, fixtures and equipment (generally two to ten years). We compute depreciation using the straight-line method over their estimated useful lives.

Derivative Instruments

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. For cash flow hedges, any ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

Note 3. Agreements and Transactions with Related Parties

Agreements with the Advisor and Subadvisor

We have an advisory agreement with the advisor to perform certain services for us, including managing the offering and our overall business, identification, evaluation, negotiation, purchase and disposition of lodging related properties and the performance of certain administrative duties. The agreement that is currently in place is scheduled to expire on September 30, 2012 unless renewed pursuant to its terms. The advisor has entered into a subadvisory agreement with the subadvisor, whereby the advisor pays 20% of the fees earned under the advisory agreement to the subadvisor. The advisor also has an arrangement with the subadvisor whereby the subadvisor provides personnel services to us.

CWI 6/30/2012 10-Q — 9

Notes to Consolidated Financial Statements

The following tables present a summary of fees we paid and expenses we reimbursed to the advisor, subadvisor and other affiliates in accordance with the agreements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Amounts included in expenses:
Asset management fees	$104,592	$32,420	$187,069	$32,420
Acquisition fees	871,040	-	871,040	-
Loan refinancing fee	36,535	-	36,535	-
Personnel reimbursements	201,706	88,210	388,123	236,841
Interest expense	-	9,257	-	9,257

	$1,213,873	$129,887	$1,482,767	$278,518

Other transaction fees incurred:
Acquisition fees capitalized	$-	$1,085,206	$-	$1,085,206
Selling commissions and dealer manager fees	2,258,481	1,522,714	3,355,862	2,912,816
Offering costs	484,054	309,961	719,458	520,643

	$2,742,535	$2,917,881	$4,075,320	$4,518,665

			June 30, 2012	December 31, 2011
Amounts payable to affiliates:
Organization and offering costs due to the advisor			$721,030	$942,578
Excess operating expenses due from the advisor			-	(681,565)
Other amounts due to the advisor			224,630	149,854
Due to Carey REIT II			45,500	45,500
Due to Carey Financial			34,673	-

			$1,025,833	$456,367

Amounts due from affiliates:
Asset management fee due from investee			$63,750	$-
General and administrative expenses due from investees			11,074	194,003

			$74,824	$194,003

Asset Management Fees and Loan Refinancing Fees

We pay the advisor an annual asset management fee equal to 0.50% of the aggregate average market value of our investments. The advisor is also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property as well as a loan refinancing fee of up to 1% of a refinanced loan, if certain conditions described in the prospectus for our offering dated April 30, 2012 (the “Prospectus”) are met. Asset management fees incurred during the three and six months ended June 30, 2012 were paid in shares of our common stock. At June 30, 2012, the advisor owned 0.44% of our outstanding common stock.

Acquisition Fees

The advisor receives acquisition fees of 2.5% of the total investment cost of the properties acquired and loans originated by us, not to exceed 6% of the aggregate contract purchase price of all investments and loans. Included in our cost to acquire our interests in the hotel properties described in Notes 4 and 5 are acquisition fees paid to our advisor of $871,040 during the six months ended June 30, 2012, which were expensed, and $1,085,206 during 2011, which were capitalized.

Personnel Reimbursements

Pursuant to the subadvisory agreement, the advisor reimburses the subadvisor for personnel costs and other charges. We have also granted restricted stock units (“RSUs”) to employees of the subadvisor pursuant to the 2010 Equity Incentive Plan (Note 10). The

CWI 6/30/2012 10-Q — 10

Notes to Consolidated Financial Statements

subadvisor also provides us with the services of Mr. Michael G. Medzigian, our chief executive officer, during the term of the subadvisory agreement, subject to the approval of our board of directors.

Interest Expense

As part of our investments in the joint ventures described in Note 5, on May 4, 2011, a subsidiary of W. P. Carey provided us with a $4,000,000 loan at a rate of the 30-day London inter-bank offered rate (“LIBOR”) plus 2.5%. This note was repaid in full on June 6, 2011, its maturity date.

Selling Commissions and Dealer Manager Fees

We have a dealer manager agreement with Carey Financial, whereby Carey Financial receives a selling commission of up to $0.70 per share sold and a dealer manager fee of up to $0.30 per share sold, a portion of which may be re-allowed to the selected broker dealers.

Organization and Offering Costs

Pursuant to the advisory agreement, upon reaching the minimum offering amount of $10,000,000 on March 3, 2011, we became obligated to reimburse the advisor for all organization and offering costs incurred in connection with our offering, up to a maximum amount (excluding selling commissions and the dealer manager fee described above) of 2% of the gross proceeds of our offering and distribution reinvestment plan. Through June 30, 2012, the advisor has incurred organization and offering costs on our behalf of approximately $73,598 and $5,223,998, respectively. However, at June 30, 2012, we were only obligated to pay $1,662,035 of these costs because of the 2% limitation described below, of which $721,030 were payable to the advisor as of that date.

Excess Operating Expenses

In December 2011, we charged $681,565 back to the advisor for excess operating expenses pursuant to our advisory agreement. The full amount outstanding at December 31, 2011 was reimbursed by the advisor in February 2012. The agreement provides that for any four trailing quarters (with quoted variables as defined in the advisory agreement) “operating expenses” may not exceed the greater of 2% of “average invested assets” or 25% of our “adjusted net income.” We may, however, become liable for these costs in the future, if our results improve or our invested assets increase substantially.

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

Agreements with Investees

Through the middle of May 2012, we were entitled to receive an annual asset management fee in connection with our Hyatt French Quarter Venture. For the three and six months ended June 30, 2012 we earned asset management fees from the Hyatt French Quarter Venture of $11,250 and $63,750, respectively. The asset management agreement was terminated in May, 2012.

CWI 6/30/2012 10-Q — 11

Notes to Consolidated Financial Statements

Note 4. Net Investment in Hotels

Net investment in hotels, which consists of our hotel operations at cost, is summarized as follows:

	June 30, 2012	December 31, 2011
Hotels	$25,849,515	$-
Land	3,054,556	-
Furniture, fixtures & equipment	1,180,429	-
Less: Accumulated depreciation	(85,025)	-

	$29,999,475	$-

Hampton Inn

On May 31, 2012, we completed the acquisition of the Hampton Inn from NMG-Braintree, LLC, an unaffiliated third party, for $12,500,000. The 4-story, 103-room select service hotel is located in Braintree, Massachusetts. The hotel is managed by StepStone Hospitality. In connection with this acquisition, we expensed acquisition costs of $601,571, including acquisition fees of $383,941 paid to CLA. In addition, as part of our franchise agreement with Hampton Inn we are required to make renovations to the hotel. Accordingly, we have committed to make renovations of $1,869,419 that are expected to be completed in early 2013. We also obtained a mortgage on the property of up to $9,800,000 (Note 8), which had availability at June 30, 2012 to finance this commitment.

Hilton Garden Inn

On June 8, 2012, we obtained a controlling interest in the Hilton Garden Inn New Orleans French Quarter/CBD venture. The non-controlling interest is held by HRI Properties (“HRI”), the former property owner. The 155-room select service hotel is located in New Orleans, Louisiana. The hotel is managed by HRI Lodging, Inc., an affiliate of HRI. We acquired an 87.56% controlling interest in the venture for a capital contribution of $9,910,000. Our investment was made in the form of a preferred equity interest that carries a cumulative preferred dividend of 8.5% per year and is senior to HRI’s equity interest. The noncontrolling interest is based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period. The venture, which we consolidate, acquired the property for $17,584,500 and expensed acquisition costs of $786,027, including acquisition fees of $487,099 paid to CLA. The venture also obtained a non-recourse mortgage in the amount of $11,000,000 (Note 8). In addition, as part of its franchise agreement with Hilton Garden Inn, we are required to make renovations to the hotel. Accordingly, our subsidiary placed $3,553,024 into lender-held escrow accounts primarily to fund our commitment for the renovations, which are expected to be completed by September 2013.

The following tables present a summary of assets acquired in these business combinations, each at the date of acquisition, and revenues and earnings thereon, since the date of acquisition through June 30, 2012:

	Hampton Inn	Hilton Garden Inn
Assets acquired at fair value:
Land	$1,516,045	$1,538,511
Hotel building	10,370,167	15,201,260
Hotel building improvements	255,833	22,255
Furniture, fixtures and equipment	357,955	822,474

	12,500,000	17,584,500
Noncontrolling interest at fair value	-	(1,408,118)

	$12,500,000	$16,176,382

	For the Period from
	May 31, 2012 through June 30, 2012	June 8, 2012 through June 30, 2012
Revenues	$392,808	$453,512

Net income	$113,058	$66,148

CWI 6/30/2012 10-Q — 12

Notes to Consolidated Financial Statements

Note 5. Equity Investments in Real Estate

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

Earnings for our equity method investments are recognized in accordance with each respective investment agreement and, where applicable, based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period. Under the conventional approach, an investor applies its percentage ownership interest to the venture’s net income to determine the investor’s share of the earnings or losses of the venture. This approach is difficult to use if the venture’s capital structure gives different rights and priorities to its investors as it is difficult to describe an investor’s interest in a venture simply as a specified percentage. As we have priority returns on our investments, we follow the hypothetical liquidation at book value method in determining our share of the ventures’ earnings or losses for the reporting period as this method better reflects our claim on the ventures’ book value at the end of each reporting period. Due to our preferred interests, we are not responsible for, and will not reflect, losses to the extent our partners continue to have equity in the investments.

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

We acquired a 49% interest in this venture (the “Long Beach Venture”) with assets totaling $43,642,044, which includes our allocable share of the Long Beach Venture’s debt of $22,851,003, a capital contribution of $19,699,086 and an acquisition fee of $1,085,206 paid to the advisor as well as other transaction costs. On the date of our acquisition, the Long Beach Venture’s total capitalization, including partner equity and debt, was approximately $88,000,000. We have the right, subject to certain conditions, to increase our ownership in the Long Beach Venture to 50%. Our investment was financed in part by a $4,000,000 loan from a subsidiary of W. P. Carey, which was repaid in full at maturity on June 6, 2011. Our investment was made in the form of a preferred equity interest that carries a cumulative preferred dividend of 9.5% per year and is senior to Ensemble’s equity interest. During the three and six months ended June 30, 2012, we received cash distributions totaling $200,000 and $593,114, respectively. These cash distributions represent our equity earnings based on the hypothetical liquidation at book value model for the respective periods, except for $225,000, which we received in the first quarter of 2012 representing a return of capital. At June 30, 2012, the carrying amount of this investment was $20,241,041.

Both properties are subject to existing mortgage financing. The debt on the Hotel Maya, which was refinanced in June 2012, is a three-year $15,000,000 mortgage that bears interest at LIBOR plus 2.5% per year and has a maturity date of July 1, 2015. The interest rate on this obligation is effectively capped at 4.5% through an interest rate hedge (Note 7). The loan is interest only for the first three years and has a 30-year amortization period thereafter. The financing on the Residence Inn is a 10-year, $31,875,000 mortgage that bears interest at 7.25% per year and has a maturity date of September 1, 2017. The Long Beach Venture is a guarantor of the mortgage financing on the Hotel Maya. Ensemble has agreed to be responsible for, and has indemnified us regarding, any and all amounts due under the guarantee. At June 30, 2012, the aggregate outstanding principal balance of these obligations was $46,320,034.

Hyatt French Quarter Venture

On September 6, 2011, we completed a joint venture investment with HRI, the owner of the leasehold interests in the Chateau Bourbon Hotel, an upscale full-service hotel located in the French Quarter of New Orleans, Louisiana, and an adjacent parking garage. The property also includes approximately 20,000 square feet of leasable commercial space. Effective May 15, 2012, the hotel operates as the Hyatt French Quarter Hotel.

We acquired an approximate 80% interest in the joint venture (the “Hyatt French Quarter Venture”) with assets totaling $31,300,000, which includes our commitment related to our allocable share of the Hyatt French Quarter Venture’s debt and a capital contribution of $12,300,000. We paid an acquisition fee to our advisor in the amount of $857,072. The Hyatt French Quarter Venture’s expected project funding, including partner equity and debt, is approximately $45,700,000. Our investment was made in the form of a preferred equity interest that carries a cumulative preferred dividend of 8.5% per year and is senior to HRI’s equity interest. The Hyatt French Quarter Venture is subject to joint control and, therefore, we use the equity method to account for this investment. During the three

CWI 6/30/2012 10-Q — 13

Notes to Consolidated Financial Statements

and six months ended June 30, 2012, we recognized equity (losses) earnings of $(199,841) and $60,106, respectively, related to this venture. However, due to our preferred return rights, during the same periods we received distributions of $248,489 and $508,436, respectively. At June 30, 2012, the carrying amount of our investment in this venture was $12,551,257.

As of June 30, 2012, the property was subject to $23,800,000 of debt financing, consisting of a non-amortizing $22,800,000 mortgage with a fixed annual interest rate of 11.5% and maturity date of September 2, 2014 and a $1,000,000 non-recourse unsecured community development loan from the State of Louisiana with a fixed annual interest rate of 1.0% and maturity date of September 1, 2018. Our investment was financed in part by a $2,000,000 loan from a subsidiary of W. P. Carey, which was repaid in full as of October 6, 2011.

The following tables present combined summarized financial information of our investment entities. Amounts provided are the total amounts attributable to the venture properties and do not represent our proportionate share:

			June 30, 2012	December 31, 2011
Assets			$123,172,063	$122,813,857
Liabilities			(85,508,373)	(82,722,295)

Members’ equity			$37,663,690	$40,091,562

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011 (a)	2012	2011 (a)
Revenues	$9,435,612	$844,586	$16,340,740	$844,586
Expenses	(9,407,731)	(1,913,746)	(17,646,909)	(1,913,746)

Net income (loss)	$27,881	$(1,069,160)	$(1,306,169)	$(1,069,160)

(a)	Represents revenues and expenses since each venture’s respective acquisition date

Note 6. Fair Value Measurements

Under current authoritative accounting guidance for fair value measurements, the fair value of an asset is defined as the exit price, which is the amount that would either be received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including interest rate caps and swaps; and Level 3, for securities that do not fall into Level 1 or Level 2 and for which little or no market data exists, therefore requiring us to develop our own assumptions.

Derivative Liability — Our derivative liability is an interest rate swap. This derivative instrument was measured at fair value using readily observable market inputs, such as quotations on interest rates. This derivative instrument was classified as Level 2 as it is a custom, over-the-counter contract that is not traded in an active market.

The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis. Assets and liabilities presented below exclude assets and liabilities owned by equity method investments:

		Fair Value Measurements at June 30, 2012 Using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivative liability	$125,930	$-	$125,930	$-

CWI 6/30/2012 10-Q — 14

Notes to Consolidated Financial Statements

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the three and six months ended June 30, 2012 and 2011. Gains and losses (realized and unrealized) included in earnings are reported in Other expense in the consolidated statements of operations.

Our other financial instruments had the following carrying values and fair values:

		June 30, 2012		December 31, 2011
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Limited and non-recourse debt	3	$18,930,581	$18,930,581	$-	$-

We determined the estimated fair value of our debt using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral taking into account the collateral, the credit quality of the company, the time until maturity, and the current interest rate. We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both June 30, 2012 and December 31, 2011.

Note 7. Risk Management and Use of Derivative Financial Instruments

Portfolio Concentration Risk

We have a limited number of investments, which are exposed to concentrations within the lodging industry and within the limited geographic areas in which we have invested to date, specifically: two hotels in New Orleans, Louisiana, two hotels in Long Beach, California, and one hotel in Braintree, Massachusetts.

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are primarily subject to interest rate risk on our interest-bearing assets and liabilities. Market risk includes changes in the value of our properties and related loans as well as changes in the value of our other investments due to changes in interest rates or other market factors.

Use of Derivative Financial Instruments

When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates. We have not entered, and do not plan to enter into, financial instruments for trading or speculative purposes. In addition to derivative instruments that we entered into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts, which are considered to be derivative instruments. The primary risks related to our use of derivative instruments are that a counterparty to a hedging arrangement could default on its obligation or that the credit quality of the counterparty may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction. While we seek to mitigate these risks by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be creditworthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities.

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

The following table sets forth certain information regarding our derivative instrument:

Derivatives Designated as Hedging Instruments		Liability Derivatives Fair Value at
	Balance Sheet Location	June 30, 2012	December 31, 2011
Interest rate swap	Accounts payable, accrued expenses and other liabilities	$125,930	$-

CWI 6/30/2012 10-Q — 15

Notes to Consolidated Financial Statements

The following tables present the impact of our derivative instrument on the consolidated financial statements:

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2012	2011	2012	2011
Interest rate swap	$3,670	$-	$3,670	$-

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
Interest rate swap	Other expense	$(135,170)	$-	$(135,170)	$-

See below for information on our purposes for entering into derivative instruments and for information on derivative instruments owned by unconsolidated investments, which are excluded from the tables above.

Interest Rate Swap

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of the loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged. An interest rate cap limits the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.

In May 2012 we entered into a rollercoaster interest rate swap, that is a swap with a notional principal that will vary with the notional amount of the debt, to hedge the interest rate risk associated with the mortgage on our Hampton Inn property (Note 8). This instrument was not initially designated for hedge accounting. We subsequently designated this instrument for hedge accounting in June 2012. The interest rate swap that we had outstanding at June 30, 2012 was designated as a cash flow hedge and is summarized as follows:

Instrument	Type	Notional Amount	Effective Interest Rate	Effective Date	Expiration Date	Fair Value at June 30, 2012
1-Month LIBOR	Rollercoaster swap	$7,930,581	5.0%	5/2012	5/2015	$125,930

The interest rate cap, which was attributable only to the variable portion of related debt, that our Long Beach Venture had outstanding at June 30, 2012 was designated as a cash flow hedge and is summarized as follows:

Description	Ownership Interest at June 30, 2012	Type	Notional Amount	Cap Rate	Effective Date	Expiration Date	Fair Value at June 30, 2012
1-Month LIBOR	49.0%	Interest rate cap	$15,000,000	2.0%	7/2012	7/2015	$19,368

Note 8. Debt

Hampton Inn Mortgage

We acquired the Hampton Inn property through a wholly-owned, taxable real estate investment trust subsidiary, or TRS, subject to a mortgage in the amount of up to $9,800,000, of which $7,930,581 was drawn at June 30, 2012. The mortgage has an initial 36-month term plus options for two 12-month extensions and a maturity date of May 31, 2015. The interest rate is fixed at 5.0% for the first 36 months through an interest rate swap agreement (Note 7). The loan is interest-only for the first 12 months and has a 25-year amortization period thereafter. We capitalized $230,300 of deferred financing costs related to this mortgage. This loan is limited recourse to us because we have guaranteed the loan to our wholly-owned TRS with certain limitations. Our guarantee is limited to the mortgage holder’s damages, including costs and attorney’s fees under certain conditions, such as an event of fraud, misrepresentation, failure to timely cure defaults under the borrowing agreement, failure to pay tax or maintain adequate insurance or the loss of the

CWI 6/30/2012 10-Q — 16

Notes to Consolidated Financial Statements

collateral property due to criminal or negligent acts. Our guarantee is without limitation in the event that the TRS enters any form of bankruptcy, including assignments for the benefit of creditors.

Pursuant to the mortgage loan agreement, we and our wholly-owned TRS are subject to various operational covenants and the following financial covenants:

—

we are required to deposit into a lender-held escrow account the greater of 4% of the Hampton Inn’s gross operating revenue or the actual amount of reserves required for furniture, fixture and equipment under the Hampton Inn – Braintree franchise agreement or the management agreement;

—	we must maintain a debt service coverage ratio of 1.15 to 1.20 representing the ratio of cash available for debt servicing to interest, principal and lease payments beginning on December 31, 2013;
—	we must maintain a net worth of at least $25,000,000; and
—	we must maintain unrestricted cash on hand of not less than $5,000,000.

We were in compliance with these covenants at June 30, 2012.

Hilton Garden Inn Mortgage

We acquired the Hilton Garden Inn property through a wholly-owned TRS subject to a non-recourse mortgage in the amount of $11,000,000. The mortgage requires monthly principal and interest payments beginning August 1, 2012 and has a 30-year amortization period thereafter. The interest rate is fixed at 5.3% and the maturity date is July 1, 2019. We capitalized $198,324 of deferred financing costs related to this mortgage.

Pursuant to the mortgage loan agreement, our wholly-owned subsidiary is subject to certain operational and financial covenants. The primary financial covenants require that our subsidiary:

—	maintain a debt service coverage ratio of 1.25:1 beginning on June 30, 2013; and
—

deposit into a restricted cash account, reserves for furniture, fixtures and equipment beginning January 1, 2013 in the amount of 2% of the monthly gross revenue of the property, and increasing to 4% of the monthly gross revenue beginning July 1, 2014 and thereafter.

Debt Maturities

Scheduled debt principal payments during each of the next five calendars years following June 30, 2012 and thereafter are as follows:

Years Ending December 31,	Total
2012 (remainder)	$58,146
2013	248,679
2014	356,869
2015	7,796,090
2016	173,024
Thereafter through 2019	10,297,773

Total	$18,930,581

Note 9. Commitments and Contingencies

At June 30, 2012, we were not involved in any material litigation. In addition, various claims and lawsuits may arise against us in the normal course of business. The results of such proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

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

CWI 6/30/2012 10-Q — 17

Notes to Consolidated Financial Statements

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

Certain of our hotel franchise agreements require us to make planned renovations to our properties (Note 4). Accordingly, we have placed $3,181,027 into escrow to fund our obligation related to the Hilton Garden Inn. We also have a commitment to make renovations of $1,869,419 to the Hampton Inn.

Note 10. Stock-Based Compensation

2010 Equity Incentive Plan and Directors Incentive Plan — 2010 Incentive Plan

We maintain the 2010 Equity Incentive Plan, which authorizes the issuance of shares of our common stock to our officers and officers and employees of the subadvisor, who perform services on our behalf, and to non-director members of the investment committee through stock-based awards. The 2010 Equity Incentive Plan provides for the grant of RSUs and dividend equivalent rights. We also maintain the Directors Incentive Plan — 2010 Incentive Plan, which authorizes the issuance of shares of our common stock to our independent directors. The Directors Incentive Plan — 2010 Incentive Plan provides for the grant of RSUs and dividend equivalent rights. A maximum of 4,000,000 awards may be granted, in the aggregate, under these two plans, of which 3,923,800 shares remain available for future grants at June 30, 2012.

We issued 1,000 RSUs to each of our four independent directors during the three months ended June 30, 2012, with a market price of $10.00 per unit, which vested immediately. We also made similar awards to the same individuals aggregating 4,000 RSUs during each of the first and second quarters of 2011. During the three months ended June 30, 2012, we issued 29,700 RSUs to employees of our subadvisor, which vest over three years. During the first and third quarters of 2011, we issued similar awards to employees of our subadvisor of 16,000 RSUs and 18,500 RSUs, respectively. For the three and six months ended June 30, 2012, we recognized stock-based compensation expense of $90,886 and $118,687, respectively, associated with these awards. For the three and six months ended June 30, 2011, we recognized stock-based compensation expense of $53,481 and $94,638, respectively, associated with these awards.

We have not recognized any income tax benefit in earnings for our share-based compensation arrangements since the inception of these two plans.

Note 11. Pro Forma Financial Information

The following consolidated pro forma financial information has been presented as if the business combinations that we completed and the new financing that we obtained, since January 1, 2012 and through June 30, 2012, had occurred on January 1, 2011 for the three and six months ended June 30, 2012 and 2011. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Pro forma total revenues	$3,209,644	$3,032,265	$5,992,927	$5,742,887

Pro forma net loss	(652,133)	(474,464)	(832,774)	(2,593,394)
Less: Net (income) loss attributable to noncontrolling interest	(29,923)	68,430	59,845	462,459

Pro forma net loss attributable to CWI stockholders	$(682,056)	$(406,034)	$(772,929)	$(2,130,935)

Pro forma loss per share:
Net loss attributable to CWI stockholders	$(0.08)	$(0.05)	$(0.09)	$(0.25)

The pro forma weighted average shares outstanding for the three and six months ended June 30, 2012 and 2011 totaled 8,523,947 shares and were determined as if all shares issued since our inception through June 30, 2012 were issued on January 1, 2011. The pro forma financial information excludes our July 9, 2012 acquisition (Note 12).

CWI 6/30/2012 10-Q — 18

Notes to Consolidated Financial Statements

Note 12. Subsequent Event

On July 9, 2012, we completed the acquisition of a 97.35% interest in Lake Arrowhead Resort & Spa from Fulton Village Green Investors, LLC, an unaffiliated third party. The 173-room lakefront resort is located in Lake Arrowhead, California. Our cash investment in the property is approximately $8,345,000. We also paid an acquisition fee of $633,872 to the advisor. Total funding for the investment, including debt but excluding the acquisition fee, was $26,700,000. A $3,700,000 renovation is expected to be completed in early 2013. We were required to place $1,200,000 in a lender escrow account to fund these renovations. The remainder of the renovations will be funded through existing equity maintained in a CWI controlled account. The hotel is managed by Crescent Hotels & Resorts, an independent, third-party operator of hotels and resorts.

The property is subject to a mortgage with a maturity date of July 1, 2015. The mortgage agreement allows early settlement at any time prior to maturity upon 60 days notice with no penalty at a discounted amount of up to $18,000,000 comprised of a discounted payoff of $16,000,000 and a lender participation payment of $2,000,000, provided there is no uncured event of default under the loan agreement. The annual interest rate is 3% the first year, 4% the second year and 6% thereafter, and is calculated on the discounted payoff amount of $16,000,000. The non-discounted principal balance of the debt is $27,400,000.

We are currently evaluating the purchase price allocation following the acquisition. It is not practicable to disclose the preliminary purchase price allocation or unaudited consolidated pro forma financial information given the short period of time between the acquisition date and the issuance of these interim consolidated financial statements.

CWI 6/30/2012 10-Q — 19

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

Business Overview

We are a publicly owned, non-listed REIT that invests primarily in lodging and lodging-related properties. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions to our stockholders and other factors. We conduct substantially all of our investment activities and own all of our assets through the Operating Partnership. We were formed in 2008 and are managed by the advisor. We are a general partner and a limited partner of, and own a 99.985% capital interest in, the Operating Partnership. Carey Watermark Holdings, which is owned indirectly by W. P. Carey and Watermark Capital Partners, holds a special general partner interest of 0.015% in the Operating Partnership. Through the date of this Report, we have made five investments in six hotels.

Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$846,320	$-	$846,320	$-
Income from equity investments in real estate	159	-	416,762	-
Net (loss) attributable to CWI Stockholders	(2,003,993)	(734,502)	(2,224,871)	(1,454,324)
Cash flow (used in) operating activities			(470,466)	(817,969)
Distributions paid	533,468	-	974,603	40,908

Supplemental financial measures:
Modified funds from (used in) operations	487,531	(523,536)	(335,875)	(870,363)
Adjusted cash flow (used in) operating activities			(1,545,839)	(1,359,686)

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

We began operations in March 2011. For the three and six months ended June 30, 2012, we incurred net losses attributable to CWI stockholders of $2,003,993 and $2,224,871, respectively, compared to net losses of $734,502 and $1,454,324, respectively, for the prior year periods. Our current year period results reflect acquisition expenses related to our investment activity. Our Modified funds from (used in) operations, which excludes non-cash charges and acquisition costs as described under “Supplemental Financial Measures” below, was $487,531 and $(335,875), respectively, for the three and six months ended June 30, 2012, compared to $(523,536) and $(870,363), respectively, for the prior year periods.

For the six months ended June 30, 2012 and 2011, cash flow used in operating activities was $470,466 and $817,969, respectively, and adjusted cash flow used in operations was $1,545,839 and $1,359,686, respectively, primarily due to the net losses generated in the respective periods.

CWI 6/30/2012 10-Q — 20

Significant Developments

Acquisitions

In May and June 2012, we acquired controlling interests in two hotel properties: the Hampton Inn and the Hilton Garden Inn, respectively (Note 4). In July 2012, we acquired a controlling interest in the Lake Arrowhead Resort & Spa property (Note 12).

Public Offering

In June 2012, our board of directors extended our primary offering for one year to September 15, 2013. If we file another registration statement prior to September 15, 2013 in order to sell additional shares, we could continue to sell shares in the ongoing primary offering until the earlier of March 16, 2014 or the effective date of the subsequent registration statement. Our board of directors may terminate the primary offering at any time.

Since the beginning of our offering in September 2010, we have raised $83,974,153 through June 30, 2012, inclusive of reinvested distributions.

Changes in Management

On July 17, 2012, W. P. Carey announced that Mark J. DeCesaris had informed W. P. Carey of his intention to resign as our Chief Financial Officer and as Chief Financial Officer of W. P. Carey. Mr. DeCesaris plans to remain in those positions, maintaining his responsibilities and assisting in the recruitment of a new Chief Financial Officer, until the transition of his duties is complete. W. P. Carey’s board of directors also appointed Mr. DeCesaris to serve as a director, effective as of July 17, 2012.

Quarterly Distributions

Our second quarter 2012 daily distribution was $0.0016483 per share, comprised of $0.0013736 per day payable in cash and $0.0002747 per day payable in shares of CWI’s common stock, which equates to $0.60 per share on an annualized basis and was paid on July 16, 2012 to stockholders of record on each day during the second quarter.

Our third quarter 2012 daily distribution is $0.0016304 per share, comprised of $0.0013587 per day payable in cash and $0.0002717 per day payable in shares of CWI’s common stock, which equates to $0.60 per share on an annualized basis and will be paid on or about October 15, 2012 to stockholders of record on each day during the third quarter.

Current Trends

Lodging Fundamentals

Industry analysts have reported that the U.S. hotel industry had increases in the second quarter of 2012 for three key performance metrics. For the second quarter of 2012, in year-over-year measurements the industry’s occupancy increased 4.0% from 61.1% to 63.6%, average daily rate rose 3.9% from $101.93 to $105.91, and revenue per available room (“RevPAR”) increased by 8.0% from $62.39 to $67.38. Despite continuing global economic concerns as of the date of this Report, hotel operators and industry analysts maintain that key performance indicators show no sign of a slowdown.

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

Investor Capital Inflows

Investor capital inflows for non-listed REITs overall declined 8.5% during the three months ended June 30, 2012 compared to the three months ended March 31, 2012.

CWI 6/30/2012 10-Q — 21

During the three months ended June 30, 2012, we raised offering proceeds, inclusive of reinvested distributions, of $24,501,175 compared to $12,010,860 for the three months ended March 31, 2012, an increase of 104.0%. Our advisor continues to expand the number of broker-dealers selling our shares, which we believe will further improve funding.

Results of Operations

We are a newly formed company and have a limited operating history. We are dependent upon proceeds received from our offering to conduct our activities. Our results of operations for the periods presented include the revenues and expenses of the Hampton Inn and Hilton Garden Inn hotels since their acquisition dates on May 31, 2012 and June 8, 2012, respectively. The results of our Long Beach Venture and our Hyatt French Quarter Venture are reflected as equity earnings since their acquisition dates on May 5, 2011 and September 6, 2011, respectively. The capital required to purchase any property will be obtained from the offering proceeds and from any mortgage indebtedness that we may incur in connection with the acquisition of any property or thereafter.

Hotel Revenues

For the periods from acquisition through June 30, 2012, our Hampton Inn and Hilton Garden Inn hotels had RevPAR of $125.37 and $104.03, respectively, and occupancy rates of 90.6% and 82.9%, respectively. Room revenues of $758,227 were comprised of $387,371 and $370,856 for both the three and six months ended June 30, 2012 from the Hampton Inn and Hilton Garden Inn, respectively. Food and beverage income of $41,495 for the same periods was derived from the Hilton Garden Inn. Other hotel income of $46,598 was comprised of $5,437 and $41,161 from the Hampton Inn and Hilton Garden Inn, respectively.

Other Real Estate Income

For the three and six months ended June 30, 2012, other real estate income resulted from asset management fee income from our Hyatt French Quarter Venture in the amount of $11,250 and $63,750, respectively. There was no such income during the corresponding 2011 periods.

Hotel Expenses

Hotel expenses for both the three and six months ended June 30, 2012 totaled $587,904 and were incurred by the Hampton Inn and Hilton Garden Inn hotels since their acquisition dates. Hampton Inn expenses for both the three and six months ended June 30, 2012 were $258,950, resulting in a hotel-level operating profit of $133,858. Hilton Garden Inn expenses for both the three and six months ended June 30, 2012 were $328,954, resulting in a hotel-level operating profit of $124,558.

General and Administrative Expenses

For the three and six months ended June 30, 2012 as compared to the same periods in 2011, general and administrative expenses increased by $1,521,384 and $1,409,066, respectively, primarily due to an increase in acquisition costs of $1,439,729 and $1,265,149, respectively, attributable to the acquisitions of the Hampton Inn and Hilton Garden Inn hotels and other prospective investments (Note 4).

Property Expenses

For the three and six months ended June 30, 2012, property expenses were $104,592 and $187,069, respectively. For both the three and six months ended June 30, 2011, property expenses were $32,420. Property expenses represent asset management fees paid to the advisor, which increased as a result of our acquisition activity because such fees are based on the value of total assets under management.

Income from Equity Investments in Real Estate

Income from equity investments in real estate represents earnings from our equity investments recognized in accordance with each respective investment agreement and, where applicable, based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period. Under current authoritative accounting guidance for investments in unconsolidated ventures, we are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds fair value and is determined to be other than temporary.

CWI 6/30/2012 10-Q — 22

For the three and six months ended June 30, 2012, income from our equity investments in real estate was $159 and $416,762, respectively. There was no income or loss from equity investments for the respective prior year periods reflecting activity from each investment’s date of acquisition in 2011 (Note 5).

For the three and six months ended June 30, 2012, income from our Long Beach Venture was $200,000 and $368,114, respectively. There was no activity for the prior year period as this venture was acquired in May 2011. For the three and six months ended June 30, 2012, our Long Beach Venture had RevPAR of $177.15 and $159.44, respectively, and occupancy rates of 78.3% and 76.1%, respectively.

For the three and six months ended June 30, 2012, the (loss) income from our Hyatt French Quarter Venture was $(199,841) and $48,648, respectively. There was no activity for the prior year period as this venture was acquired in September 2011. For the three and six months ended June 30, 2012, our Hyatt French Quarter Venture had RevPAR of $128.75 and $83.41, respectively, and occupancy rates of 64.1% and 53.7%, respectively, reflecting reduced activity primarily during the first quarter due to the renovations that were recently completed in May 2012.

Other Expense

For both the three and six months ended June 30, 2012, Other expense was $135,125, primarily representing unrealized losses related to our interest rate swap prior to its designation as a hedge.

Interest Expense

For both the three and six months ended June 30, 2012, interest expense was $75,576, comprised of $35,023 and $40,553 related to the Hampton Inn and the Hilton Garden Inn mortgages, respectively (Note 8). Interest expense of $9,257 for each of the prior year periods was related to the $4,000,000 loan from the advisor (Note 3).

Net Loss

For the three and six months ended June 30, 2012, the resulting net loss was $2,341,305 and $2,562,183, respectively, compared to $734,502 and $1,454,324, respectively, for the three and six months ended June 30, 2011.

Loss Attributable to Noncontrolling Interest

For the three and six months ended June 30, 2012, the loss attributable to the noncontrolling interest in the Hilton Garden Inn venture was $337,312 (Note 4).

Net Loss Attributable to CWI Stockholders

For both the three and six months ended June 30, 2012, the resulting net loss attributable to Carey Watermark stockholders was $2,003,993 and $2,224,871, respectively, compared to $734,502 and $1,454,324, respectively, for the three and six months ended June 30, 2011.

Modified Funds from (Used in) Operations (MFFO)

MFFO is a non-GAAP measure we use to evaluate our business. For a definition of MFFO and a reconciliation to net loss, see Supplemental Financial Measures below. For the three and six months ended June 30, 2012, Modified funds from (used in) operations was $487,531 and $(335,875), respectively, compared to $(523,536) and $(870,363), respectively, for the three and six months ended June 30, 2011. MFFO improved during the 2012 periods as compared to the 2011 periods primarily due to income earned from properties acquired during the second quarter of 2012 and increased distributions from our equity investments.

Financial Condition

We are raising capital from the sale of our common stock in our initial public offering and expect to use such proceeds to acquire, own, dispose of and manage and seek to enhance the value of interests in lodging and lodging-related properties. After investing capital raised through our initial public offering, which was recently extended by our Board of Directors for one year until September 15, 2013, we expect our primary source of operating cash flow to be generated from cash flow from our investments. We expect that these cash flows will fluctuate period to period due to a number of factors, which may include, among other things, the occupancy rate of our properties and the success of our investment strategy.

CWI 6/30/2012 10-Q — 23

Despite these fluctuations, we believe our investments will generate sufficient cash from operations to meet our short-term and long-term liquidity needs. However, as we continue to raise capital, it may be necessary to use cash raised in our initial public offering to fund our operating activities.

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

Sources and Uses of Cash During the Period

We intend to use the cash flow generated from hotel operations to meet our operating expenses, service debt and fund distributions to stockholders. Our cash flows fluctuate from period to period due to a number of factors, which may include, among other things, the timing of purchases of real estate, the timing and characterization of distributions from equity investments in lodging properties and seasonality in the demand for our lodging properties. Despite these fluctuations, we believe that as we continue to invest the proceeds of our offering, we will generate sufficient cash from operations and from our equity investments to meet our short-term and long-term liquidity needs. We may also use existing cash resources and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities

During the six months ended June 30, 2012, cash used in operating activities was $470,466. This cash outflow was primarily due to our net loss of $2,562,183, which included non-cash charges of $343,014 and a loss from equity investment in excess of distributions received of $199,841 related to the Hyatt French Quarter Venture. Cash losses were partially offset by cash funding from affiliates of $956,945 and changes in other assets and liabilities of $591,917.

Investing Activities

During the six months ended June 30, 2012, we used $28,676,382 comprised of $12,500,000 and $16,176,382 to acquire the Hampton Inn and the Hilton Garden Inn hotels, respectively (Note 4). We also placed $3,553,024 into escrow primarily to fund our renovation commitments for the Hilton Garden Inn hotel. We received cash of $473,489 representing distributions in excess of our equity earnings of $225,000 and $248,489 from the Long Beach Venture and the Hyatt French Quarter Venture, respectively (Note 5).

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2012 was $49,499,130, primarily as a result of raising funds through the issuance of shares of our common stock in our initial public offering of $32,008,631, net of issuance costs. We obtained mortgage financing totaling $18,930,581, comprised of $7,930,581 and $11,000,000 for the Hampton Inn and the Hilton Garden Inn hotels, respectively. These inflows were partially offset by cash distributions paid to stockholders of $974,603 and payments of deferred financing costs of $428,624.

Our objectives are to generate sufficient cash flow over time to provide stockholders with increasing distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. From inception through June 30, 2012, we have declared distributions to stockholders totaling $2,494,383, which were comprised of distributions of $1,097,721 paid to our stockholders in cash and $1,396,662 of distributions reinvested by stockholders in shares of our common stock pursuant to our distribution reinvestment plan. We have funded all of these distributions from the proceeds of our public offering.

CWI 6/30/2012 10-Q — 24

Adjusted Cash Used in Operations (ACFO)

ACFO is a non-GAAP measure we use to evaluate our business. For a definition of ACFO and reconciliation to cash flow from operating activities, see Supplemental Financial Measures below. Our Adjusted cash used in operations for the six months ended June 30, 2012 was $1,545,839 compared to $1,359,686 for the six months ended June 30, 2011.

Cash Resources

At June 30, 2012, our cash resources consisted of cash and cash equivalents totaling $25,303,470. Our cash resources may be used to fund future investments and can be used for working capital needs, debt service and other commitments.

Cash Requirements

During the remainder of 2012, we expect that cash payments will include paying distributions to our stockholders, making scheduled debt payments, reimbursing the advisor for costs incurred on our behalf and paying normal recurring operating expenses. We expect to continue to use funds raised from our initial public offering as well as distributions from our ventures to invest in new properties and to make cash distributions to stockholders for the foreseeable future.

Our consolidated investments and unconsolidated ventures have no balloon payments until 2014.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our off-balance sheet arrangements and other contractual obligations at June 30, 2012 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Limited and non-recourse debt - Principal	$18,930,581	$132,291	$8,244,408	$347,705	$10,206,177
Interest on borrowings	5,154,772	980,013	1,935,802	1,118,299	1,120,658
Due to affiliate (a)	4,356,591	234,868	4,121,723	-	-
Capital commitments (b)	5,338,968	-	5,338,968	-	-

	$33,780,912	$1,347,172	$19,640,901	$1,466,004	$11,326,835

(a)	Represents amounts advanced by the advisor for organization and offering costs subject to a limitation of 2% of offering proceeds under the advisory agreement. At June 30, 2012, subject to the 2% limitation, we are obligated to pay the advisor $721,030.
(b)	Capital commitments represent our renovation commitments under franchise agreements at our consolidated subsidiaries (Note 9).

Equity Investments

We have investments in two unconsolidated investments. Summarized financial information for these ventures and our ownership interest in the ventures at June 30, 2012 is presented below. Summarized financial information provided represents the total amounts attributable to the ventures and does not represent our proportionate share:

	At June 30, 2012
Venture	Ownership Interest	Total Assets	Total Third-Party Debt	Maturity Dates
LBHP - Ensemble Partners, LLC	49%	$74,467,477	$46,320,034	2/2014 and 9/2017
CWI - HRI French Quarter Hotel Property LLC	80%	48,704,586	23,800,000	9/2014 and 9/2018

		$123,172,063	$70,120,034

Subsequent Events

On July 9, 2012, we completed the acquisition of a 97.35% interest in Lake Arrowhead Resort & Spa from Fulton Village Green Investors, LLC, an unaffiliated third party. The 173-room lakefront resort is located in Lake Arrowhead, California. Our cash investment in the property is approximately $8,345,000. We also paid an acquisition fee of $633,872 to the advisor. Total funding for the investment, including debt but excluding the acquisition fee, was $26,700,000. A $3,700,000 renovation is expected to be completed in early 2013. We were required to place $1,200,000 in a lender escrow account to fund these renovations. The remainder of the

CWI 6/30/2012 10-Q — 25

renovations will be funded through existing equity maintained in a CWI controlled account. The hotel is managed by Crescent Hotels & Resorts, an independent, third-party operator of hotels and resorts.

The property is subject to a mortgage with a maturity date of July 1, 2015. The mortgage agreement allows early settlement at any time prior to maturity upon 60 days notice with no penalty at a discounted amount of up to $18,000,000 comprised of a discounted payoff of $16,000,000 and a lender participation payment of $2,000,000, provided there is no uncured event of default under the loan agreement. The annual interest rate is 3% the first year, 4% the second year and 6% thereafter, and is calculated on the discounted payoff amount of $16,000,000. The non-discounted principal balance of the debt is $27,400,000.

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

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, impairment charges on real estate and depreciation and amortization; and after adjustments for unconsolidated partnerships and jointly owned investments. Adjustments for unconsolidated partnerships and jointly owned investments are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.

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

CWI 6/30/2012 10-Q — 26

The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. As disclosed in the Prospectus, we intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets or another similar transaction) within six years following the offering date. Thus, we do not intend to continuously purchase assets and intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and once essentially all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and most of our acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; where applicable, payments of loan principal made by our equity investees accounted for under the hypothetical liquidation model where such payments reduce our income from equity investments in real estate, nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and jointly-owned investments, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we retain an outside consultant to review all our hedging agreements. In as much as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such infrequent gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred

CWI 6/30/2012 10-Q — 27

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

CWI 6/30/2012 10-Q — 28

FFO and MFFO were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(2,003,993)	$(734,502)	$(2,224,871)	$(1,454,324)
Depreciation and amortization of real property	85,025	-	85,025	-

FFO — as defined by NAREIT	(1,918,968)	(734,502)	(2,139,846)	(1,454,324)

Adjustments:
Preferred liquidation less than (in excess of) operating cash distribution (a)	508,189	-	(279,398)	-
Acquisition expenses (b)	1,673,265	157,485	1,830,523	489,323
Other non-cash charges	226,056	53,481	253,857	94,638
Realized gains on foreign currency, derivatives and other (c)	(1,011)	-	(1,011)	-

Total adjustments	2,406,499	210,966	1,803,971	583,961

MFFO	$487,531	$(523,536)	$(335,875)	$(870,363)

(a)	Effective April 1, 2012, we adjust for the distributions received from our preferred interest in our unconsolidated jointly-owned real estate investments to the extent that they differ from the operating cash flow generated by each property, as this cash does not represent the sustainability of our operating performance. Under GAAP, we follow the hypothetical liquidation at book value method to recognize net income and do not reflect losses to the extent our partners continue to have equity in the investments. As MFFO is a measure of sustainable operating performance by the non-listed REIT industry, we adjust for charges related to the unconsolidated jointly-owned real estate investments’ GAAP structure that do not impact the operating performance of each property. There were no such adjustments for the three or six months ended June 30, 2011.
(b)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.
(c)	Management believes that adjusting for fair value adjustments for derivatives provides useful information because such fair value adjustments are based on market fluctuations and may not be directly related or attributable to our operations.

Adjusted Cash Flow from Operating Activities (ACFO)

ACFO refers to our cash flow from operating activities (as computed in accordance with GAAP) adjusted, where applicable, primarily to: add cash distributions that we receive from our investments in unconsolidated jointly-owned real estate investments in excess of our equity income; subtract cash distributions that we make to our noncontrolling partners in jointly-owned real estate investments that we consolidate; and eliminate changes in working capital. We hold a number of interests in jointly-owned real estate investments, and we believe that adjusting our GAAP cash flow provided by operating activities to reflect these actual cash receipts and cash payments, as well as eliminating the effect of timing differences between the payment of certain liabilities and the receipt of certain receivables in a period other than that in which the item is recognized, may give investors additional information about our actual cash flow that is not incorporated in cash flow from operating activities as defined by GAAP.

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

CWI 6/30/2012 10-Q — 29

The following summarizes our cash flows for all periods presented:

	Six Months Ended June 30,
	2012	2011
Cash flow used in operating activities	$(470,466)	$(817,969)

Cash flow used in investing activities	$(31,755,917)	$(20,466,041)

Cash flow provided by financing activities	$49,499,130	$26,791,120

Adjusted cash flow used in operating activities was as follows:

	Six Months Ended June 30,
	2012	2011
Cash flow used in operating activities	$(470,466)	$(817,969)
Adjustments related to equity investments:
Add: Distributions received from equity investments in real estate in excess of equity income, net	473,489	-
Less: Distributions received from equity investments in real estate in excess of equity income — attributable to financing activities	-	-

Distributions received from equity investments in real estate in excess of equity income —attributable to financing activities (a)	473,489	-
Adjustments related to changes in working capital: (b)
Net changes in other assets and liabilities	(1,548,862)	(541,717)

Adjusted cash flow used in operating activities	$(1,545,839)	$(1,359,686)

Distributions declared (c)	$1,447,470	$40,908

(a)	Cash flow used in operating activities on a GAAP basis does not include distributions that we receive from equity investments in excess of our equity income. All such excess distributions, including our share of distributions of property-level cash flows in excess of operating income, are reported as cash flows provided by investing activities in our statement of cash flows. In calculating ACFO, we make an adjustment to our reported cash flow provided by operating activities to add such distributions to the extent they relate to our pro rata share of property-level operating income, after deducting any portion of such distributions attributable to the financing or investment activities of the underlying jointly-owned investment.
(b)	Cash flow used in operating activities on a GAAP basis includes adjustments to reflect the impact of the “net changes in other operating assets and liabilities”. We make adjustments to cash flow provided by operating activities to incorporate changes between reporting periods in other assets and liabilities as we believe that these adjustments better reflect cash generated from core operations.
(c)	For the six months ended June 30, 2012 and 2011, 100% of distributions were sourced from offering proceeds. Distribution coverage based on GAAP net income was 0% from inception through June 30, 2012 and 0% for the six months ended June 30, 2012.

While we believe that ACFO is an important supplemental measure, it should not be considered an alternative to cash flow from operating activities as a measure of liquidity. This non-GAAP measure should be used in conjunction with cash flow from operating activities as defined by GAAP. ACFO, or similarly titled measures disclosed by other REITs, may not be comparable to our ACFO measure.

CWI 6/30/2012 10-Q — 30

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. Our investments currently have debt obligations with fixed interest rates or with rates that are effectively fixed with interest rate swap arrangements. We currently have no foreign operations and are not exposed to foreign currency fluctuations. We have a limited number of investments, which are exposed to concentrations within the lodging industry and within the limited geographic areas in which we have invested to date, specifically: two hotels in New Orleans, Louisiana, two hotels in Long Beach, California, and one hotel in Braintree, Massachusetts.

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2012, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2012 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

For the three months ended June 30, 2012, we issued 8,836 shares of common stock to the advisor as consideration for asset management fees. These shares were issued at $10.00 per share, which represents our offering price. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

CWI 6/30/2012 10-Q — 31

Use of Proceeds

We intend to use the net proceeds of the offering to acquire, own and manage a portfolio of interests in lodging and lodging related properties. The use of proceeds from our initial public offering of common stock, which commenced in March 2011 pursuant to a registration statement (No. 333-149899) that was declared effective in September 2010, was as follows at June 30, 2012:

Shares registered	100,000,000
Aggregate price of offering amount registered	$1,000,000,000
Shares sold	8,349,336
Aggregated offering price of amount sold	$83,101,760
Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(6,926,675)
Direct or indirect payments to others	(2,497,359)

Net offering proceeds to the issuer after deducting expenses	73,677,726
Purchases of real estate related assets	(62,142,010)

Temporary investments in cash and cash equivalents	$11,535,716

Issuer Purchases of Equity Securities

During the second quarter of 2012, we received requests to redeem 2,000 shares of our common stock, which were all redeemed in the second quarter of 2012.

2012 Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or program
April	-	-	N/A	N/A
May	-	-	N/A	N/A
June	2,000	$9.00	N/A	N/A

Total	2,000

CWI 6/30/2012 10-Q — 32

Item 6. Exhibits

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
10.1

Purchase and Sale Agreement, dated as of March 19, 2012, by and between NMG-Braintree, LLC and CWI Braintree Hotel, LLC. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 6, 2012)

10.2

Limited Liability Company Operating Agreement of CWI-HRI New Orleans CBD Hotel, LLC, dated as of June 8, 2012, by and between CWI New Orleans CBD Hotel, LLC and Eleventh Floor Lodging, LLC. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 14, 2012)

10.3

Contribution Agreement, dated as of July 9, 2012, by and between CWI Lake Arrowhead Resort, LLC and Fulton Village Green Investors, LLC. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 13, 2012)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Carey Watermark Investors Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Equity for the six months ended June 30, 2012 and the year ended December 31, 2011, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.*

*             Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

CWI 6/30/2012 10-Q — 33

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Carey Watermark Investors Incorporated

Date: August 13, 2012	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Chief Financial Officer
(Principal Financial Officer)

Date: August 13, 2012	By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Accounting Officer
(Principal Accounting Officer)

CWI 6/30/2012 10-Q — 34

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
10.1

Purchase and Sale Agreement, dated as of March 19, 2012, by and between NMG-Braintree, LLC and CWI Braintree Hotel, LLC. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 6, 2012)

10.2

Limited Liability Company Operating Agreement of CWI-HRI New Orleans CBD Hotel, LLC, dated as of June 8, 2012, by and between CWI New Orleans CBD Hotel, LLC and Eleventh Floor Lodging, LLC. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 14, 2012)

10.3

Contribution Agreement, dated as of July 9, 2012, by and between CWI Lake Arrowhead Resort, LLC and Fulton Village Green Investors, LLC. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 13, 2012)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Carey Watermark Investors Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Equity for the six months ended June 30, 2012 and the year ended December 31, 2011, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.*

*            Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.