Form 10-Q
period 2012-09-30
Carey Watermark Investors Inc
filed 2012-11-13
CIK 1430259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑                                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Registrant has 13,750,017 shares of common stock, $0.001 par value, outstanding at November 8, 2012.

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

CWI 9/30/2012 10-Q — 1

PART I

Item 1. Financial Statements

CAREY WATERMARK INVESTORS INCORPORATED

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2012	December 31, 2011
Assets
Investments in real estate:
Hotels, at cost	$55,245,800	$-
Accumulated depreciation	(620,662)	-
Net investments in hotels	54,625,138	-
Equity investments in real estate	32,820,570	33,465,628
Net investments in real estate	87,445,708	33,465,628
Cash and cash equivalents	41,540,616	8,030,723
Due from affiliates	89,597	194,003
Intangible assets, net	20,966	-
Accounts receivable	655,523	-
Restricted cash	5,901,921	-
Other assets	1,858,785	84,728
Total assets	$137,513,116	$41,775,082

Liabilities and Equity
Liabilities:
Limited-recourse and non-recourse debt	$36,683,081	$-
Accounts payable, accrued expenses and other liabilities	3,490,882	333,390
Due to affiliates	727,287	456,367
Distributions payable	1,222,045	441,135
Total liabilities	42,123,295	1,230,892
Commitments and contingencies (Note 9)
Equity:
CWI stockholders’ equity:
Common stock $0.001 par value; 300,000,000 shares authorized; 11,178,315 and 4,791,523 shares issued and outstanding, respectively	11,104	4,792
Additional paid-in capital	98,082,469	42,596,056
Distributions in excess of accumulated losses	(3,205,840)	(2,056,658)
Accumulated other comprehensive loss	(32,992)	-
Less, treasury stock at cost, 23,112 and 0 shares, respectively	(228,064)	-
Total CWI stockholders’ equity	94,626,677	40,544,190
Noncontrolling interests	763,144	-
Total equity	95,389,821	40,544,190
Total liabilities and equity	$137,513,116	$41,775,082

See Notes to Consolidated Financial Statements.

CWI 9/30/2012 10-Q — 2

CAREY WATERMARK INVESTORS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Hotel Revenue
Rooms	$3,869,022	$-	$4,627,249	$-
Food and beverage	1,356,893	-	1,398,388	-
Other hotel income	641,889	-	688,487	-
	5,867,804	-	6,714,124	-
Other Revenue
Other real estate income	-	-	63,750	-
	5,867,804	-	6,777,874	-
Operating Expenses
Hotel Expenses
Rooms	(1,069,555)	-	(1,254,008)	-
Food and beverage	(1,093,449)	-	(1,097,496)	-
Operating expenses	(391,243)	-	(427,665)	-
Repairs and maintenance	(281,992)	-	(315,910)	-
Utilities	(333,541)	-	(373,422)	-
Sales and marketing	(496,690)	-	(593,280)	-
Management fees	(92,538)	-	(103,341)	-
General and administrative	(545,633)	-	(604,389)	-
Depreciation and amortization	(535,996)	-	(621,021)	-
Property taxes and insurance	(274,584)	-	(312,592)	-
	(5,115,221)	-	(5,703,124)	-

Other Operating Expenses
Acquisition-related expenses	(995,402)	(10,645)	(2,825,925)	(499,968)
Management expenses	(170,232)	(81,592)	(479,302)	(318,433)
Corporate general and administrative expenses	(505,368)	(287,900)	(1,187,488)	(974,383)
Asset management fees	(171,378)	(67,405)	(358,447)	(99,825)
	(1,842,380)	(447,542)	(4,851,162)	(1,892,609)

Other Income and Expenses
Income from equity investments in real estate	928,272	535,344	1,345,034	535,344
Other income	220,000	-	84,875	-
Bargain purchase gain	3,809,441	-	3,809,441	-
Interest expense	(483,629)	(328)	(559,205)	(9,585)
	4,474,084	535,016	4,680,145	525,759
Income (loss) from operations before income taxes	3,384,287	87,474	903,733	(1,366,850)
Provision for income taxes	(174,135)	-	(255,763)	-

Net Income (Loss)	3,210,152	87,474	647,970	(1,366,850)
Loss attributable to noncontrolling interests	535,072	-	872,384	-
Net Income (Loss) Attributable to CWI Stockholders	$3,745,224	$87,474	$1,520,354	$(1,366,850)

Basic and Diluted Earnings (Loss) Per Share	$0.38	$0.02	$0.20	$(0.67)

Basic and Diluted Weighted Average Shares Outstanding	9,837,051	3,482,524	7,508,313	2,030,126

Distributions Declared Per Share	$0.1500	$0.1000	$0.4000	$0.3000

See Notes to Consolidated Financial Statements.

CWI 9/30/2012 10-Q — 3

CAREY WATERMARK INVESTORS INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income (Loss)	$3,210,152	$87,474	$647,970	$(1,366,850)
Other Comprehensive Loss
Change in unrealized loss on derivative instrument	(36,662)	-	(32,992)	-
	(36,662)	-	(32,992)	-
Comprehensive Income (Loss)	3,173,490	87,474	614,978	(1,366,850)

Amounts Attributable to Noncontrolling Interests
Net loss	535,072	-	872,384	-
Comprehensive loss attributable to noncontrolling interests	535,072	-	872,384	-

Comprehensive Income (Loss) Attributable to CWI Stockholders	$3,708,562	$87,474	$1,487,362	$(1,366,850)

See Notes to Consolidated Financial Statements.

CWI 9/30/2012 10-Q — 4

CAREY WATERMARK INVESTORS INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

For the Nine Months Ended September 30, 2012 and the Year Ended December 31, 2011

				Distributions	Accumulated
			Additional	in Excess of	Other
		Common	Paid-In	Accumulated	Comprehensive	Treasury	Total CWI	Noncontrolling
	Shares	Stock	Capital	Losses	Loss	Stock	Stockholders	Interests	Total
Balance at January 1, 2011	23,222	$23	$208,977	$(297,888)	$-	$-	$(88,888)	$185,625	$96,737
Net loss				(711,857)			(711,857)		(711,857)
Shares issued, net of offering costs	4,760,301	4,761	42,063,634				42,068,395		42,068,395
Reallocation of contributions from noncontrolling interest			185,625				185,625	(185,625)	-
Stock-based compensation	8,000	8	137,820				137,828		137,828
Distributions declared ($0.4000 per share)				(1,046,913)			(1,046,913)		(1,046,913)
Balance at December 31, 2011	4,791,523	4,792	42,596,056	(2,056,658)	-	-	40,544,190	-	40,544,190
Net income (loss)				1,520,354			1,520,354	(872,384)	647,970
Shares issued, net of offering costs	6,361,070	6,287	55,313,817				55,320,104		55,320,104
Contributions from noncontrolling interests							-	1,635,528	1,635,528
Shares issued under share incentive plans	3,447	3					3		3
Stock-based compensation	4,000	4	172,596				172,600		172,600
Stock dividend	18,275	18					18		18
Distributions declared ($0.4000 per share)				(2,669,536)			(2,669,536)		(2,669,536)
Other comprehensive loss:
Change in unrealized loss on derivative instruments					(32,992)		(32,992)		(32,992)
Repurchase of shares	(23,112)					(228,064)	(228,064)		(228,064)
Balance at September 30, 2012	11,155,203	$11,104	$98,082,469	$(3,205,840)	$(32,992)	$(228,064)	$94,626,677	$763,144	$95,389,821

See Notes to Consolidated Financial Statements.

CWI 9/30/2012 10-Q — 5

CAREY WATERMARK INVESTORS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
Cash Flows — Operating Activities
Net income (loss)	$647,970	$(1,366,850)
Adjustments to net income (loss):
Depreciation and amortization	621,021	-
Loss (income) from equity investments in real estate and (in excess of) distributions received	171,569	(65,344)
Issuance of shares to affiliate in satisfaction of fees due	36,384
Amortization of deferred financing costs	56,699	-
Amortization of fair market value of debt adjustment	22,500	-
Unrealized loss on derivative	135,170	-
Stock-based compensation expense	172,600	108,439
Bargain purchase gain	(3,809,441)	-
Increase in due to affiliates	816,171	23,240
Net changes in other operating assets and liabilities	142,099	185,549
Net cash used in operating activities	(987,258)	(1,114,966)

Cash Flows — Investing Activities
Distributions received from equity investments in excess of equity income	473,489	-
Acquisition of hotels	(29,176,382)	-
Purchase of equity interests	-	(33,465,628)
Capital expenditures	(377,037)	-
Funding of restricted cash	(5,574,844)	-
Net cash used in investing activities	(34,654,774)	(33,465,628)

Cash Flows — Financing Activities
Distributions paid	(1,888,608)	(259,283)
Contributions from noncontrolling interests	200,000	-
Withholding on restricted stock units	(18,855)	-
Proceeds from mortgage financing	18,930,581	-
Repayment of mortgage financing	(2,000,000)	-
Deferred financing costs	(688,624)	-
Proceeds from issuance of shares, net of issuance costs	54,635,431	35,402,436
Purchase of treasury stock	(18,000)	-
Proceeds from loans from affiliate	-	6,000,000
Repayment of notes payable to affiliate	-	(5,000,000)
Net cash provided by financing activities	69,151,925	36,143,153

Change in Cash and Cash Equivalents During the Period
Net increase in cash and cash equivalents	33,509,893	1,562,559
Cash and cash equivalents, beginning of period	8,030,723	332,989
Cash and cash equivalents, end of period	$41,540,616	$1,895,548

Noncash investing and financing activities
Noncash investing activities - accrued capital expenditures	$114,262	$-
Noncash financing activities - offering costs paid by the advisor, advance offering costs	$684,675	$708,046
Noncash financing activities - issuance of noncontrolling interest	$1,435,528	$-

(Continued)

CWI 9/30/2012 10-Q — 6

CAREY WATERMARK INVESTORS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Continued)

Non-cash investing and financing activities

On July 9, 2012, we acquired a 97.35% controlling interest in the Lake Arrowhead Resort (Note 4). This transaction consisted of the acquisition and assumption of certain assets and liabilities, respectively, as detailed in the table below.

Assets:
Net investments in hotels	$24,670,000
Intangible assets - in-place lease	21,325
Restricted cash	100,776
Other assets	144,788
Liabilities:
Fair value of non-recourse debt	(19,730,000)
Accounts payable, accrued expenses, and other liabilities	(870,038)
Non-cash contribution attributable to noncontrolling interest	(27,410)
Net assets acquired	4,309,441
Bargain purchase gain on acquisition	(3,809,441)
Cash paid on acquisition	$500,000

See Notes to Consolidated Financial Statements.

CWI 9/30/2012 10-Q — 7

CAREY WATERMARK INVESTORS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business

Organization

Carey Watermark Investors Incorporated (together with its consolidated subsidiaries, “CWI”, “we”, “us”, or “our”) is a publicly owned, non-listed Real Estate Investment Trust (“REIT”) formed as a Maryland corporation in March 2008 for the purpose of acquiring, owning, disposing of and, through our advisor, managing and seeking to enhance the value of, interests in lodging and lodging related properties primarily in the United States (“U.S.”). We conduct substantially all of our investment activities and own all of our assets through CWI OP, LP, our “Operating Partnership.” We are a general partner and a limited partner and own a 99.985% capital interest in the Operating Partnership. Carey Watermark Holdings, LLC (“Carey Watermark Holdings”), which is owned indirectly by W. P. Carey Inc. (“W. P. Carey”) and Watermark Capital Partners, LLC (“Watermark Capital Partners”), holds a special general partner interest in the Operating Partnership. We began operations on March 3, 2011, when we reached the minimum offering amount of $10,000,000.

We are managed by our advisor, Carey Lodging Advisors, LLC (“CLA”), a related party. Our advisor manages our overall portfolio, including providing oversight and strategic guidance to the independent hotel operators that manage our hotels. The subadvisor, CWA, LLC, a subsidiary of Watermark Capital Partners, provides services to the advisor primarily relating to acquiring, managing, financing and disposing of our hotels and overseeing the independent hotel operators that manage the day-to-day operations of our hotels. In addition, the subadvisor provides us with the services of our chief executive officer during the term of the subadvisory agreement, subject to the approval of our independent directors.

As of September 30, 2012, our portfolio was comprised of our full or partial ownership in six hotels with 1,062 guest rooms, located in the following markets: Lake Arrowhead, California; Long Beach, California; New Orleans, Louisiana; and Braintree, Massachusetts. On October 3, 2012, we acquired an ownership interest in a hotel in Atlanta, Georgia with 372 guest rooms.

Public Offering

On September 15, 2010, our Registration Statement on Form S-11 (File No. 333-149899), covering an initial public offering of up to 100,000,000 shares of common stock at $10.00 per share, was declared effective under the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement also covers the offering of up to 25,000,000 shares of common stock at $9.50 pursuant to our distribution reinvestment plan. Our initial public offering is being offered on a “best efforts” basis by Carey Financial, LLC, an affiliate of the advisor (“Carey Financial”), and other selected dealers. Our board of directors extended the primary offering for one year to September 15, 2013. If we file another registration statement prior to September 15, 2013 to sell additional shares, we could continue to sell shares in the ongoing primary offering until the earlier of March 16, 2014 or the effective date of the subsequent registration statement. Our board of directors may terminate the primary offering at any time. We intend to use the net proceeds of the offering to acquire, own and manage a portfolio of interests in lodging and lodging related properties. While our core strategy is focused on the lodging industry, we may also invest in other real estate property sectors. Since we began admitting stockholders on March 3, 2011 and through September 30, 2012, we raised $110,329,143, inclusive of reinvested distributions. It is unlikely that we will successfully sell the full number of shares registered.

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

CWI 9/30/2012 10-Q — 8

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

When we obtain an economic interest in an entity, we evaluate the entity to determine if it is a variable interest entity (“VIE”) and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement and other related contracts to determine whether the entity is considered a VIE under current authoritative accounting guidance and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of a VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.

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

We account for the capital interest held by Carey Watermark Holdings in the Operating Partnership as a noncontrolling interest. Carey Watermark Holdings’ special general partner interest entitles it to receive distributions of 10% of available cash generated by Operating Partnership operations, subject to certain limitations. In addition, in the event of the dissolution of the Operating Partnership, Carey Watermark Holdings will be entitled to receive distributions of up to 15% of net proceeds, provided certain return thresholds are met for the initial investors in the Operating Partnership. During the second quarter of 2011, we reallocated $185,625 of noncontrolling interest contributions to the general partner’s additional paid in capital, in accordance with Accounting Standards Codification Topic 810-10-45-23, Equity Method and Joint Ventures. As a result of issuing additional shares, and thereby the Operating Partnership issuing additional units, we have reallocated our equity accounts in accordance with GAAP. Based on the terms of the Operating Partnership agreement and that the initial investors are not yet earning their minimal return, the non-controlling interest representing Carey Watermark Holding’s interest in the Operating Partnership has absorbed the operating losses to the extent of its original investment, and accordingly, no further losses were allocated to Carey Watermark Holdings during the nine months ended September 30, 2012.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Hotel Revenue Recognition

Revenues from operations of the hotels are recognized when services are provided. Revenues consist of room sales, food and beverage sales, and other hotel revenues, such as parking, telephone, and gift shop sales.

Restricted Cash

Restricted cash consists primarily of amounts escrowed pursuant to the terms of our mortgage debt and purchase agreements to fund planned renovations and improvements, property taxes, insurance and normal replacements of furniture, fixtures and equipment at our hotels. Also included in Restricted cash are funds held in an interest bearing account by UMB Bank relating to the sale of our shares until the time that the funds are transferred into our bank account.

CWI 9/30/2012 10-Q — 9

Notes to Consolidated Financial Statements

Deferred Franchise Fees

Deferred franchise fees represent franchise application fees with the hotel franchisors, which are being amortized over the term of the respective franchise agreements. The franchise license for the Hampton Inn Boston/Braintree described in Note 4 (the “Hampton Inn”) was obtained on May 31, 2012 and $58,850 is being amortized over its 10-year term. The franchise license for the Hilton Garden Inn New Orleans French Quarter/CBD Venture described in Note 4 (the “Hilton Garden Inn”) was obtained on June 8, 2012 for $72,250 and is being amortized over its 15-year term. The franchise license for the Lake Arrowhead Resort Venture described in Note 4 (“Lake Arrowhead”) was obtained on July 9, 2012 for $60,000 and is being amortized over its 20-year term. At September 30, 2012, the unamortized balance of these arrangements was $186,783. During the three and nine months ended September 30, 2012, we recognized amortization expense related to these arrangements of $3,827 and $4,317, respectively, within Sales and marketing expense in the consolidated financial statements.

Deferred Financing Costs

Deferred financing costs represent costs to obtain mortgage financing. We amortize these charges over the term of the related mortgage. Such amortization is included in Interest expense. At September 30, 2012, the unamortized balance of our deferred financing costs was $631,925. During the three and nine months ended September 30, 2012, we recognized amortization expense related to these costs of $46,997 and $56,699, respectively, within Interest expense in the consolidated financial statements.

Intangible and Other Assets

We include prepaid expenses, hotel inventories, syndication costs, deposits, deferred franchise fees and deferred financing costs in Other assets. Intangible assets, net includes an in-place lease intangible of $21,325 for a cellular phone tower located on the property acquired in the Lake Arrowhead acquisition, which is being amortized over approximately 15 years (Note 4). At September 30, 2012, the unamortized balance of the in-place lease was $20,966.

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

CWI 9/30/2012 10-Q — 10

Notes to Consolidated Financial Statements

Note 3. Agreements and Transactions with Related Parties

Agreements with the Advisor and Subadvisor

We have an advisory agreement with the advisor to perform certain services for us, including managing the offering and our overall business, identification, evaluation, negotiation, purchase and disposition of lodging related properties and the performance of certain administrative duties. The agreement that is currently in effect was recently renewed for an additional year pursuant to its terms effective September 30, 2012. The advisor has entered into a subadvisory agreement with the subadvisor, whereby the advisor pays 20% of the fees earned under the advisory agreement to the subadvisor. The advisor also has an arrangement with the subadvisor whereby the subadvisor provides personnel services to us.

The following tables present a summary of fees we paid and expenses we reimbursed to the advisor, subadvisor and other affiliates in accordance with the agreements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Amounts included in the statements of operations:
Asset management fees	$171,378	$67,405	$358,447	$99,825
Acquisition fees	633,872	-	1,504,912	-
Loan refinancing fee	-	-	36,535	-
Personnel reimbursements	174,832	81,592	562,955	318,433
Interest expense	-	328	-	9,585
	$980,082	$149,325	$2,462,849	$427,843

Other transaction fees incurred:
Acquisition fees capitalized	$-	$699,587	$-	$1,784,793
Selling commissions and dealer manager fees	2,396,782	911,021	5,752,643	3,823,837
Offering costs	516,614	187,403	1,236,072	708,046
	$2,913,396	$1,798,011	$6,988,715	$6,316,676

			September 30, 2012	December 31, 2011
Amounts payable to affiliates:
Organization and offering costs due to the advisor			$402,777	$942,578
Excess operating expenses due from the advisor			-	(681,565)
Other amounts due to the advisor			257,039	149,854
Due to Carey REIT II			45,518	45,500
Due to Carey Financial			21,953	-
			$727,287	$456,367

Amounts due from affiliates:
Asset management fee due from investee			$63,750	$-
General and administrative expenses due from investees			25,847	194,003
			$89,597	$194,003

Asset Management Fees and Loan Refinancing Fees

We pay the advisor an annual asset management fee equal to 0.50% of the aggregate average market value of our investments. The advisor is also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property as well as a loan refinancing fee of up to 1% of a refinanced loan, if certain conditions described in the prospectus for our offering dated April 30, 2012 (the “Prospectus”) are met. Asset management fees incurred during the three and nine months ended September 30, 2012 were paid in shares of our common stock. At September 30, 2012, the advisor owned 52,941 shares (0.47%) of our outstanding common stock.

CWI 9/30/2012 10-Q — 11

Notes to Consolidated Financial Statements

Acquisition Fees

The advisor receives acquisition fees of 2.5% of the total investment cost of the properties acquired and loans originated by us, not to exceed 6% of the aggregate contract purchase price of all investments and loans. We expense acquisition-related costs and fees on acquisitions deemed to be business combinations and capitalize those costs on acquisitions deemed to be equity investments.

Personnel Reimbursements

Pursuant to the subadvisory agreement, the advisor reimburses the subadvisor for personnel costs and other charges. We have also granted restricted stock units (“RSUs”) to employees of the subadvisor pursuant to the 2010 Equity Incentive Plan (Note 10). The subadvisor also provides us with the services of Mr. Michael G. Medzigian, our chief executive officer, during the term of the subadvisory agreement, subject to the approval of our board of directors. Personnel reimbursements are included in Corporate general and administrative expenses in the consolidated financial statements.

Interest Expense

As part of our investments in the Long Beach Venture described in Note 5, on May 4, 2011, a subsidiary of W. P. Carey provided us with a $4,000,000 loan at a rate of the 30-day London inter-bank offered rate (“LIBOR”) plus 2.5%. This loan was repaid in full on June 6, 2011, its maturity date. The subsidiary of W. P. Carey also provided us with a $2,000,000 loan on September 6, 2011 at a rate of LIBOR plus 0.9% and a maturity date of October 17, 2011 in connection with the Hyatt French Quarter Venture described in Note 5. This loan was repaid in full on October 6, 2011.

Selling Commissions and Dealer Manager Fees

We have a dealer manager agreement with Carey Financial, whereby Carey Financial receives a selling commission of up to $0.70 per share sold and a dealer manager fee of up to $0.30 per share sold, a portion of which may be re-allowed to the selected broker dealers.

Organization and Offering Costs

Pursuant to the advisory agreement, upon reaching the minimum offering amount of $10,000,000 on March 3, 2011, we became obligated to reimburse the advisor for all organization and offering costs incurred in connection with our offering, up to a maximum amount (excluding selling commissions and the dealer manager fee described above) of 2% of the gross proceeds of our offering and distribution reinvestment plan. Through September 30, 2012, the advisor has incurred organization and offering costs on our behalf of approximately $73,598 and $6,683,645, respectively. However, at September 30, 2012, because of the 2% limitation described above, we were only obligated to pay $2,178,650 of these costs, of which $402,777 were payable to the advisor as of that date.

Excess Operating Expenses

In December 2011, we charged $681,565 back to the advisor for excess operating expenses pursuant to our advisory agreement. The full amount outstanding at December 31, 2011 was reimbursed by the advisor in February 2012. The agreement provides that for any four trailing quarters (with quoted variables as defined in the advisory agreement) “operating expenses” may not exceed the greater of 2% of “average invested assets” or 25% of our “adjusted net income.” We may, however, become liable for these costs in the future if our results improve or our invested assets increase substantially.

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

Other

Other amounts due to the advisor represent management fees payable and reimbursable expenses. Amounts due to Carey Financial represent selling commissions and dealer manager fees. Amounts due to Carey REIT II, Inc. represent directors’ fees paid on our behalf.

CWI 9/30/2012 10-Q — 12

Notes to Consolidated Financial Statements

Agreements with Investees

Through the middle of May 2012, we were entitled to receive an annual asset management fee in connection with our Hyatt French Quarter Venture. We earned asset management fees from the Hyatt French Quarter Venture of $63,750 through May 2012, at which time the asset management agreement was terminated.

Note 4. Net Investment in Hotels

Net investments in hotels, which consists of our hotel operations at cost, is summarized as follows:

	September 30, 2012	December 31, 2011
Buildings	$44,147,378	$-
Land	7,354,556	-
Furniture, fixtures & equipment	3,743,866	-
Hotels, at cost	55,245,800	-
Less: Accumulated depreciation	(620,662)	-
	$54,625,138	$-

Hampton Inn

On May 31, 2012, we completed the acquisition of the Hampton Inn from NMG-Braintree, LLC, an unaffiliated third party, for $12,500,000. The 4-story, 103-room select service hotel is located in Braintree, Massachusetts. The hotel is managed by StepStone Hospitality. In connection with this acquisition, we expensed acquisition costs of $601,571, including acquisition fees of $383,941 paid to CLA. In addition, as part of our franchise agreement with Hampton Inn we are required to make renovations to the hotel. Accordingly, we have committed to make renovations of $1,869,419 that are expected to be completed in early 2013. We also obtained a mortgage on the property of up to $9,800,000 (Note 8), which had availability at September 30, 2012 to finance this commitment.

Hilton Garden Inn

On June 8, 2012, we obtained a controlling interest in the Hilton Garden Inn New Orleans French Quarter/CBD venture. The non-controlling interest is held by HRI Properties (“HRI”), an unaffiliated third party and the former property owner. The 155-room select service hotel is located in New Orleans, Louisiana. The hotel is managed by HRI Lodging, Inc., an affiliate of HRI. We acquired an 87.56% controlling interest in the venture for a capital contribution of $9,910,000. Our investment was made in the form of a preferred equity interest that carries a cumulative preferred dividend of 8.5% per year and is senior to HRI’s equity interest. The noncontrolling interest is determined based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period. The venture, which we consolidate, acquired the property for $17,584,500 and expensed acquisition costs of $786,027, including acquisition fees of $487,099 paid to CLA. The venture also obtained a non-recourse mortgage in the amount of $11,000,000 (Note 8). In addition, as part of its franchise agreement with Hilton Garden Inn, we are required to make renovations to the hotel. Accordingly, our subsidiary placed $3,553,024 into lender-held escrow accounts primarily to fund our commitment for the renovations, which are expected to be completed by September 2013.

Lake Arrowhead Resort

On July 9, 2012, we acquired a 97.35% controlling interest in the Lake Arrowhead Resort venture (“Lake Arrowhead”), which owns a 173-room resort located in Lake Arrowhead, California. The hotel is managed by Crescent Hotels and Resorts.

In connection with acquiring our controlling interest in Lake Arrowhead, the lender of the $35,460,107 mortgage loan encumbering the property agreed to reduce the principal balance of the mortgage loan to $29,418,836, as we agreed to make an immediate principal paydown of $2,000,000 and establish a $1,200,000 reserve with the lender to partially fund future capital improvements. We expect to incur total renovation costs of $3,700,000 and for such renovations to be substantially complete in early 2013. We have the option to pay off the mortgage loan in its entirety at a reduced amount of between $16,000,000 and $18,000,000, depending on the performance of the hotel, provided that we have given 60 days notice to the lender and are not in default at the time of the payoff. If we do not exercise the reduced payoff option or are in default under the mortgage, we will be obligated to repay the full $27,418,836 principal amount of the mortgage loan. As a result of the transaction, the seller avoided possible foreclosure and retained a 2.65% subordinated interest in the venture. The venture acquired assets valued at $24,936,890 and assumed liabilities

CWI 9/30/2012 10-Q — 13

Notes to Consolidated Financial Statements

valued at $20,600,038 for cash consideration aggregating $500,000. Since the fair value assigned to the assets acquired and the liabilities assumed exceeded the consideration paid, we recorded a $3,809,441 bargain purchase gain on this transaction in the third quarter of 2012.

At closing CWI made a cash contribution to the venture of $8,344,857 that was used as follows:

i.	$5,003,778 to fund cash and escrow accounts;
ii.	$2,000,000 to fund the initial debt principal payment;
iii.	$755,442 to pay acquisition fees and loan costs;
iv.	$300,000 as an equity contribution (an additional $200,000 was contributed by our venture partner); and
v.	$285,636 to pay other costs.

We expensed acquisition costs of $1,131,664, including acquisition fees of $633,872 paid to CLA.

Our investment was made in the form of a preferred equity interest on which our return is calculated as follows: (i) first, a cumulative non-compounded annual return of 12.0% on our initial contribution; (ii) second, 100% to us until such time as we have earned a 25.0% internal rate of return with respect to our contribution and (iii) thereafter, 35.0% to us and 65.0% to our partner. The noncontrolling interest is based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period. All distributions for this venture are subject to the cash management agreement entered into in connection with the mortgage loan agreement (Note 8).

CWI 9/30/2012 10-Q — 14

Notes to Consolidated Financial Statements

The following tables present a summary of assets acquired and liabilities assumed in these business combinations, each at the date of acquisition, and revenues and earnings thereon, since the date of acquisition through September 30, 2012:

	Hampton Inn	Hilton Garden Inn	Lake Arrowhead
Acquisition consideration
Cash consideration (a)	$12,500,000	$16,176,382	$500,000

Assets acquired at fair value:
Land	1,516,045	1,538,511	4,300,000
Hotel building	10,370,167	15,201,260	17,290,000
Hotel building improvements	255,833	22,255	700,000
Furniture, fixtures and equipment	357,955	822,474	2,380,000
Investments in real estate	12,500,000	17,584,500	24,670,000
Intangible assets - in-place lease	-	-	21,325
Restricted cash	-	-	100,776
Other assets	-	-	144,789
	12,500,000	17,584,500	24,936,890

Liabilities assumed at fair value:
Non-recourse debt (b)	-	-	(19,730,000)
Accounts payable, accrued expenses and other liabilities	-	-	(870,038)
	-	-	(20,600,038)

Non-cash amounts attributable to noncontrolling interest	-	(1,408,118)	(27,410)
Net assets acquired at fair value	12,500,000	16,176,382	4,309,442

Goodwill (bargain purchase gain) on acquisition	$-	$-	$(3,809,442)

	For the Period from
	May 31, 2012	June 8, 2012	July 9, 2012
	through	through	through
	September 30, 2012	September 30, 2012	September 30, 2012
Revenues	$1,410,788	$2,066,758	$3,236,578
Net income	$364,894	$153,006	$239,746

__________

(a)         Cash consideration for the Lake Arrowhead Venture was comprised of a $300,000 cash contribution from CWI and a $200,000 cash contribution from our venture partner.

(b)         At closing, we made a $2,000,000 principal paydown reducing the carrying value of the mortgage to $17,730,000.

Note 5. Equity Investments in Real Estate

Together with unrelated third parties, we own interests in three hotels through two joint ventures that we do not control but over which we exercise significant influence, as described below. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from other-than-temporary impairments, if any).

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

CWI 9/30/2012 10-Q — 15

Notes to Consolidated Financial Statements

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

We acquired a 49% interest in this venture (the “Long Beach Venture”) with assets totaling $43,642,044, which includes our allocable share of the Long Beach Venture’s debt of $22,851,003, a capital contribution of $19,699,086 and an acquisition fee of $1,085,206 paid to the advisor as well as other transaction costs. On the date of our acquisition, the Long Beach Venture’s total capitalization, including partner equity and debt, was approximately $88,000,000. We have the right, subject to certain conditions, to increase our ownership in the Long Beach Venture to 50%. Our investment was financed in part by a $4,000,000 loan from a subsidiary of W. P. Carey, which was repaid in full at maturity on June 6, 2011. Our investment was made in the form of a preferred equity interest that carries a cumulative preferred dividend of 9.5% per year and is senior to Ensemble’s equity interest. During the three and nine months ended September 30, 2012, we received cash distributions totaling $900,000 and $1,493,114, respectively. These cash distributions represent our equity earnings based on the hypothetical liquidation at book value model for the respective periods, except for $225,000, which we received in the first quarter of 2012 representing a return of capital. At September 30, 2012, the carrying amount of this investment was $20,241,041.

Both properties were subject to existing mortgage financing. The debt on the Hotel Maya, which was refinanced in June 2012, is a three-year $15,000,000 mortgage that bears interest at LIBOR plus 2.5% per year and has a maturity date of July 1, 2015. The interest rate on this obligation is effectively capped at 4.5% through an interest rate hedge (Note 7). The loan is interest only for the first three years and has a 30-year amortization period thereafter. The financing on the Residence Inn is a 10-year, $31,875,000 mortgage that bears interest at 7.25% per year and has a maturity date of September 1, 2017. The Long Beach Venture is a guarantor of the mortgage financing on the Hotel Maya. Ensemble has agreed to be responsible for, and has indemnified us regarding, any and all amounts due under the guarantee. At September 30, 2012, the aggregate outstanding principal balance of these obligations was $46,234,866.

Hyatt French Quarter Venture

On September 6, 2011, we completed a joint venture investment with HRI, the owner of the leasehold interests in the Chateau Bourbon Hotel, an upscale full-service hotel located in the French Quarter of New Orleans, Louisiana, and an adjacent parking garage. The property also includes approximately 20,000 square feet of leasable commercial space. On May 15, 2012, the hotel began operating as the Hyatt French Quarter Hotel.

We acquired an approximate 80% interest in the joint venture (the “Hyatt French Quarter Venture”) with assets totaling $31,300,000, which includes our commitment related to our allocable share of the Hyatt French Quarter Venture’s debt and a capital contribution of $12,300,000. We paid an acquisition fee to our advisor in the amount of $857,072. The Hyatt French Quarter Venture’s expected project funding, including partner equity and debt, is approximately $45,700,000. Our investment was made in the form of a preferred equity interest that carries a cumulative preferred dividend of 8.5% per year and is senior to HRI’s equity interest. The Hyatt French Quarter Venture is subject to joint control and, therefore, we use the equity method to account for this investment. During the three and nine months ended September 30, 2012, we recognized equity income of $28,272 and $88,377, respectively, related to this venture. Due to our preferred return rights, we received distributions of $508,436 for the nine months ended September 30, 2012. While cash was available for distribution, we chose not to receive a distribution during the three months ended September 30, 2012 to make cash available to fund operations, if necessary. At September 30, 2012, the carrying amount of our investment in this venture was $12,579,529.

As of September 30, 2012, the property was subject to $23,800,000 of debt financing, consisting of a non-amortizing $22,800,000 mortgage with a fixed annual interest rate of 11.5% and maturity date of September 2, 2014 and a $1,000,000 non-recourse unsecured community development loan from the State of Louisiana with a fixed annual interest rate of 1.0% and maturity date of September 1, 2018. Our investment was financed in part by a $2,000,000 loan from a subsidiary of W. P. Carey, which was repaid in full as of October 6, 2011.

CWI 9/30/2012 10-Q — 16

Notes to Consolidated Financial Statements

The following tables present combined summarized financial information of our investment entities. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share:

			September 30, 2012	December 31, 2011
Assets			$122,040,525	$122,813,857
Liabilities			(85,369,523)	(82,722,295)
Members’ equity			$36,671,002	$40,091,562

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011 (a)	2012	2011 (a)
Revenues	$9,467,516	$8,707,806	$25,808,256	$9,552,392
Expenses	(9,549,931)	(10,581,222)	(27,196,840)	(12,494,968)
Net loss	$(82,415)	$(1,873,416)	$(1,388,584)	$(2,942,576)

__________

(a)         Represents revenues and expenses since each venture’s respective acquisition date.

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

Derivative Liability — Our derivative liability is an interest rate swap. This derivative instrument was measured at fair value using readily observable market inputs, such as quotations on interest rates. This derivative instrument was classified as Level 2 as it is a custom, over-the-counter contract with a bank counterparty that is not traded in an active market.

The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis. Assets and liabilities presented below exclude assets and liabilities owned by equity method investments:

Fair Value Measurements at September 30, 2012 Using:
Quoted Prices in
			Active Markets for	Significant Other	Unobservable
			Identical Assets	Observable Inputs	Inputs
Description	Balance Sheet location	Total	(Level 1)	(Level 2)	(Level 3)
Derivative liability	Accounts payable, accrued expenses and other liabilities	$153,987	$-	$153,987	$-

We did not have any assets or liabilities that were accounted for at fair value on a recurring basis at December 31, 2011.

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the three and nine months ended September 30, 2012 and 2011. Gains and losses (realized and unrealized) included in earnings are reported in Other income in the consolidated statements of operations.

CWI 9/30/2012 10-Q — 17

Notes to Consolidated Financial Statements

Our other financial instruments had the following carrying values and fair values:

		September 30, 2012		December 31, 2011
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Limited-recourse and non-recourse debt	3	$36,683,081	$36,683,081	$-	$-

We determined the estimated fair value of our debt using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral taking into account the quality of the collateral, the time until maturity, and the current interest rate. We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both September 30, 2012 and December 31, 2011.

Note 7. Risk Management and Use of Derivative Financial Instruments

Portfolio Concentration Risk

At September 30, 2012, we had a limited number of investments, which are exposed to concentrations within the lodging industry and within the limited geographic areas in which we have invested to date, specifically: two hotels in Long Beach, California, one hotel in Lake Arrowhead, California, two hotels in New Orleans, Louisiana and one hotel in Braintree, Massachusetts.

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are two main components of economic risk: interest rate risk and market risk. We are primarily subject to interest rate risk on our interest-bearing assets and liabilities. Market risk includes changes in the value of our properties and related loans as well as changes in the value of our other investments due to changes in interest rates or other market factors.

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

The following table sets forth certain information regarding our derivative instrument:

Derivatives Designated as Hedging Instruments		Liability Derivatives Fair Value at
	Balance Sheet Location	September 30, 2012	December 31, 2011
Interest rate swap	Accounts payable, accrued expenses and other liabilities	$153,987	$-

CWI 9/30/2012 10-Q — 18

Notes to Consolidated Financial Statements

The following tables present the impact of our derivative instrument on the consolidated financial statements:

	Amount of (Loss) Recognized in

	Other Comprehensive Income on Derivatives (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2012	2011	2012	2011
Interest rate swap	$(36,662)	$-	$(32,992)	$-

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
Interest rate swap	Other income	$-	$-	$(135,170)	$-

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

In May 2012, we entered into a rollercoaster interest rate swap, which is a swap with a notional principal that will vary with the notional amount of the debt, to hedge the interest rate risk associated with the mortgage on the Hampton Inn (Note 8). This instrument was not initially designated for hedge accounting. We subsequently designated this instrument for hedge accounting in June 2012. This interest rate swap, which remained outstanding at September 30, 2012, was designated as a cash flow hedge and is summarized as follows:

		Notional	Effective	Effective	Expiration	Fair Value at

Instrument	Type	Amount	Interest Rate	Date	Date	September 30, 2012
1-Month LIBOR	Rollercoaster swap	$7,930,581	5.0%	5/2012	5/2015	$(153,987)

The interest rate cap that our Long Beach Venture had outstanding at September 30, 2012, which was attributable only to the variable portion of related debt, was designated as a cash flow hedge and is summarized as follows:

	Ownership

	Interest at		Notional		Effective	Expiration	Fair Value at

Description	September 30, 2012	Type	Amount	Cap Rate	Date	Date	September 30, 2012
1-Month LIBOR	49.0%	Interest rate cap	$15,000,000	2.0%	7/2012	7/2015	$9,096

Other

Amounts reported in Other comprehensive income related to interest rate swaps will be reclassified to interest expense as interest payments are made on our variable-rate debt. At September 30, 2012, we estimate that an additional $26,422 will be reclassified as interest expense during the next 12 months related to our interest rate swaps.

The agreement we have with our derivative counterparty contains certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligation if we either default or are capable of being declared in default on certain of our indebtedness. At September 30, 2012, we had not been declared in default on our derivative obligations. The estimated fair value of our derivative that was in a net liability position was $158,624 at September 30, 2012, which included accrued interest but excluded

CWI 9/30/2012 10-Q — 19

Notes to Consolidated Financial Statements

any adjustment for nonperformance risk. If we had breached this provision at September 30, 2012, we could have been required to settle our obligation under this agreement at its termination value of $169,184.

Note 8. Debt

Hampton Inn Mortgage

We acquired the Hampton Inn hotel through a wholly-owned subsidiary, subject to a mortgage loan in the amount of up to $9,800,000, of which $7,930,581 was drawn at September 30, 2012. The loan has an initial 36-month term plus options for two 12-month extensions and a maturity date of May 31, 2015. The interest rate is fixed at 5.0% for the first 36 months through an interest rate swap agreement (Note 7). The loan is interest-only for the first 12 months and has a 25-year amortization period thereafter. We capitalized $230,300 of deferred financing costs related to this loan. With the exception of certain non-recourse carve-outs, this loan is limited-recourse to us because of the guarantee provided by the wholly-owned subsidiary. Our guarantee is limited to the mortgage holder’s damages, including costs and attorney’s fees under certain conditions, such as an event of fraud, misrepresentation, failure to timely cure defaults under the borrowing agreement, failure to pay tax or maintain adequate insurance or the loss of the collateral property due to criminal or negligent acts. Our guarantee is without limitation in the event that the taxable REIT subsidiary (“TRS”) enters any form of bankruptcy, including assignments for the benefit of creditors. The balance of this loan at September 30, 2012 was $7,930,581.

Pursuant to the mortgage loan agreement, we and our wholly-owned subsidiary are subject to various operational covenants and the following financial covenants:

•                  we are required to deposit into a lender-held escrow account the greater of 4% of the Hampton Inn’s gross operating revenue or the actual amount of reserves required for furniture, fixture and equipment under the Hampton Inn – Braintree franchise agreement or the management agreement;

•                  we must maintain a debt service coverage ratio of 1.15 beginning on December 31, 2013 and 1.20 beginning on June 30, 2014, representing the ratio of cash available for debt service to interest, principal and lease payments;

•                  we must maintain a net worth of at least $25,000,000; and

•                  we must maintain unrestricted cash on hand of not less than $5,000,000.

We were in compliance with these covenants at September 30, 2012.

Hilton Garden Inn Mortgage

We, together with our partner, acquired the Hilton Garden Inn through a wholly-owned subsidiary subject to a non-recourse mortgage loan in the amount of $11,000,000. The mortgage requires monthly principal and interest payments beginning August 1, 2012 and has a 30-year amortization period thereafter. The interest rate is fixed at 5.3% and the maturity date is July 1, 2019. We capitalized $198,324 of deferred financing costs related to this loan. The balance of this loan at September 30, 2012 was $11,000,000.

Pursuant to the mortgage loan agreement, our wholly-owned subsidiary is subject to certain operational and financial covenants. The primary financial covenants require that our subsidiary:

•                  maintain a debt service coverage ratio of 1.25:1 beginning on June 30, 2013; and

•                  deposit into a restricted cash account reserves for furniture, fixtures and equipment beginning January 1, 2013 in the amount of 2% of the monthly gross revenue of the property, and increasing to 4% of the monthly gross revenue beginning July 1, 2014.

Lake Arrowhead Mortgage

We, together with our partner, acquired Lake Arrowhead through a wholly-owned subsidiary, subject to a non-recourse mortgage loan, which we assumed. The mortgage loan has a 36-month term and a maturity date of July 1, 2015. The mortgage agreement allows early settlement at any time prior to maturity upon 60 days notice with no penalty at a reduced amount of up to $18,000,000 comprised of a reduced payoff of $16,000,000 and a lender participation payment of $2,000,000, provided there is no uncured event of default under the loan agreement or cash management agreement. The reduced amount due to the lender is equal to the greater of the refinancing or sale proceeds or the value determined by a third-party appraiser, but in no event greater than $18,000,000. The loan is interest-only with an interest rate of 3.0% in the first year, 4.0% in the second year and 6.0% in the third year. Interest is calculated

CWI 9/30/2012 10-Q — 20

Notes to Consolidated Financial Statements

using the effective interest method. The mortgage loan agreement for our Arrowhead investment provides for a cash management agreement that collects and disburses cash from the venture after our third-party manager pays approved hotel operating expenses. The cash management agreement disburses any remaining cash in the following order: (i) funding the tax reserve; (ii) interest payment on the mortgage loan; (iii) funding other reserve requirements; (iv) distribution to us of 12% on $4,500,000 of our initial contribution; and (v) any remaining cash distributed, 50% for the lender participation payment (limited to an aggregate of $2,000,000) and 50% to us. The balance of the debt at September 30, 2012 without regard to adjustment for fair value, was $27,418,836 if paid on or after maturity. Upon assumption of the mortgage, we recorded a fair market value adjustment of $270,000. We capitalized $260,000 of deferred financing costs related to this mortgage. The carrying value of this mortgage at September 30, 2012 was $17,752,500.

Pursuant to the mortgage loan agreement, our wholly-owned subsidiary is subject to certain operational and financial covenants. The primary financial covenant requires that our subsidiary maintain a debt service coverage ratio of 1.15:1 beginning on July 9, 2013.

Debt Maturities

Scheduled debt principal payments during the remainder of 2012, each of the next four calendar years following September 30, 2012, and thereafter are as follows:

Years Ending December 31,	Total
2012 (remainder)	$-
2013	158,146
2014	348,679
2015	25,787,449
2016	163,882
Thereafter through 2019	10,472,425
36,930,581
Fair market value adjustment	(247,500)
Total	$36,683,081

Note 9. Commitments and Contingencies

At September 30, 2012, we were not involved in any material litigation. In addition, various claims and lawsuits may arise against us in the normal course of business. The results of such proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

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

Certain of our hotel franchise agreements require us to make planned renovations to our properties (Note 4). Accordingly, we have committed funding for renovations for the Hampton Inn, Hilton Garden Inn and Lake Arrowhead of $1,869,419, $3,469,549 and $3,700,000, respectively, of which, we have completed renovations in the amounts of $36,000, $426,568 and $112,000, respectively, through September 30, 2012.

Note 10. Stock-Based Compensation

2010 Equity Incentive Plan and Directors Incentive Plan — 2010 Incentive Plan

We maintain the 2010 Equity Incentive Plan, which authorizes the issuance of shares of our common stock to our officers and officers and employees of the subadvisor, who perform services on our behalf, and to non-director members of the investment committee

CWI 9/30/2012 10-Q — 21

Notes to Consolidated Financial Statements

through stock-based awards. The 2010 Equity Incentive Plan provides for the grant of RSUs and dividend equivalent rights. We also maintain the Directors Incentive Plan — 2010 Incentive Plan, which authorizes the issuance of shares of our common stock to our independent directors. The Directors Incentive Plan — 2010 Incentive Plan provides for the grant of RSUs and dividend equivalent rights. A maximum of 4,000,000 awards may be granted, in the aggregate, under these two plans, of which 3,923,800 shares remain available for future grants at September 30, 2012.

We issued 1,000 RSUs to each of our four independent directors during the nine months ended September 30, 2012, all of which were issued during the second quarter of 2012, with a market price of $10.00 per unit, which vested immediately. We also made similar awards to the same individuals aggregating 4,000 RSUs during each of the first and second quarters of 2011. During the nine months ended September 30, 2012, we issued 29,700 RSUs to employees of our subadvisor, all of which were issued during the second quarter of 2012, which vest over three years. During the first and third quarters of 2011, we issued similar awards to employees of our subadvisor of 16,000 RSUs and 18,500 RSUs, respectively. For the three and nine months ended September 30, 2012, we recognized stock-based compensation expense of $53,913 and $172,600, respectively, associated with these awards. For the three and nine months ended September 30, 2011, we recognized stock-based compensation expense of $13,801 and $108,439, respectively, associated with these awards.

We have not recognized any income tax benefit in earnings for our share-based compensation arrangements since the inception of these two plans.

Note 11. Pro Forma Financial Information

The following consolidated pro forma financial information has been presented as if the business combinations that we completed and the new financing that we obtained, since January 1, 2012 and through September 30, 2012, had occurred on January 1, 2011 for the three and nine months ended September 30, 2012 and 2011. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Pro forma total revenues	$6,292,181	$6,025,921	$16,436,709	$16,083,618
Pro forma net income (loss)	489,666	(157,874)	(1,731,298)	(1,855,627)
Loss attributable to noncontrolling interest	179,007	210,096	221,057	899,965
Pro forma net income (loss) attributable to CWI stockholders	$668,673	$52,222	$(1,510,241)	$(955,662)
Pro forma income (loss) per share:
Net income (loss) attributable to CWI stockholders	$0.07	$0.01	$(0.16)	$(0.20)
Pro forma weighted average shares outstanding	9,912,012	6,230,658	9,201,393	4,778,260

The pro forma weighted average shares outstanding were determined as if the number of shares required to raise the funds used for each acquisition was issued on January 1, 2011. The pro forma financial information excludes our October 3, 2012 acquisition (Note 12). In addition, all acquisition costs and the bargain purchase gain recognized on the Lake Arrowhead acquisition (Note 4) are presented as if incurred on January 1, 2011.

Note 12. Subsequent Event

On October 3, 2012, we acquired a 57% interest in the CWI AM Atlanta Perimeter Hotel, LLC venture (“Westin Atlanta Venture”) with Arden-Marcus Perimeter LLC, a joint venture between The Arden Group, Inc. and Marcus Hotels & Resorts, a division of The Marcus Corporation, from an affiliate of DiamondRock Hospitality Company, an unaffiliated third party, for a capital contribution of $12,400,000. This venture owns the 372-room Westin Atlanta Perimeter North hotel located in Atlanta, Georgia. We also paid an acquisition fee of $814,679 to the advisor. Total funding for the investment, including debt but excluding the acquisition fee, was $56,700,000. A $14,400,000 renovation is expected to be completed in early 2014. The hotel will be managed by Marcus Hotels & Resorts, which is also an approximately 11% minority partner in the joint venture.

The property is subject to a $35,000,000 limited-recourse mortgage loan with a maturity date of October 2, 2015 and the option for two one-year extensions. The annual interest rate during the initial three-year term and first extension term is 6.0% plus one-month LIBOR, which has been effectively fixed at 7.0% through the use of an interest rate cap designated as a cash flow hedge that matures at the end of the initial three-year term.

CWI 9/30/2012 10-Q — 22

Notes to Consolidated Financial Statements

We are currently evaluating the purchase price allocation following the acquisition. It is not yet practicable to disclose the preliminary purchase price allocation or unaudited consolidated pro forma financial information given the short period of time between the acquisition date and the issuance of these interim consolidated financial statements.

CWI 9/30/2012 10-Q — 23

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

Business Overview

We are a publicly owned, non-listed REIT that invests primarily in lodging and lodging-related properties. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions to our stockholders and other factors. Our wholly-owned TRSs, formed to lease our hotels, are subject to federal, state and local income taxes. We conduct substantially all of our investment activities and own all of our assets through the Operating Partnership. We were formed in 2008 and are managed by the advisor. We are a general partner and a limited partner of, and own a 99.985% capital interest in, the Operating Partnership. Carey Watermark Holdings, which is owned indirectly by W. P. Carey and Watermark Capital Partners, holds a special general partner interest of 0.015% in the Operating Partnership. Through the date of this Report, we have made six investments in seven hotels.

Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$5,867,804	$-	$6,777,874	$-
Income from equity investments in real estate	928,272	535,344	1,345,034	535,344
Net income (loss) attributable to CWI Stockholders	3,745,224	87,474	1,520,354	(1,366,850)

Cash flow used in operating activities	-	-	(987,258)	(1,114,966)
Cash flow used in investing activities	-	-	(34,654,774)	(33,465,628)
Cash flow provided by financing activities	-	-	69,151,925	36,143,153

Distributions paid	914,005	218,375	1,888,608	259,283

Supplemental financial measure:
Modified funds from (used in) operations	833,064	111,920	497,190	(758,443)

We consider the performance metrics listed above, including Modified funds from (used in) operations (“MFFO”), a supplemental measure that is not defined by GAAP (“non-GAAP”), to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to stockholders. See Supplemental Financial Measure below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

We began operations in March 2011. For the three and nine months ended September 30, 2012, we earned net income attributable to CWI stockholders of $3,745,224 and $1,520,354, respectively, compared to net income of $87,474 and a net loss of $(1,366,850), respectively, for the three and nine months ended September 30, 2011. Our current year results primarily reflect a bargain purchase gain resulting from the acquisition of Lake Arrowhead and operating contributions from our hotels, partially offset by acquisition expenses related to our investment activity. Our Modified funds from (used in) operations, which excludes non-cash charges and acquisition costs as described under “Supplemental Financial Measure” below, was $833,064 and $497,190, respectively, for the three and nine months ended September 30, 2012, compared to $111,920 and $(758,443), respectively, for the prior year periods.

For the nine months ended September 30, 2012 and 2011, cash flow used in operating activities was $987,258 and $1,114,966, respectively, primarily due to acquisition costs incurred in the respective periods.

CWI 9/30/2012 10-Q — 24

Significant Developments

Acquisitions

In May, June and July 2012, we acquired controlling interests in three hotels: the Hampton Inn, the Hilton Garden Inn and the Lake Arrowhead Resort, respectively (Note 4). In October 2012, we acquired a 57% controlling interest in the Westin Atlanta Venture (Note 12).

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

Since the beginning of our offering in September 2010, we have raised $110,329,143 through September 30, 2012, inclusive of reinvested distributions.

Quarterly Distributions

Our third quarter 2012 daily distribution was $0.0016304 per share, comprised of $0.0013587 per day payable in cash and $0.0002717 per day payable in shares of CWI’s common stock, which equates to $0.60 per share on an annualized basis and was paid on October 16, 2012 to stockholders of record on each day during the third quarter.

Our fourth quarter 2012 daily distribution is $0.0016304 per share, comprised of $0.0013587 per day payable in cash and $0.0002717 per day payable in shares of CWI’s common stock, which equates to $0.60 per share on an annualized basis and will be paid on or about January 15, 2013 to stockholders of record on each day during the fourth quarter.

Current Trends

Lodging Fundamentals

Industry analysts have reported that the U.S. hotel industry had increases in the third quarter of 2012 for three key performance metrics. For the third quarter of 2012, in year-over-year measurements the industry’s occupancy increased 1.2% from 66.3% to 67.1%, average daily rate (“ADR”) rose 3.9% from $103.31 to $107.34, and revenue per available room (“RevPAR”) increased by 5.1% from $68.51 to $72.00. Despite continuing global economic concerns as of the date of this Report, hotel operators and industry analysts maintain that key performance indicators show no sign of a slowdown.

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

Investor Capital Inflows

Investor capital inflows for non-listed REITs overall improved 9.3% during the three months ended September 30, 2012 compared to the three months ended June 30, 2012.

During the three months ended September 30, 2012, we raised offering proceeds, inclusive of reinvested distributions, of $26,354,990 compared to $24,501,175 for the three months ended June 30, 2012, an increase of 7.6%. Our advisor continues to expand the number of broker-dealers selling our shares, which we believe will further improve funding.

CWI 9/30/2012 10-Q — 25

Results of Operations

We have a limited operating history. We are dependent upon proceeds received from our offering to conduct our activities. Our results of operations for the periods presented include the revenues and expenses of the Hampton Inn, Hilton Garden Inn and Lake Arrowhead Resort hotels since their acquisition on May 31, 2012, June 8, 2012 and July 9, 2012, respectively. The results of our Long Beach Venture and our Hyatt French Quarter Venture are reflected as equity earnings since their acquisition on May 5, 2011 and September 6, 2011, respectively. The capital required to purchase any property will be obtained from the offering proceeds and from any mortgage indebtedness that we may incur in connection with the acquisition of any property or thereafter.

Hotel Revenues

Revenue for the three months ended September 30, 2012 includes three full months of revenue from our Hampton Inn and Hilton Garden Inn hotels and revenue from our Lake Arrowhead hotel from its acquisition date through September 30, 2012. Revenue for the nine months ended September 30, 2012 includes revenue from each hotel’s respective acquisition date through September 30, 2012.

The following tables set forth room, food and beverage and other revenues, RevPAR and occupancy rate, by hotel:

	Three Months Ended September 30, 2012				Nine Months Ended September 30, 2012
		Hilton				Hilton
	Hampton Inn	Garden Inn	Arrowhead	Total	Hampton Inn	Garden Inn	Arrowhead	Total
Hotel Revenues
Room revenue	$1,002,692	$1,328,332	$1,537,998	$3,869,022	$1,390,062	$1,699,189	$1,537,998	$4,627,249
Food and beverage	-	129,630	1,227,263	1,356,893	-	171,125	1,227,263	1,398,388
Other hotel income	15,288	155,284	471,317	641,889	20,726	196,444	471,317	688,487
	$1,017,980	$1,613,246	$3,236,578	$5,867,804	$1,410,788	$2,066,758	$3,236,578	$6,714,124

RevPAR	$105.81	$93.15	$105.84	$101.10	$110.62	$95.33	$105.84	$112.27
Occupancy rate	77.0%	73.7%	57.2%	69.3%	80.4%	75.6%	57.2%	75.7%

Other Real Estate Income

For the nine months ended September 30, 2012, other real estate income consisted of asset management fee income from our Hyatt French Quarter Venture of $63,750. This asset management agreement was terminated in May 2012. There was no such income during the three months ended September 30, 2012 or the three and nine months ended September 30, 2011.

Hotel Expenses

Hotel expenses for the three months ended September 30, 2012 includes three full months of expenses from our Hampton Inn and Hilton Garden Inn hotels and expenses from our Lake Arrowhead hotel from its acquisition through September 30, 2012. Hotel expenses for the nine months ended include expenses from each hotel’s respective acquisition date through September 30, 2012.

The following table sets forth hotel expenses, by hotel:

	Three Months Ended September 30, 2012				Nine Months Ended September 30, 2012
		Hilton				Hilton
	Hampton Inn	Garden Inn	Arrowhead	Total	Hampton Inn	Garden Inn	Arrowhead	Total
Hotel expenses	$744,528	$1,477,742	$2,892,951	$5,115,221	$1,003,478	$1,806,695	$2,892,951	$5,703,124

Acquisition-Related Expenses

For the three and nine months ended September 30, 2012 as compared to the same periods in 2011, acquisition-related expenses increased by $984,757 and $2,325,957 respectively, primarily attributable to expenses associated with the acquisitions of the Hampton Inn, Hilton Garden Inn and Lake Arrowhead hotels (Note 4).

CWI 9/30/2012 10-Q — 26

Management Expenses

Management expenses include reimbursements for allocated costs for personnel of the subadvisor, as well as stock-based compensation expense associated with RSU’s granted to employees of the subadvisor pursuant to the 2010 Equity Incentive Plan. Allocated costs include compensation for Mr. Michael Medzigian, our chief executive officer, during the term of the subadvisory agreement, subject to the approval of our board of directors.

For the three and nine months ended September 30, 2012 as compared to the same periods in 2011, management expenses increased by $88,640 and $160,869, respectively, primarily as a result of our increased investment activity in 2012.

Corporate General and Administrative Expenses

For the three and nine months ended September 30, 2012 as compared to the same periods in 2011, corporate general and administrative expenses increased by $217,468 and $213,105 respectively, primarily attributable to an increase in professional fees resulting from our 2012 investment activity. Professional fees include legal, accounting and investor-related expenses incurred in the normal course of business.

Asset Management Fees

For the three and nine months ended September 30, 2012 as compared to the same periods in 2011, asset management fees increased by $103,973 and $258,622, respectively, as a result of our acquisition activity. Such fees, which are paid to the advisor, are based on the value of total assets under management.

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

The following table sets forth our share of income from equity investments in our Long Beach Venture and Hyatt French Quarter Venture, as well as RevPAR and occupancy rates for the respective ventures. The three months ended September 30, 2011 includes three full months of income from our Long Beach Venture and income from its acquisition date through September 30, 2011 for our Hyatt French Quarter Venture. The nine months ended September 30, 2011 includes income from both ventures from their respective acquisition dates through September 30, 2011. RevPar and occupancy rate information is provided for information about the underlying performance of the ventures and is not necessarily indicative of equity earnings recognized, which are based on the hypothetical liquidation at book value model.

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
		Hyatt French			Hyatt French
	Long Beach	Quarter	Total	Long Beach	Quarter	Total
Income from equity investments	$900,000	$28,272	$928,272	$1,268,115	$76,919	$1,345,034
RevPAR	$123.12	$85.20		$112.71	$84.83
Occupancy rate	83.6%	67.3%		78.6%	58.2%

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
		Hyatt French			Hyatt French
	Long Beach	Quarter	Total	Long Beach	Quarter	Total
Income from equity investments	$470,000	$65,344	$535,344	$470,000	$65,344	$535,344
RevPAR	$110.24	$65.05		$107.49	$65.05
Occupancy rate	80.6%	66.3%		78.1%	66.3%

CWI 9/30/2012 10-Q — 27

Other Income

For the three months ended September 30, 2012, Other income was $220,000, representing the reimbursement of certain costs from a third party in connection with a potential acquisition that was terminated prior to consummation.

For the nine months ended September 30, 2012, Other income was $84,875, comprised of the termination income of $220,000 discussed above, partially offset by unrealized losses related to our interest rate swap prior to its designation as a hedge of $135,125.

Bargain Purchase Gain

During the third quarter of 2012, we recognized a bargain purchase gain of $3,809,441 on the purchase of our controlling interest in the Lake Arrowhead Resort venture because the fair values assigned to the assets acquired net of liabilities assumed exceeded the consideration paid (Note 4).

Interest Expense

For the three months ended September 30, 2012, interest expense totaled $483,629 and was comprised of $126,047 and $155,127 related to the Hampton Inn and the Hilton Garden Inn mortgage loans, respectively, and $202,455 related to the Lake Arrowhead mortgage loan from the acquisition date through September 30, 2012.

For the nine months ended September 30, 2012, interest expense totaled $559,205 and was comprised of $161,070, $195,680 and $202,455 related to the Hampton Inn, Hilton Garden Inn and Lake Arrowhead mortgage loans, respectively, from their respective acquisition dates through September 30, 2012.

Net Income (Loss)

For the three months ended September 30, 2012 as compared to the same period in 2011, the resulting net income was $3,210,152 and $87,474, respectively. For the nine months ended September 30, 2012 as compared to the same period in 2011, the resulting net income and (loss) was $647,970 and $(1,366,850), respectively.

Loss Attributable to Noncontrolling Interests

For the three and nine months ended September 30, 2012, losses attributable to noncontrolling interests was $535,072 and $872,384, respectively (Note 4). Our venture partners’ share of loss related to the Lake Arrowhead Venture was $227,410 from the date of our acquisition through September 30, 2012. Our venture partners’ share of losses related to the Hilton Garden Inn was $307,662 and $644,974, respectively, for the three and nine months ended September 30, 2012.

Net Income (Loss) Attributable to CWI Stockholders

For the three months ended September 30, 2012 as compared to the same period in 2011, the resulting net income attributable to CWI Stockholders was $3,745,224 and 87,474, respectively. For the nine months ended September 30, 2012 as compared to the same period in 2011, the resulting net income and (loss) attributable to CWI Stockholders was $1,520,354 and $(1,366,850), respectively.

Modified Funds from (Used in) Operations (MFFO)

MFFO is a non-GAAP measure we use to evaluate our business. For a definition of MFFO and reconciliation to net income (loss), see Supplemental Financial Measures below. For the three and nine months ended September 30, 2012, Modified funds from (used in) operations was $833,064 and $497,190, respectively, compared to $111,920 and $(758,443), respectively, for the three and nine months ended September 30, 2011. MFFO improved during the 2012 periods as compared to the 2011 periods primarily due to income earned from properties acquired during the second and third quarter of 2012 and increased distributions from our equity investments.

Financial Condition

We are raising capital from the sale of our common stock in our initial public offering and expect to use such proceeds to acquire, own, dispose of and manage and seek to enhance the value of interests in lodging and lodging-related properties. After investing capital raised through our initial public offering, which was recently extended by our Board of Directors for one year until September

CWI 9/30/2012 10-Q — 28

15, 2013, we expect our primary source of operating cash flow to be generated from cash flow from our investments. We expect that these cash flows will fluctuate period to period due to a number of factors, which may include, among other things, the occupancy and ADR of our hotels. Despite these fluctuations, we believe our investments will generate sufficient cash from operations to meet our short-term and long-term liquidity needs. However, as we continue to raise capital, it may be necessary to use cash raised in our initial public offering to fund our operating activities.

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

As a REIT, we are permitted to own lodging properties but are prohibited from operating these properties. In order to comply with applicable REIT qualification rules, we enter into leases for each of our lodging properties with TRS lessees. The TRS lessees in turn contract with independent property operators that manage day-to-day operations of our properties under the oversight of the subadvisor.

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

Operating Activities

During the nine months ended September 30, 2012, cash used in operating activities was $987,258. This net cash outflow was primarily due to our net income of $647,970, which included non-cash charges of $1,007,990, a loss from equity investments in excess of distributions received of $171,569 related to the Hyatt French Quarter Venture and a non-cash bargain purchase gain of $3,809,441. Cash inflows included primarily cash funding from affiliates of $816,171.

Investing Activities

During the nine months ended September 30, 2012, we used offering proceeds totaling $29,176,382 for acquisitions, comprised of $12,500,000, $16,176,382 and $500,000 for the Hampton Inn, the Hilton Garden Inn and the Lake Arrowhead hotels, respectively (Note 4). We placed $5,574,844 into escrow primarily to fund our renovation commitments for the Hilton Garden Inn and Lake Arrowhead hotels. We also incurred hotel-related capital expenditures totaling $377,037. We received cash of $473,489 representing distributions in excess of our equity earnings of $225,000 and $248,489 from the Long Beach Venture and the Hyatt French Quarter Venture, respectively (Note 5).

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2012 was $69,151,925, primarily as a result of raising funds through the issuance of shares of our common stock in our initial public offering of $54,635,431, net of issuance costs. We obtained mortgage financing totaling $18,930,581, comprised of $7,930,581 and $11,000,000 for the Hampton Inn and Hilton Garden Inn hotels, respectively. These inflows were partially offset by the $2,000,000 principal paydown on the Lake Arrowhead mortgage loan (Note 4), cash distributions paid to stockholders of $1,888,608 and payments of deferred financing costs of $688,624.

The mortgage loan agreement for our Arrowhead investment provides for a cash management agreement that collects and disburses cash from the venture after our third-party manager pays approved hotel operating expenses. The cash management agreement disburses any remaining cash in the following order: (i) funding the tax reserve; (ii) interest payment on the mortgage loan; (iii) funding other reserve requirements; (iv) distribution to us of 12% on $4,500,000 of our initial contribution; and (v) any remaining cash distributed, 50% for the lender participation payment (limited to an aggregate of $2,000,000) and 50% to us.

CWI 9/30/2012 10-Q — 29

Our objectives are to generate sufficient cash flow over time to provide stockholders with increasing distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. From inception through September 30, 2012, we have declared distributions to stockholders totaling $3,716,450, which were comprised of distributions of $1,613,706 paid to our stockholders in cash, $43 paid to our stockholders in common stock at par value of $0.001 and $2,102,701 of distributions reinvested by stockholders in shares of our common stock pursuant to our distribution reinvestment plan. We have funded all of the cash distributions from the proceeds of our initial public offering.

Summary of Financing

The table below summarizes our limited-recourse and non-recourse long-term debt:

	September 30, 2012	December 31, 2011
Balance
Fixed rate	$28,752,500	$-
Variable rate (a)	7,930,581	-
Total	$36,683,081	$-

Percent of total debt
Fixed rate	78%	-
Variable rate (a)	22%	-
	100%	-

Weighted-average interest rate at end of period
Fixed rate	4.7%
Variable rate (a)	5.0%

__________

(a)         At September 30, 2012, all of our variable-rate debt had been effectively converted to a fixed rate through an interest rate swap derivative instrument. At September 30, 2012, this interest rate swap was not scheduled to expire during the next 12 months.

Cash Resources

At September 30, 2012, our cash resources consisted of cash and cash equivalents totaling $41,540,616. Our cash resources may be used to fund future investments and can be used for working capital needs, debt service and other commitments.

Cash Requirements

During the next 12 months, we expect that cash payments will include paying distributions to our stockholders, making scheduled debt payments, reimbursing the advisor for costs incurred on our behalf, funding our renovation commitments and paying normal recurring operating expenses. We expect to continue to use funds raised from our initial public offering as well as distributions from our ventures to invest in new properties and to make cash distributions to stockholders for the foreseeable future.

The mortgage loans for our consolidated investments and unconsolidated ventures have no balloon payments until 2014.

CWI 9/30/2012 10-Q — 30

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our off-balance sheet arrangements and other contractual obligations at September 30, 2012 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods:

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Limited-recourse and non-recourse debt - Principal (a)	$36,930,582	$71,811	$26,182,072	$333,924	$10,342,775
Interest on borrowings	6,973,346	1,499,535	3,340,351	1,132,081	1,001,379
Due to affiliate (b)	4,981,371	3,551,745	1,429,626	-	-
Capital commitments (c)	8,464,400	8,464,400	-	-	-
	$57,349,699	$13,587,491	$30,952,049	$1,466,005	$11,344,154

__________

(a)         Excludes a $247,500 fair market value adjustment on the Lake Arrowhead mortgage loan.

(b)         Represents amounts advanced by the advisor for organization and offering costs subject to a limitation of 2% of offering proceeds under the advisory agreement. At September 30, 2012, subject to the 2% limitation, we were obligated to pay the advisor $402,777.

(c)          Capital commitments represent our renovation commitments under hotel franchise agreements at our consolidated hotels (Note 9).

Equity Investments

We have investments in two unconsolidated entities which own three hotels. Summarized financial information for these ventures and our ownership interest in the ventures at September 30, 2012 is presented below. Summarized financial information provided represents the total amounts attributable to the ventures and does not represent our proportionate share:

	At September 30, 2012
Venture	Ownership Interest	Total Assets	Total Third-Party Debt	Maturity Dates
LBHP - Ensemble Partners, LLC	49%	$73,948,812	$46,234,866	7/2015 & 9/2017
CWI - HRI French Quarter Hotel Property LLC	80%	48,091,713	23,800,000	9/2014 & 9/2018
		$122,040,525	$70,034,866

Subsequent Event

On October 3, 2012, we acquired a 57% interest in the Westin Atlanta Venture (Note 12).

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

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, impairment charges on real estate and depreciation and amortization; and after adjustments for unconsolidated partnerships and jointly owned investments. Adjustments for

CWI 9/30/2012 10-Q — 31

unconsolidated partnerships and jointly owned investments are calculated to reflect FFO. However, NAREIT’s definition of FFO does not distinguish between the conventional method of equity accounting and the hypothetical liquidation at book value method of accounting for unconsolidated partnerships and jointly owned investments. Accordingly, we do not include certain adjustments related to depreciation and amortization expense in our joint ventures accounted for under the hypothetical liquidation at book value in our determination of FFO and instead include those adjustments in arriving at MFFO.

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

CWI 9/30/2012 10-Q — 32

in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; accretion of discounts and amortization of premiums on debt investments; where applicable, payments of loan principal made by our equity investees accounted for under the hypothetical liquidation model where such payments reduce our income from equity investments in real estate, nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and jointly-owned investments, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we retain an outside consultant to review all our hedging agreements. In as much as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such infrequent gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition-related expenses, fair value adjustments of derivative financial instruments and the adjustments of such items related to noncontrolling interests. In addition, we also add back payments of loan principal made by our equity investees accounted for under the hypothetical liquidation model to the extent such payments reduce our income from equity investments in real estate. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by a company. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by the company, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as infrequent items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for assessing operating performance. We account for certain of our equity investments using the hypothetical liquidation model which is based on distributable cash as defined in the operating agreement. Equity income for the period recognized under this model may be net of the equity investee’s payments of loan principal. Under GAAP, payments of loan principal do not impact net income. We do not consider payments of loan principal to be a factor in determining our operating performance nor to be consistent with the IPA’s definition of MFFO and therefore add back the equity investee’s payments of loan principal to the extent they have impacted our equity income recognized in the period.

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

CWI 9/30/2012 10-Q — 33

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

FFO and MFFO were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$3,745,224	$87,474	$1,520,354	$(1,366,850)
Depreciation and amortization of real property	535,996	-	621,021	-
FFO — as defined by NAREIT	4,281,220	87,474	2,141,375	(1,366,850)
Adjustments:
Preferred liquidation in excess of operating cash distribution (a)	(702,757)	-	(982,155)	-
Acquisition expenses (b)	995,402	10,645	2,825,925	499,968
Other non-cash charges	45,129	13,801	298,986	108,439
Bargain purchase gain on acquisition (Note 4)	(3,809,441)	-	(3,809,441)	-
Realized losses on foreign currency, derivatives and other (c)	1,011	-	-	-
Unrealized losses on mark-to-market adjustments (d)	22,500	-	22,500	-
Total adjustments	(3,448,156)	24,446	(1,644,185)	608,407
MFFO	$833,064	$111,920	$497,190	$(758,443)

__________

(a)         Effective April 1, 2012, we adjust for the distributions received from our preferred interest in our unconsolidated jointly-owned real estate investments to the extent that they differ from the operating cash flow generated by each property, as this cash does not represent the sustainability of our operating performance. Under GAAP, we follow the hypothetical liquidation at book value method to recognize net income and do not reflect losses to the extent our partners continue to have equity in the investments. As MFFO is a measure of sustainable operating performance by the non-listed REIT industry, we adjust for charges related to the unconsolidated jointly-owned real estate investments’ GAAP structure that do not impact the operating performance of each property. There were no such adjustments for the three or nine months ended September 30, 2011.

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

(d)         Management believes that adjusting for mark-to-market adjustments is appropriate because they are items that may not be reflective of on-going operations and reflect unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

CWI 9/30/2012 10-Q — 34

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. We currently have no foreign operations and are not exposed to foreign currency fluctuations. We have a limited number of investments, which are exposed to concentrations within the lodging industry and within the limited geographic areas in which we have invested to date, specifically: three hotels in California, two hotels in New Orleans, Louisiana and one hotel in each of Atlanta, Georgia and Braintree, Massachusetts.

Interest Rate Risk

The value of our real estate and related fixed-rate debt obligations is subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions, which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the fair value of our owned assets to decrease.

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable-rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements.

We estimate that the net fair value of our interest rate swap, which is included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $153,987 at September 30, 2012. In addition, one unconsolidated investment, in which we have an interest of 49%, had an interest rate cap with a net estimated fair value asset of $9,096, representing the total amount attributable to the entities, not our proportionate share, at September 30, 2012 (Note 7).

At September 30, 2012, all of our long-term debt either bore interest at fixed rates or was swapped to a fixed rate. The estimated fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed-rate debt at September 30, 2012 ranged from 3.0% to 5.3%. The annual effective interest rate on our variable-rate debt at September 30, 2012 was 5.0%. Our debt obligations are more fully described under Financial Condition in Item 2 above.

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2012, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2012 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CWI 9/30/2012 10-Q — 35

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

For the three months ended September 30, 2012, we issued 15,317 shares of common stock to the advisor as consideration for asset management fees. These shares were issued at $10.00 per share, which represents our offering price. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

Use of Proceeds

We intend to use the net proceeds of the offering to acquire, own and manage a portfolio of interests in lodging and lodging related properties. The use of proceeds from our initial public offering of common stock, which commenced in March 2011 pursuant to a registration statement (No. 333-149899) that was declared effective in September 2010, was as follows at September 30, 2012:

Shares registered	100,000,000
Aggregate price of offering amount registered	$1,000,000,000
Shares sold	10,944,715
Aggregated offering price of amount sold	$108,932,484
Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(9,211,998)
Direct or indirect payments to others	(3,247,572)
Net offering proceeds to the issuer after deducting expenses	96,472,914
Purchases of real estate related assets	(62,642,010)
Temporary investments in cash and cash equivalents	$33,830,904

Issuer Purchases of Equity Securities

For the three months ended September 30, 2012, we received requests to redeem 21,112 shares of our common stock, which were all redeemed in the third quarter of 2012.

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2012 Period	shares purchased (a)	paid per share	plans or program (a)	plans or program (a)
July	-	-	N/A	N/A
August	-	-	N/A	N/A
September	21,112	$9.95	N/A	N/A
Total	21,112

__________

(a)         Represents shares of our common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders who have held their shares for at least one year from the date of their issuance, subject to certain exceptions, conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. The redemption plan will terminate if and when our shares are listed on a national securities market.

CWI 9/30/2012 10-Q — 36

Item 6. Exhibits

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
10.1

Contribution Agreement, dated as of July 9, 2012, by and between CWI Lake Arrowhead Resort, LLC and Fulton Village Green Investors, LLC. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 13, 2012)

10.2

Limited Liability Company Operating Agreement of CWI-AM Atlanta Perimeter Hotel, LLC, dated as of October 3, 2012, by and between CWI Atlanta Perimeter Hotel, LLC and the Arden-Marcus Perimeter LLC. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 10, 2012)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Carey Watermark Investors Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2012, (iii) Consolidated Statements of Other Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2012 and the year ended December 31, 2011, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.*

__________

*                                         Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

CWI 9/30/2012 10-Q — 37

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Carey Watermark Investors Incorporated

Date: November 13, 2012	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Chief Financial Officer
(Principal Financial Officer)

Date: November 13, 2012	By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Accounting Officer
(Principal Accounting Officer)

CWI 9/30/2012 10-Q — 38

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
10.1

Contribution Agreement, dated as of July 9, 2012, by and between CWI Lake Arrowhead Resort, LLC and Fulton Village Green Investors, LLC. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 13, 2012)

10.2

Limited Liability Company Operating Agreement of CWI-AM Atlanta Perimeter Hotel, LLC, dated as of October 3, 2012, by and between CWI Atlanta Perimeter Hotel, LLC and the Arden-Marcus Perimeter LLC. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 10, 2012)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Carey Watermark Investors Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2012, (iii) Consolidated Statements of Other Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2012 and the year ended December 31, 2011, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.*

__________

*                                         Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.