Form 10-K
period 2012-12-31
Carey Watermark Investors Inc
filed 2013-03-12
CIK 1430259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Registrant has no active market for its common stock. Non-affiliates held 8,473,401 shares of common stock at June 30, 2012.

At March 4, 2013, there were 20,971,534 shares of common stock of registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference its definitive Proxy Statement with respect to its 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

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

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part II, Item 8, Financial Statements and Supplementary Data.

CWI 2012 10-K — 1

PART I

Item 1. Business.

(a)         General Development of Business

Overview

Carey Watermark Investors Incorporated (“CWI” and, together with its consolidated subsidiaries, “we,” “us” or “our”) is a publicly owned, non-listed real estate investment trust (“REIT”) formed as a Maryland corporation in March 2008 for the purpose of acquiring, owning, disposing of and, through Carey Lodging Advisors, LLC, a Delaware limited liability company (the “advisor”), managing and seeking to enhance the value of interests in lodging and lodging-related properties, primarily in the United States (“U.S.”). As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions to our stockholders and other factors. We intend to conduct substantially all of our investment activities and own all of our assets through CWI OP, LP, a Delaware limited partnership (the “Operating Partnership”). We are a general partner and a limited partner of, and own a 99.985% capital interest in, the Operating Partnership. Carey Watermark Holdings, LLC (“Carey Watermark Holdings”), which is owned indirectly by W. P. Carey Inc. (“WPC”) and Watermark Capital Partners LLC (“Watermark Capital Partners”), the parent of the subadvisor as described below, holds a special general partner interest of 0.015% in the Operating Partnership. In order to qualify as a REIT, we cannot operate hotels directly, therefore, we lease our hotels to our wholly-owned taxable REIT subsidiaries (“TRSs”), or one or more TRSs that we may form in the future (collectively, the “TRS lessees”). At December 31, 2012, we held ownership interests in eight hotels, with a total of 1,751 rooms.

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

WPC is a publicly traded REIT listed on the New York Stock Exchange under the symbol “WPC.” WPC has sponsored and advised nine partnerships and seven real estate investment trusts (the “CPA® REITs”) under the Corporate Property Associates and Carey Institutional Properties brand names during WPC’s 40-year history. None of the currently active CPA® REITs is focused on investing in lodging and lodging-related properties.

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

On March 19, 2008, Carey REIT II, Inc. (“Carey REIT II”), a subsidiary of WPC and an affiliate of the advisor, purchased 1,000 shares of our common stock for $9,000 and was admitted as our initial stockholder. Additionally, on August 16, 2010, we received a capital contribution of $0.2 million in cash from Carey REIT II in exchange for 22,222 shares of our common stock. Carey REIT II purchased its shares at $9.00 per share, net of commissions and fees, which would have otherwise been payable to Carey Financial LLC (“Carey Financial”), an affiliate of the advisor. On October 13, 2010, Carey Watermark Holdings purchased a capital interest in the Operating Partnership representing its special general partnership interest of 0.015% for $0.2 million.

On September 15, 2010, our registration statement on Form S-11 (File No. 333-149899), covering an initial public offering of up to 100,000,000 shares of our common stock at $10.00 per share, was declared effective by the SEC under the Securities Act of 1933, as amended (the “Securities Act”). The registration statement also covers the offering of up to 25,000,000 shares of our common stock at $9.50 per share pursuant to our distribution reinvestment plan (the “DRIP”). Our initial public offering is being offered on a “best efforts” basis by Carey Financial and other selected dealers and was originally scheduled to last for two years, unless extended. In June 2012, our Board of Directors extended this primary offering for one year to September 15, 2013. If we file another registration statement prior to September 15, 2013 to sell additional shares, we could continue to sell shares in the ongoing primary offering until the earlier of March 16, 2014 or the effective date of the subsequent registration statement. Our Board of Directors may terminate the

CWI 2012 10-K — 2

primary offering at any time. Since we began admitting stockholders on March 3, 2011 and through December 31, 2012, we raised $159.6 million, inclusive of reinvested distributions through the DRIP of $2.1 million. It is unlikely that we will successfully sell the full number of shares registered.

We intend to use the net proceeds of our initial public offering to acquire, own and manage a portfolio of interests in lodging and lodging-related properties. While our core strategy will be focused on the lodging industry, we may also invest in other real estate property sectors.

We have no employees. At December 31, 2012, WPC and the subadvisor employed 216 and 9 individuals, respectively, who are available to perform services for us.

Significant Developments During 2012

Acquisition Activity — During 2012, we purchased controlling interests in four hotels for $114.2 million and made one equity method investment for a capital contribution of $12.4 million.

Financing Activity — During 2012, we obtained non-recourse mortgage financing of up to $72.3 million with a weighted-average annual interest rate and term of 4.8% and 6.5 years, respectively.

Public Offering — Since the beginning of our offering in September 2010, through February 28, 2013, we have raised $204.7 million, inclusive of reinvested distributions, of which $112.1 million were raised in 2012.

(b) Financial Information About Segments

We operate in one industry segment, hospitality, with domestic investments. Refer to “Our Portfolio” below.

(c) Narrative Description of Business

Industry Overview

The lodging industry continues to be in a period of recovery that we believe provides growth oriented opportunities as well as opportunities associated with recapitalizations and deleveraging transactions that have arisen as a result of the economic downturn in 2008 and 2009. As the U.S. economy plunged into a recession in 2008, reduced consumer and business spending negatively impacted the lodging sector, resulting in declines in operating fundamentals and hotel values. Additionally, hotel values were negatively impacted by a number of capital markets factors including reduced capital availability and more conservative underwriting. As a result of the deterioration in market and operating fundamentals, as well as declines in hotel values, certain owners of lodging properties are continuing to experience distressed situations as they face the inability to meet debt service obligations or refinance existing debt as it comes due. We believe that over-extended borrowers’ attempts to reduce their leverage and improve their capital structure has presented and will continue to present a need for new equity capital, which we seek to provide. Similarly, other owners have held their assets for extended periods through the downturn and having now experienced a degree of recovery, we believe many will take this as an opportunity to monetize their holdings, creating additional opportunities for us.

According to data from Smith Travel Research, the U.S. hotel industry reported year-over-year revenue per available room (“RevPAR”) increases for 2011 and 2012 of 8.2% and 6.8%, respectively. One of the factors contributing to this growth is the lack of financing for new hotel construction, which is limiting the introduction of new rooms and thus bolstering the demand for existing supply. While we are encouraged by the improvement in lodging fundamentals and believe that we have entered an expansionary phase of the economic cycle, lodging valuations in 2012 did not fully recover to prerecessionary levels. As a result, the ability to refinance highly leveraged loans remains a challenge for many owners. In addition, hotels that were forced to cut back on capital expenditures during the recession are struggling to find the funds necessary to maintain and/or renovate their assets. We believe that the combination of depressed property values and significant capital expenditure needs has created an environment with opportunities to invest new equity capital at attractive risk adjusted returns.

Business Objectives and Strategy

Our objective is to achieve long-term growth in value and generate attractive risk-adjusted returns for our stockholders primarily through capital appreciation and also through current distributions. We seek to create a portfolio with the potential to generate attractive risk-adjusted returns across varying economic cycles, including by taking advantage of opportunities to acquire assets at attractive prices in the current economic environment.

CWI 2012 10-K — 3

Our core strategy for achieving these objectives is to acquire, own and manage a portfolio of lodging and lodging-related properties and to seek to enhance the value of the hotels in our portfolio. We expect to make investments primarily in the U.S. However, we are not prohibited under our organizational documents from making investments outside the U.S. and we may consider investments outside the U.S.

The lodging properties we acquire may include full-service branded hotels located in urban settings, resort properties, high-end independent urban and boutique hotels, select-service hotels and mixed-use projects with non-lodging components. Full-service hotels generally provide a full complement of guest amenities, including food and beverage services, meeting and conference facilities, concierge and room service and valet parking, among others. Select-service hotels typically have limited food and beverage outlets and do not offer comprehensive business or banquet facilities. Resort properties may include smaller boutique hotels and large-scale integrated resorts. We generally intend to acquire fee ownership of our properties but may consider leasehold interests. While our portfolio will develop based upon opportunities and market conditions prevailing from time to time, we expect to target a mix of properties, including those that offer high current income, value-added properties that provide opportunity for capital appreciation and, to the extent available, distressed situations where our investment may be on opportunistic terms.

At this time we are unable to predict what percentage of our assets may consist of investments in any of the lodging categories described above. As opportunities arise, we may invest in other types of real estate-related investments in the lodging industry, such as loans secured by lodging properties, mezzanine loans related to lodging properties (i.e. loans senior to the borrower’s common and preferred equity in, but subordinated to a mortgage loan on, a property), subordinated interests in loans secured by lodging properties and equity and debt securities issued by companies engaged in the lodging sector. We may invest in the securities of other issuers for the purpose of exercising control.

While our core strategy has focused solely on lodging to date, we may also invest across other real estate property sectors. We will adjust our investment focus from time to time based upon market conditions and the advisor’s views on relative value as market conditions change. Our portfolio may include the following:

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

The advisor will evaluate potential acquisitions for us on a case-by-case basis. We are not required to meet any diversification standards and have no specific policies or restrictions regarding the geographic areas where we make investments or on the percentage of our capital that we may invest in a particular asset. However, without the prior approval of a majority of our independent directors, we may not invest more than 25% of our equity capital in non-lodging-related investments. We may also invest in permitted temporary investments, which include bank accounts and certificates of deposit, short-term U.S. government securities and other short-term liquid investments.

Our Portfolio

At December 31, 2012, our portfolio was comprised of our full or partial ownership in eight hotels with 1,751 guest rooms, located in the following markets: Lake Arrowhead, California; Long Beach, California; San Diego, California; Atlanta, Georgia; New Orleans, Louisiana; and Braintree, Massachusetts.

Holding Period

We generally intend to hold our investments in lodging and lodging-related property for an extended period depending on the type of investment. We may dispose of other types of investments, such as investments in securities, more frequently. The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions, with a view to achieving maximum capital appreciation for our stockholders and avoiding increases in risk. No assurance can be given that this objective will be realized.

CWI 2012 10-K — 4

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

Investment Decisions

The subadvisor is primarily responsible for evaluating, negotiating and structuring potential investment opportunities for us. Before an investment is made, the transaction is also reviewed by the investment committee, unless the purchase price and contemplated capital improvements to the investment are $10.0 million or less, in which case the investment may be approved by our Chief Executive Officer. The investment committee retains the authority to identify other categories of transactions that may be entered into without its prior approval. The investment committee is not directly involved in originating or negotiating potential investments, but instead functions as a separate and final step in the acquisition process.

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

•                 William H. Reynolds, Jr. – Currently serving as the Senior Managing Director of MCS Capital, LLC, an affiliate of the Marcus Corporation.

•      Trevor P. Bond – Currently serving as our Chairman, and as the chief executive officer of WPC.

•      Michael G. Medzigian – Currently serving as the chief executive officer of CWI.

Segments

We operate in one reportable segment, hospitality. The Long Beach Venture, Hyatt French Quarter Venture and Westin Atlanta Venture, as fully described in Note 5, were material equity investments of the Company for 2012. As a result, separate financial statements of these ventures are included in this Report. See Item 15(a)(2) of this Report. For 2012, revenue from Lake Arrowhead Resort and Spa, Hilton Garden Inn New Orleans French Quarter/CBD and Hampton Inn Boston Braintree, as further discussed in Note 4, represented 47%, 31%, and 17%, respectively, of our total revenue.

Financing Strategies

At December 31, 2012, our investment portfolio, including both our consolidated and equity method investments, was 57% leveraged. We may fund some individual investments solely or primarily using our equity capital and others may be financed with greater than 50% leverage. The maximum leverage that the advisor may arrange for us to incur in the aggregate on our portfolio, without the need for further approval, is limited to the lesser of 75% of the total costs of our investments or 300% of our net assets.

Over time, we expect to meet our long-term liquidity requirements, including funding additional hotel property acquisitions, through long-term secured and unsecured borrowings and the issuance of additional equity or debt securities.

Transactions with Affiliates

We have and expect in the future to enter into transactions with the advisor, the subadvisor, and our affiliates, including the CPA® REITs and WPC or its affiliates, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures. We may also invest in other vehicles, such as real estate opportunity funds, that were formed, sponsored or managed by the advisor or the subadvisor and their respective affiliates. These transactions may take the form of jointly-owned ventures, direct purchases or sales of assets or debt, mergers or another type of transaction. Like us, the CPA® REITs intend to consider alternatives for providing liquidity for their stockholders some years after they have invested substantially all of the net proceeds from their initial public offerings. A majority of our directors (including the independent directors) must approve any

CWI 2012 10-K — 5

significant investment in which we invest jointly with an entity sponsored and/or managed by the advisor, the subadvisor or their respective affiliates, including the CPA® REITs.

Competition

In raising funds for investment, we face active competition from other companies with similar investment objectives that seek to raise funds from investors through publicly registered, non-traded funds, publicly-traded funds and private funds such as hedge funds. Some of these entities may have substantially greater financial resources than we do and may be able and willing to accept more risk than we can prudently manage. Competition generally may increase the bargaining power of property owners seeking to sell and reduce the number of suitable investment opportunities offered to us or purchased by us.

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

Seasonality

The lodging business is seasonal in nature. Generally, hotel revenues are greater in the second and third calendar quarters than in the first and fourth calendar quarters, although this may not be true for hotels in major tourist destinations. Revenues for hotels in tourist areas generally are substantially greater during tourist season than other times of the year. Seasonal variations in revenue at our hotels can be expected to cause quarterly fluctuations in our revenues. Quarterly earnings also may be adversely affected by events beyond our control, such as extreme weather conditions, economic factors and other considerations affecting travel. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, we may utilize cash on hand, borrowings, or cash raised in our initial public offering to satisfy our obligations.

Environmental Matters

The hotel properties that we acquire will be subject to various federal, state and local environmental laws and regulations. Current and former owners and operators of property may have liability for the cost of investigating, cleaning up or disposing of hazardous materials released at, on, under, in or from the property. These laws typically impose responsibility and liability without regard to whether the owner or operator knew of or was responsible for the presence of hazardous materials or contamination, and liability under these laws is often joint and several. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous materials. As part of our efforts to mitigate these risks, we typically engage third parties to perform assessments of potential environmental risks when evaluating a new acquisition of property, and we frequently obtain contractual protection (indemnities, cash reserves, letters of credit or other instruments) from property sellers, or another third party to address known or potential environmental issues.

(d) Financial Information About Geographic Areas

See “Our Portfolio” above and Note 4 for financial information pertaining to our geographic operations.

(e) Available Information

All filings we make with the SEC, including this Report, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and any amendments to those reports, are available for free on our website, http://www.careywatermark.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s Internet site at http://www.sec.gov. We are providing our website address solely for the information of investors. We do not intend our website to be an active link or to otherwise incorporate the information contained on our website into this report.

We will supply to any stockholder, upon written request and without charge, a copy of this Report as filed with the SEC.

CWI 2012 10-K — 6

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

The offering price for shares being offered in our ongoing initial public offering and through our DRIP was determined by our Board of Directors and may not be indicative of the price at which the shares would trade if they were listed on an exchange or were actively traded by brokers.

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

CWI 2012 10-K — 7

For the period from inception through December 31, 2012, for the year ended December 31, 2012, and for the year ended December 31, 2011, our cumulative distributions of $5.4 million, $4.4 million and $1.0 million, respectively, were sourced 100% from offering proceeds. Future distributions may also be paid from offering proceeds, borrowings and other sources, without limitation, particularly during the period before we have substantially invested the remaining net proceeds from this offering, which would reduce amounts available for the acquisition of properties or require us to repay such borrowings, both of which could reduce your overall return.

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

Our stockholders may experience dilution if we issue additional shares.

Future issuances of common stock will reduce the percentage of our shares owned by existing stockholders who do not participate in future stock issuances.  Stockholders will not be entitled to vote on whether or not we issue additional shares.  In addition, depending on the terms and pricing of an additional offering of our shares and the value of our properties, our stockholders may experience dilution in both the book value and fair value of their shares.  Further, our board could authorize the issuance of stock with terms and conditions that could subordinate the rights of the holders of our current common stock or have the effect of delaying, deferring or preventing a change in control in us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders.

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

This is a “best-efforts,” as opposed to a “firm commitment” offering. This means that the dealer manager is not obligated to purchase any shares of stock, but has only agreed to use its “best efforts” to sell the shares of stock to investors. Thus, aggregate gross proceeds from the initial public offering may be lower than anticipated, which would limit flexibility in implementation of our business plans. At any point during our initial public offering, there can be no assurance that more shares of common stock will be sold than have already been sold.

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

CWI 2012 10-K — 8

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

The past performance of WPC or Watermark Capital Partners or partnerships and programs sponsored or managed by WPC, including the CPA® REITs, may not be indicative of the advisor’s performance with respect to us. We cannot guarantee that the advisor will be able to successfully manage and achieve liquidity for us to the extent it has in the past.

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

Moreover, lenders for certain of our assets may request change of control provisions in the loan documentation that would make the termination or replacement of our advisor, or the dissolution of our advisor, events of default or events requiring the immediate repayment of the full outstanding balance of the loan. If such an event of default or repayment event occurs with respect to any of our assets, our revenues and distributions to our stockholders may be adversely affected.

WPC and our dealer manager are parties to a settlement agreement with the SEC and are subject to a federal court injunction as well as a consent order with the Maryland Division of Securities.

In 2008, WPC and Carey Financial, the dealer manager for the initial public offering, settled all matters relating to an investigation by the SEC, including matters relating to payments by certain CPA® REITs during 2000-2003 to broker-dealers that distributed their shares, which were alleged by the SEC to be undisclosed underwriting compensation, which WPC and Carey Financial neither admitted nor denied. In connection with implementing the settlement, a federal court injunction has been entered against WPC and Carey Financial enjoining them from violating a number of provisions of the federal securities laws. Any further violation of these laws by WPC or Carey Financial could result in civil remedies, including sanctions, fines and penalties, which may be more severe than if the violation had occurred without the injunction being in place. Additionally, if WPC or Carey Financial breaches the terms of the injunction, the SEC may petition the court to vacate the settlement and restore the SEC’s original action to the active docket for all purposes.

The settlement is not binding on other regulatory authorities, including the Financial Industry Regulatory Authority (“FINRA”), which regulates Carey Financial, state securities regulators, or other regulatory organizations, which may seek to commence proceedings or take action against WPC or its affiliates on the basis of the settlement or otherwise.

In 2012, CPA®:15, WPC and Carey Financial (the “Parties”) settled all matters relating to an investigation by the state of Maryland regarding the sale of unregistered securities of CPA®:15 in 2002 and 2003. Under the consent order, the Parties agreed, without admitting or denying liability, to cease and desist from any further violations of selling unregistered securities in Maryland. Contemporaneous with the issuance of the consent order, the Parties paid to the Maryland Division of Securities a civil penalty of $10,000.

Additional regulatory action, litigation or governmental proceedings could adversely affect us by, among other things, distracting WPC and Carey Financial from their duties to us, resulting in significant monetary damages to WPC and Carey Financial which could adversely affect their ability to perform services for us, or resulting in injunctions or other restrictions on WPC’s or Carey Financial’s ability to act as our advisor and sales agent, respectively, in the U.S. or in one or more states.

CWI 2012 10-K — 9

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

Payment of fees to the advisor, and distributions to Carey Watermark Holdings in cash, will reduce cash available for investment and distribution.

The advisor will perform services for us in connection with the selection and acquisition of our investments, the management and leasing of our properties and the administration of our other investments. Unless the advisor elects to receive shares of our common stock in lieu of cash compensation, we will pay the advisor substantial cash fees for these services. In addition, Carey Watermark Holdings is entitled to certain distributions from the Operating Partnership. The payment of these fees and distributions will reduce the amount of cash available for investments or distribution to our stockholders.

Our advisor, subadvisor and their affiliates may be subject to conflicts of interest.

Our advisor manages our business and selects our investments. The subadvisor performs services for the advisor relating to us. Our advisor, subadvisor and their affiliates have potential conflicts of interest in their dealings with us. Circumstances under which a conflict could arise between us and our advisor and its affiliates include:

•                  the receipt of compensation by our advisor and subadvisor for acquisitions of investments, leases, sales and financing for us, which may cause our advisor to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;

•                  agreements between us and our advisor, and between the advisor and subadvisor, including agreements regarding compensation, will not be negotiated on an arm’s-length basis as would occur if the agreements were with unaffiliated third parties;

•                  acquisitions of single assets or portfolios of assets from affiliates, including the CPA® REITs, subject to our investment policies and procedures, which may take the form of a direct purchase of assets, a merger or another type of transaction;

•                  competition with WPC and entities managed by it and the subadvisor for investment acquisitions. All such conflicts of interest will be resolved by our advisor. Although our advisor is required to use its best efforts to present a continuing and suitable investment program to us, decisions as to the allocation of investment opportunities present conflicts of interest, which may not be resolved in the manner that is most favorable to our interests;

•                  a decision by the asset operating committee (on our behalf) of whether to hold or sell an asset. This decision could impact the timing and amount of fees payable to our advisor and subadvisor as well as allocations and distributions payable to Carey Watermark Holdings pursuant to its special general partner interests. On the one hand, our advisor receives asset management fees and may decide not to sell an asset. On the other hand, the advisor receives disposition fees and Carey Watermark

CWI 2012 10-K — 10

Holdings will be entitled to certain profit allocations and cash distributions based upon sales of assets as a result of its operating partnership profits interest, and the subadvisor will share in apportion of those fees and distributions;

•                  business combination transactions, including mergers, with WPC or the CPA® REITs;

•                  decisions regarding liquidity events, which may entitle our advisor, subadvisor and their affiliates to receive additional fees and distributions in respect of the liquidations;

•                  a recommendation by our advisor that we declare distributions at a particular rate because our advisor and Carey Watermark Holdings may begin collecting subordinated fees once the applicable preferred return rate has been met;

•                  disposition fees based on the sale price of assets and interests in disposition proceeds based on net cash proceeds from sale, exchange or other disposition of assets may cause a conflict between the advisor’s desire to sell an asset and our plans to hold or sell the asset; and

•                  the termination of the advisory agreement and other agreements with our advisor, subadvisor and their affiliates.

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

In addition, Mr. Medzigian, one of our directors, is and will be a principal in other real estate investment transactions or programs that may compete with us. Currently, Mr. Medzigian is the chairman and managing partner of Watermark Capital Partners. Watermark Capital Partners is a private investment and management firm that specializes in real estate private equity transactions involving hotels and resorts, resort residential products, recreational projects including golf and club ownership programs and new-urbanism and mixed-use projects. Watermark Capital Partners, through its affiliates, currently owns interests in and/or manages five lodging properties within the U.S., including the two which are part of joint ventures with WPC and the two in which Watermark Capital Partners serves as asset manager pursuant to an asset management agreement with an affiliate of WPC. Mr. Bond, our chairman, is a director and chief executive officer of WPC, which is a real estate advisory and investment company that has been sponsoring and advising real estate programs primarily engaged in long-term net-leased investments for 40 years. WPC and the CPA® REITs own eight investments in 20 lodging properties located within the U.S., including the two which are part of joint ventures with Watermark Capital Partners. WPC, the CPA® REITs and Watermark Capital Partners have an economic interest in other transactions, including in such pre-existing lodging investments, and Messrs. Medzigian and Bond, by virtue of their positions in Watermark Capital Partners, WPC and the CPA® REITs, as applicable, may be subject to conflicts of interests.

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

Entities managed by our advisor in the future, and entities separately managed now or in the future by WPC and Watermark Capital Partners, such as the CPA® REITs, may compete with us with respect to properties, potential purchasers, sellers of properties, and

CWI 2012 10-K — 11

mortgage financing for properties. If in the future some of the entities formed and managed by our advisor or the subadvisor or their respective affiliates focus specifically on lodging investments, they may receive preference in the allocation of those types of investments.

We may incur material losses on some of our investments.

One of our objectives is to generate attractive risk-adjusted returns, which means that we will take on risk in order to achieve higher returns. We expect that we will incur losses on some of our investments. Some of those losses could be material.

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

We participate in joint ventures and purchase assets jointly with third parties, Watermark Capital Partners or the other entities sponsored or managed by the advisor or WPC, such as the CPA® REITs. There are additional risks involved in joint venture transactions. As a co-investor in a joint venture, we may not be in a position to exercise sole decision-making authority relating to the property, joint venture or other entity. In addition, there is the potential of our joint venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of us and our partner. These diverging interests could result in, among other things, exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly-owned property could reduce the value of each portion of the divided property. Further, the fiduciary obligation that the advisor or members of our board may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

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

CWI 2012 10-K — 12

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

We must comply with the ADA and fire and safety regulations, which can require significant expenditures. All of our properties must comply with the applicable portions of the ADA. The ADA, for example, has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to persons with disabilities. If we fail to comply with the ADA and other applicable laws, the U.S., or in case we invest outside the U.S., a foreign government might impose fines on us and award damages to individuals affected by the failure. In addition, we must operate our properties in compliance with numerous local and, if we invest outside the U.S., with foreign fire and safety regulations, building codes and other land use regulations. Compliance with these requirements could require us to spend substantial amounts of money, which could adversely affect our operating results. Failure to comply with these requirements may also affect the marketability of the properties.

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

CWI 2012 10-K — 13

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

The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. gross domestic product. It is also sensitive to business and personal discretionary spending levels. Declines in corporate budgets and consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions can lower the revenues and profitability of our hotel properties and therefore our net operating profits. The global economic downturn in 2008 and 2009 led to a significant decline in demand for products and services provided by the lodging industry, lower occupancy levels and significantly reduced room rates.

During 2012 as compared to the prior year period, we observed slow improvement in the U.S. economy following the significant distress experienced in 2008 and 2009. Our business will be dependent on the speed and strength of that recovery, which cannot be

CWI 2012 10-K — 14

predicted at this time. A further extended period of economic weakness would likely have an adverse impact on our revenues and negatively affect our profitability.

Furthermore, a reduction in available financing for real estate-related investments may impact our financial condition by increasing our cost of borrowing, reducing our overall leverage (which may reduce our returns on investment) and making it more difficult for us to obtain financing for ongoing acquisitions. These effects could, in turn, adversely affect our ability to make distributions to our stockholders.

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

CWI 2012 10-K — 15

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

We may acquire sites under development, as well as sites that have existing properties, including properties which require renovation. If we acquire a property for development or renovation, we may be subject to the risk that we cannot control construction costs and the timing of completion of construction or a developer’s ability to build in conformity with plans, specifications and timetables.

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

CWI 2012 10-K — 16

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

We also face competition for investment opportunities. In addition to WPC, Watermark Capital Partners, and their respective affiliates including the CPA® REITs, these competitors may be other REITs, national lodging chains and other entities that may have substantially greater financial resources than we do. If the advisor is unable to compete successfully in the acquisition and management of our lodging properties, our results of operation and financial condition may be adversely affected and may reduce the cash available for distribution to our stockholders.

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

We are not required to complete a liquidity event by a specified date. The lack of an active public trading market for our shares could make it difficult for our stockholders to sell shares quickly or at all. We may amend, suspend or terminate our redemption plan without giving our stockholders advance notice.

There is no active public trading market for our shares, and we do not expect there ever will be one. Moreover, we are not required to complete a liquidity event by a specified date. Our stockholders should not rely on our redemption plan as a method to sell shares promptly because our redemption plan includes numerous restrictions that limit the ability to sell shares to us, and our Board of Directors may amend, suspend or terminate our redemption plan without giving advance notice. In particular, the redemption plan provides that we may redeem shares only if we have sufficient funds available for redemption and to the extent the total number of shares for which redemption is requested in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed five percent of the total number of our shares outstanding as of the last day of the immediately preceding fiscal quarter. Therefore, it will be difficult for our stockholders to sell shares promptly or at all. In addition, the price received for any shares sold prior to a liquidity event is likely to be less than the net asset value of the share at that time. Investor

CWI 2012 10-K — 17

suitability standards imposed by certain states may also make it more difficult to sell shares to someone in those states. The shares should be purchased as a long-term investment only.

The limit in our charter on the number of our shares a person may own may discourage a takeover, which might provide our stockholders with liquidity or other advantages.

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

Distributions payable by REITs generally do not qualify for reduced U.S. federal income tax rates because qualifying REITs do not pay U.S. federal income tax on their net income.

The maximum U.S. federal income tax rate for distributions payable by domestic corporations to taxable U.S. stockholders is 20% under current law. Distributions payable by REITs, however, are generally not eligible for the reduced rates, except to the extent that they are attributable to distributions paid by a taxable REIT subsidiary or a C corporation, or relate to certain other activities. This is because qualifying REITs receive an entity level tax benefit from not having to pay U.S. federal income tax on their net income. As a result, the more favorable rates applicable to regular corporate distributions could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the reduced U.S. federal income tax rates applicable to corporate distributions, which could negatively affect the value of our properties.

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

CWI 2012 10-K — 18

Conflicts of interest may arise between holders of our common shares and holders of partnership interests in the Operating Partnership.

Our directors and officers have duties to us and to our stockholders under Maryland law in connection with their management of us. At the same time, our Operating Partnership was formed in Delaware, and we, as general partner, will have fiduciary duties under Delaware law to the Operating Partnership and to the limited partners in connection with the management of the Operating Partnership. Our duties as general partner of the Operating Partnership and its partners may come into conflict with the duties of our directors and officers to us and our stockholders.

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

Maryland law could restrict a change in control, which could have the effect of inhibiting a change in control of us even if a change in control were in our stockholders’ interest.

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

These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder. Thereafter, any business combination must be recommended by our Board of Directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding voting shares and two-thirds of the votes entitled to be cast by holders of our voting shares other than voting shares held by the interested stockholder or by an affiliate or associate of the interested stockholder. These requirements could have the effect of inhibiting a change in control of us even if a change in control were in our stockholders’ interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our Board of Directors prior to the time that someone becomes an interested stockholder. In addition, a person is not an interested stockholder if our Board of Directors approved in advance the transaction by which he or she otherwise would have become an interested stockholder. However, in approving a transaction, our Board of Directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board.

Our charter permits our Board of Directors to issue stock with terms that may subordinate the rights of the holders of our current common stock or discourage a third party from acquiring us.

Our Board of Directors may determine that it is in our best interest to classify or reclassify any unissued stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of any such stock. Thus, our Board of Directors could authorize the issuance of such stock with terms and conditions that could subordinate the rights of the holders of our common stock or have the effect of delaying, deferring or

CWI 2012 10-K — 19

preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock. However, the issuance of preferred stock must also be approved by a majority of independent directors not otherwise interested in the transaction, who will have access at our expense to our legal counsel or to independent legal counsel. In addition, our Board of Directors, with the approval of a majority of the entire board and without any action by the stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series that we have authority to issue. If our Board of Directors determines to take any such action, it will do so in accordance with the duties it owes to holders of our common stock.

We and our hotel managers rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We and our hotel managers rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as individually identifiable information, including information relating to financial accounts. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal corporate offices are located at 50 Rockefeller Plaza, New York, New York 10020.

The following table sets forth certain information for each of the four hotels that we consolidate in our financial statements (our “Consolidated Hotels”), as further discussed in Note 4, and the four hotels that we record as equity investments in our financial statements (our “Unconsolidated Hotels”), as further discussed in Note 5, at December 31, 2012:

Hotel	Brand	State	Number of Rooms	% Owned	Acquisition Date
Consolidated Hotels
Lake Arrowhead Resort and Spa (a)		California	173	97%	7/2012
San Diego Mission Valley	Courtyard by Marriott	California	317	100%	12/2012
New Orleans French Quarter/CBD	Hilton Garden Inn	Louisiana	155	88%	6/2012
Boston Braintree	Hampton Inn	Massachusetts	103	100%	5/2012
			748
Unconsolidated Hotels
Hotel Maya Long Beach	Doubletree by Hilton	California	199	49%	5/2011
Long Beach Downtown	Residence Inn by Marriott	California	178	49%	5/2011
Atlanta Perimeter North	Westin	Georgia	372	57%	10/2012
New Orleans French Quarter	Hyatt	Louisiana	254	80%	9/2011
			1,003

CWI 2012 10-K — 20

___________

(a)         The hotel is currently operating as an independent, however upon completion of renovations, which are scheduled for early 2013, we anticipate the conversion of this hotel to a Marriott Autograph Collection hotel.

Item 3. Legal Proceedings.

At December 31, 2012, we were not involved in any material litigation, nor, to our knowledge, is any material litigation threatened against us.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unlisted Shares and Distributions

There is no active public trading market for our shares. At March 4, 2013, there were 8,055 holders of record of our shares of common stock.

We are required to distribute annually at least 90% of our distributable REIT net taxable income to maintain our status as a REIT. Quarterly distributions declared by us for the past two years are as follows:

	Years Ended December 31,
	2012	2011
First quarter	$0.1000	$0.1000
Second quarter (a)	0.1500	0.1000
Third quarter (a)	0.1500	0.1000
Fourth quarter (a)	0.1500	0.1000
	$0.5500	$0.4000

___________

(a)         For the second, third and fourth quarters of 2012, $0.025 of each distribution was payable in shares of our common stock.

Unregistered Sales of Equity Securities

For the three months ended December 31, 2012, we issued 19,370 shares of common stock to the advisor as consideration for asset management fees. These shares were issued at $10.00 per share, which represents our offering price. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

CWI 2012 10-K — 21

Use of Offering Proceeds

We intend to use the net proceeds of our initial public offering to acquire, own and manage a portfolio of interests in lodging and lodging related properties and fund distributions to our stockholders. The use of proceeds from our initial public offering of common stock, which commenced in March 2011 pursuant to a registration statement (File No. 333-149899) that was declared effective in September 2010, was as follows at December 31, 2012 (in thousands, except share amounts):

Shares registered	100,000,000
Aggregate price of offering amount registered	$1,000,000
Shares sold (a)	15,818,159
Aggregated offering price of amount sold	$157,463
Direct or indirect payments to the advisor including directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(13,390)
Direct or indirect payments to broker-dealers	(4,725)
Net offering proceeds to the issuer after deducting expenses	139,348
Purchases of real estate related assets, net of financings	(89,825)
Acquisition-related expenses	(6,047)
Cash distributions paid to stockholders	(3,716)
Repayment of mortgage financing	(2,000)
Working capital	(7,031)
Temporary investments in cash and cash equivalents	$30,729

___________

(a)         Excludes shares issued to affiliates, including our advisor, and shares issued pursuant to our distribution reinvestment plan.

Issuer Purchases of Equity Securities

For the three months ended December 31, 2012, we received requests to redeem 11,412 shares of our common stock, pursuant to our redemption plan, which were all redeemed in the fourth quarter of 2012.

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2012 Period	shares purchased (a)	paid per share	plans or program (a)	plans or program (a)
October	—	—	N/A	N/A
November	—	—	N/A	N/A
December	11,412	$9.00	N/A	N/A
Total	11,412

___________

(a)         Represents shares of our common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders who have held their shares for at least one year from the date of their issuance, subject to certain exceptions, conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our Board of Directors. The redemption plan will terminate if and when our shares are listed on a national securities exchange.

Securities Authorized for Issuance Under Equity Compensation Plans

This information will be contained in our definitive proxy statement for the 2013 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

CWI 2012 10-K — 22

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 (in thousands except per share amounts):

	Years Ended December 31,
	2012	2011	2010
Operating Data (a)
Total revenues	$13,036	$-	$-
Net loss	(3,842)	(712)	(298)
Add: Loss attributable to noncontrolling interests	1,119	-	-
Net loss attributable to CWI stockholders	(2,723)	(712)	(298)

Basic and diluted loss per share:
Net loss attributable to CWI stockholders (b)	(0.29)	(0.25)	(1.44)

Distributions declared per share (c)	0.5500	0.4000	-

Balance Sheet Data
Total assets	$229,758	$41,775	$333
Net investments in real estate (d)	186,521	33,466	-
Non-recourse debt	88,762	-	-
Due to affiliates (e)	847	456	46

Other Information
Net cash used in operating activities	$(5,850)	$(1,091)	$(62)
Cash distributions paid	3,110	606	-
Payments of mortgage principal (f)	2,000	-	-

___________

(a)         For the period from inception (March 10, 2008) through December 31, 2009, we had no significant assets, cash flows, or results of operations, and accordingly periods prior to January 1, 2010 are not presented.

(b)         For purposes of determining the weighted-average number of shares of common stock outstanding and loss per share, historical amounts have been adjusted to treat stock distributions declared through March 12, 2013 as if they were outstanding as of the beginning of the periods presented.

(c)          For the second, third and fourth quarters of 2012, $0.025 of each distribution was payable in shares of our common stock for a total of $0.075.

(d)         Net investments in real estate consist of Net investments in properties and Equity investments in real estate.

(e)          Amounts due to affiliates for the year ended December 31, 2012, 2011 and 2010 do not include accumulated organization and offering costs incurred by our advisor in excess of a 2% cap of offering proceeds under the advisory agreement totaling $4.3 million, $4.2 million and $3.4 million, respectively (Note 3). We are not currently obligated to pay these costs.

(f)           Represents a principal paydown on the Lake Arrowhead Resort and Spa mortgage loan (Note 4).

CWI 2012 10-K — 23

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

Business Overview

As described in more detail in Item 1 of this Report, we are a publicly owned, non-listed REIT formed as a Maryland corporation in March 2008 for the purpose of acquiring, owning, disposing of and, through the advisor, managing and seeking to enhance the value of interests in lodging and lodging-related properties. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions to our stockholders and other factors. We intend to conduct substantially all of our investment activities and own all of our assets through the Operating Partnership. We are a general partner and a limited partner of, and own a 99.985% capital interest in, the Operating Partnership. Carey Watermark Holdings, which is owned indirectly by WPC and Watermark Capital Partners, holds a special general partner interest of 0.015% in the Operating Partnership. At December 31, 2012, we held ownership interests in eight hotels, with a total of 1,751 rooms.

Our results of operations were significantly impacted by our 2012 investment activity. During 2012, we acquired four Consolidated Hotels (Note 4) and one Unconsolidated Hotel (Note 5). Two of our Consolidated Hotels were under renovation during the period after their acquisition. One of our Unconsolidated Hotels was under renovation from October 2011 through May 2012. During these renovations, a portion of the total rooms were unavailable and demand was reduced, impacting each of these hotels operating results.

Financial Highlights

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Revenue	$13,036	$-	$-
Income from equity investments in real estate	1,611	1,082	-
Loss attributable to CWI stockholders	(2,723)	(712)	(298)

Net cash used in operating activities	(5,850)	(1,091)	(62)
Net cash used in investing activities	(134,705)	(33,466)	-
Net cash provided by financing activities	163,253	42,255	386

Cash distributions paid	3,110	606	-

We consider the performance metrics listed above to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. For a discussion of Modified funds (used in) from operations (“MFFO”), a supplemental measure that is not defined by GAAP (“non-GAAP”) as described below and that we also consider to be an important metric, see Supplemental Financial Measure below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable measure in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

We began operations in March 2011. For the year ended December 31, 2012, we recognized net loss attributable to CWI stockholders of $2.7 million. Our current year results primarily reflect an operating loss from our hotels of $7.8 million, partially offset by a bargain purchase gain of $3.8 million resulting from our acquisition of Lake Arrowhead Resort and Spa (Note 4). Included in our operating loss are acquisition expenses of $5.5 million as a result of our investment activity.

Our first quarter 2013 declared daily distribution is $0.0016665 per share, comprised of $0.0013888 per day payable in cash and $0.0002777 per day payable in shares of CWI’s common stock, which equates to $0.6000 per share on an annualized basis and will be paid on or about April 15, 2013 to stockholders of record on each day during the first quarter.

CWI 2012 10-K — 24

Significant Developments

Acquisitions

In 2012, we acquired controlling interests in four hotels: Hampton Inn Boston Braintree, Hilton Garden Inn New Orleans French Quarter/CBD, Lake Arrowhead Resort and Spa, and Courtyard San Diego Mission Valley (Note 4). Additionally, in October 2012, we acquired a noncontrolling interest in the Westin Atlanta Venture (Note 5).

Financings

During 2012, in connection with our acquisitions, we secured non-recourse mortgage financing of up to $72.3 million with a weighted-average annual interest rate and term of 4.8% and 6.5 years, respectively, of which we have drawn $71.0 million at December 31, 2012.

Public Offering

In June 2012, our Board of Directors extended our primary offering to September 15, 2013. If we file another registration statement prior to September 15, 2013 in order to sell additional shares, we could continue to sell shares in the ongoing primary offering until the earlier of March 16, 2014 or the effective date of the subsequent registration statement. Our Board of Directors may terminate the primary offering at any time.

Since the beginning of our offering in September 2010 through December 31, 2012, we raised $159.6 million, inclusive of reinvested distributions.

Current Trends

Lodging Fundamentals

Smith Travel Research, a leading provider of hospitality industry data, reported that the U.S. hotel industry’s three key performance metrics increased in the year ended December 31, 2012. In year-over-year measurements, the industry’s occupancy increased from 59.9% to 61.4%, ADR rose 4.2% from $101.82 to $106.10, and RevPAR increased by 6.8% from $61.02 to $65.17. Despite continuing global economic concerns as of the date of this Report, hotel operators and industry analysts maintain that the key hotel industry performance indicators show no sign of a slowdown.

Due to the lack of new construction starts in lodging properties in recent years as well as a current scarcity of construction financing, we believe that new lodging supply growth should remain below historical levels for the foreseeable future. We anticipate that this low supply growth, coupled with expected growth in demand, will allow hotel operators to continue to increase average daily rates in the near term.

Investor Capital Inflows

Investor capital inflows for non-listed REITs overall improved 16.8% during the year ended December 31, 2012 compared to 2011.

During 2012, we raised offering proceeds, inclusive of reinvested distributions, of $112.1 million compared to $47.5 million for 2011, which reflected activity since March 3, 2011, representing an increase of 136%.

CWI 2012 10-K — 25

How We Evaluate Results of Operations

We evaluate our results of operations with a primary focus on our ability to generate cash flow necessary to meet our objectives of funding distributions to stockholders and increasing our equity in our real estate investments. As a result, our assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flows, and to other non-cash charges, such as depreciation and impairment charges.

We consider cash flows from operating activities, cash flows from investing activities, cash flows from financing activities and MFFO, a non-GAAP performance metric, to be important measures in the evaluation of our results of operations, liquidity and capital resources. Cash flows from operating activities are primarily from hotel operations and distributions from our equity investments. Our evaluation of the amount and expected fluctuation of cash flows from operating activities is essential in evaluating our ability to fund operating expenses, service debt and fund distributions to stockholders.

We focus on measures of cash flows from investing activities and cash flows from financing activities in our evaluation of our capital resources. We anticipate that investing activities will typically consist of the acquisition or disposition of investments in real property and the funding of capital expenditures with respect to real properties. We anticipate that financing activities will primarily consist of the payment of distributions to stockholders, obtaining non-recourse mortgage financing, generally in connection with the acquisition or refinancing of properties, and making mortgage loan principal payments. Our financing strategy is to attempt to purchase substantially all of our properties with a combination of equity and non-recourse mortgage debt. A lender on a non-recourse mortgage loan generally has recourse only to the property collateralizing such debt and not to any of our other assets. We expect that this strategy will allow us to diversify our portfolio of properties and, thereby, limit our risk.

In addition, we use other information that may not be financial in nature, including statistical information to evaluate the operating performance of our business, including occupancy rate, ADR and RevPAR. Occupancy rate, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy rate, is an important statistic for monitoring operating performance at our hotels. Our occupancy rate, ADR and RevPAR performance may be impacted by macroeconomic factors such as U.S. economic conditions generally, regional and local employment growth, personal income and corporate earnings, office vacancy rates and business relocation decisions, airport and other business and leisure travel, new hotel construction and the pricing strategies of competitors.

Results of Operations

We have a limited operating history. We are dependent upon proceeds received from our offering to conduct our activities. Our results of operations for the periods presented include the revenues and expenses of our Consolidated Hotels from the dates of their acquisitions in 2012 (Note 4). The results of our Unconsolidated Hotels are reflected as equity earnings from the dates of their acquisitions in 2011 and 2012 (Note 5).

CWI 2012 10-K — 26

Hotel Revenues

The following tables set forth room, food and beverage and other revenues, occupancy rate, ADR and RevPAR from each of our Consolidated Hotel’s respective acquisition date through December 31, 2012 (dollars in thousands, except ADR and RevPAR):

		Hilton Garden Inn		Courtyard
	Hampton Inn	New Orleans	Lake Arrowhead	San Diego
	Boston Braintree	French Quarter/CBD	Resort and Spa	Mission Valley
	May 31, 2012	June 8, 2012	July 9, 2012	December 6, 2012
	through	through	through	through
	December 31, 2012	December 31, 2012	December 31, 2012	December 31, 2012	Total
Hotel Revenues
Room revenue	$2,179	$3,347	$2,859	$521	$8,906
Food and beverage	-	303	2,293	75	2,671
Other hotel income	32	344	965	54	1,395
	$2,211	$3,994	$6,117	$650	$12,972

Occupancy rate	72.9%	76.6%	52.1%	59.0%	66.1%
ADR	$135.67	$136.24	$180.24	$105.15	$144.95
RevPAR	$98.84	$104.31	$93.90	$62.04	$95.78

During the period, Hampton Inn Boston Braintree and Lake Arrowhead Resort and Spa underwent renovations, which impacted the availability of and demand for their rooms. In addition, demand for rooms is seasonal. Therefore, the revenues presented are not necessarily indicative of future results.

Hotel Operating Expenses

The following table sets forth hotel operating expenses for each of our Consolidated Hotels from their respective acquisition date through December 31, 2012 (in thousands):

		Hilton Garden Inn		Courtyard
	Hampton Inn	New Orleans	Lake Arrowhead	San Diego
	Boston Braintree	French Quarter/CBD	Resort and Spa	Mission Valley
	May 31, 2012	June 8, 2012	July 9, 2012	December 6, 2012
	through	through	through	through
	December 31, 2012	December 31, 2012	December 31, 2012	December 31, 2012	Total
Hotel operating expenses	$1,683	$3,484	$5,775	$584	$11,526

Acquisition-Related Expenses

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, acquisition-related expenses increased by $5.1 million, primarily attributable to $5.5 million of expenses associated with acquisitions in 2012. We immediately expense acquisition-related costs and fees associated with business combinations.

Corporate General and Administrative Expenses

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, corporate general and administrative expenses increased by $1.8 million, primarily due to increases in professional fees of $1.0 million. Professional fees include legal, accounting and investor-related expenses incurred in the normal course of business and increased as a result of higher investment activity in 2012. Additionally, during 2011, we charged $0.7 million back to the advisor for excess operating expenses pursuant to our advisory agreement (Note 3). We did not have a similar charge during 2012.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, corporate general and administrative expenses increased by $0.3 million, reflecting operating activity, which commenced during 2011.

Asset Management Fees to Affiliate

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, asset management fees increased by $0.4 million as a result of our acquisition activity during 2011 and 2012. Such fees, which are paid to the advisor, are based on the value of average total assets under management.

CWI 2012 10-K — 27

Operating Loss

2012 — For the year ended December 31, 2012, operating loss was $7.8 million. As described above, we recognized acquisition-related expenses and Corporate general and administrative expense of $5.5 million and $2.5 million, respectively, during 2012. These expenses were partially offset by Hotel revenues in excess of Hotel operating expenses from the operations of the Hampton Inn Boston Braintree, the Hilton Garden Inn New Orleans French Quarter/CBD, the Lake Arrowhead Resort and Spa and the Courtyard San Diego Mission Valley of $0.5 million, $0.5 million, $0.3 million and less than $0.1 million, respectively, during their respective periods of operation in 2012.

Income from Equity Investments in Real Estate

Income from equity investments in real estate represents earnings from our equity investments in Unconsolidated Hotels recognized in accordance with each respective investment agreement and, where applicable, based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period. We are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds fair value and is determined to be other than temporary.

The following tables set forth our share of equity earnings (loss) from our Unconsolidated Hotels, as well as each venture’s occupancy rate, ADR and RevPAR. The year ended December 31, 2012 reflects a full year of operations from our Long Beach Venture and Hyatt French Quarter Venture, which were acquired during 2011, and operations from our Westin Atlanta Venture from its acquisition date of October 3, 2012. The year ended December 31, 2011 includes income from our Long Beach Venture and Hyatt French Quarter Venture from their respective acquisition dates. The Long Beach Venture includes the operations of the Hotel Maya and the Residence Inn. Occupancy rates, ADR and RevPAR provide information about the underlying performance of the ventures since their respective acquisition dates and are not necessarily indicative of equity earnings recognized, which are based on the hypothetical liquidation at book value model (Note 5). (Dollars in thousands, except ADR and RevPAR):

	Long Beach	Hyatt French	Westin Atlanta
	Venture	Quarter Venture	Venture
	January 1, 2012	January 1, 2012	October 3, 2012
	through	through	through
	December 31, 2012	December 31, 2012	December 31, 2012	Total
Income (loss) from equity investments	$1,812	$992	$(1,193)	$1,611
Occupancy rate	76.4%	63.8%	62.5%	70.2%
ADR	$140.80	$149.49	$114.55	$140.62
RevPAR	$107.54	$95.39	$71.61	$98.68

	Long Beach	Hyatt French
	Venture	Quarter Venture
	May 5, 2011	September 6, 2011
	through	through
	December 31, 2011	December 31, 2011	Total
Income from equity investments	$735	$347	$1,082
Occupancy rate	73.6%	62.7%	70.9%
ADR	$133.62	$123.68	$131.50
RevPAR	$98.29	$77.57	$93.29

For the year ended December 31, 2012 as compared to the period from acquisition on May 5, 2011 through December 31, 2011, RevPAR increased by 9.4% and the occupancy rate increased from 73.6% to 76.4% for the Long Beach Venture. These increases reflect an increase in ADR of $7.18, or 5.4% when comparing the respective periods. RevPAR, occupancy rates and ADR were positively impacted by increased transient demand at Hotel Maya and strong extended-stay occupancy at the Residence Inn.

For the year ended December 31, 2012 as compared to the period from acquisition on September 6, 2011 through December 31, 2011, RevPAR increased by 23.0% and the occupancy rate increased from 62.7% to 63.8% for the Hyatt French Quarter Venture. These increases reflect an increase in ADR of $25.81, or 20.9% when comparing the respective periods. The hotel was acquired in

CWI 2012 10-K — 28

September 2011 and underwent substantial renovation from October 2011 through May 2012, which significantly decreased the inventory of rooms available to customers and impacted the comparability of the reporting periods.

Bargain Purchase Gain

During the third quarter of 2012, we recognized a bargain purchase gain of $3.8 million on the purchase of our controlling interest in the Lake Arrowhead Resort and Spa because the fair value assigned to the assets acquired net of liabilities assumed exceeded the consideration paid (Note 4).

Interest Expense

For the year ended December 31, 2012, interest expense totaled $1.2 million primarily as a result of mortgage financing obtained and assumed in connection with our Consolidated Hotels from their acquisition dates during 2012 through December 31, 2012.

Loss Attributable to Noncontrolling Interests

For the year ended December 31, 2012, aggregate losses attributable to noncontrolling interests were $1.1 million (Note 4). Our venture partners’ shares of losses related to the Hilton Garden Inn French Quarter/CBD and Lake Arrowhead Ventures were $0.9 million and $0.2 million, respectively, from their respective dates of acquisition during 2012 through December 31, 2012.

Net Loss Attributable to CWI Stockholders

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, net loss attributable to CWI stockholders increased by $2.0 million.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, net loss attributable to CWI stockholders increased by $0.4 million.

Financial Condition

We are currently raising capital from the sale of our common stock in our initial public offering and expect to use such proceeds to acquire, own and manage a portfolio of hotels as well as seek to enhance the value of interests in lodging and lodging-related properties. After investing capital raised through our initial public offering, which in June 2012 was extended by our Board of Directors from September 15, 2012, its initial expiration date, until September 15, 2013, we expect our primary source of operating cash flow to be generated from cash flow from our investments. We expect that these cash flows will fluctuate period to period due to a number of factors, which may include, among other things, the financial and operation performance of our hotels. Despite these fluctuations, we believe our investments will generate sufficient cash from operations to meet our short-term and long-term liquidity needs in the future as described below. However, as we continue to raise capital, it may be necessary to use cash raised in our initial public offering to fund our operating activities.

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

As a REIT, we are permitted to own lodging properties but are prohibited from operating these properties. In order to comply with applicable REIT qualification rules, we enter into leases for each of our lodging properties with TRS lessees. The TRS lessees in turn contract with independent hotel management companies that manage day-to-day operations of our hotels under the oversight of the subadvisor.

Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements generally through existing cash balances and, if necessary, short-term borrowings. We currently anticipate that our existing cash balances will fund our operating costs in the near term. As we acquire hotel assets with the proceeds from our ongoing initial public offering and possibly short-term borrowings, including from our advisor or its

CWI 2012 10-K — 29

affiliates, as described below in Cash Resources, we believe that our net cash provided by operations will be adequate to fund operating requirements, pay interest of any borrowings and fund distributions in accordance with REIT requirements of the federal income tax laws. Over time, we expect to meet our long-term liquidity requirements, including funding additional hotel property acquisitions, through long-term secured and unsecured borrowings and the issuance of additional equity securities in our public offering.

Our liquidity is affected adversely by unanticipated costs and greater-than-anticipated operating expenses. To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from future cash generated from operations or through short-term borrowings from the advisor or its affiliates, as described below. In addition, subject to limitations described in the prospectus for our offering dated April 30, 2012 (the “Prospectus”), we may incur indebtedness in connection with the acquisition of any property, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financings or refinancings in additional properties.

Sources and Uses of Cash During the Year

We use the cash flow generated from hotel operations to meet our operating expenses and service debt. Our cash flows fluctuate from period to period due to a number of factors, which may include, among other things, the timing of purchases of real estate, the timing and characterization of distributions from equity investments in lodging properties and seasonality in the demand for our lodging properties. Despite these fluctuations, we believe that as we continue to invest the proceeds of our offering, we will generate sufficient cash from operations and from our equity investments to meet our short-term and long-term liquidity needs. However, currently, our investments do not generate sufficient cash flow from operations to meet our short-term liquidity needs, which is expected to continue while we invest the proceeds of our offering. The cash flow shortfalls during 2012 and 2011 were primarily a result of acquisition-related costs and fees, which are paid at the time of acquisition, as well as our cash payments for corporate overhead costs. Once we have substantially invested the net proceeds from our initial public offering, we anticipate generating sufficient cash flow from operations to meet our short-term and long-term liquidity needs. Currently, we expect to use existing cash resources and the issuance of additional equity securities in our public offering to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities

During 2012, net cash used in operating activities was $5.9 million. This net cash outflow primarily resulted from our net loss of $3.8 million.

Our objectives are to generate sufficient cash flow over time to provide stockholders with increasing distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. From inception through December 31, 2012, we have declared distributions, excluding distributions paid in shares of our common stock, to stockholders totaling $5.4 million, which were comprised of distributions of $2.3 million paid to our stockholders in cash and $3.1 million of distributions reinvested by stockholders in shares of our common stock pursuant to our DRIP. We have not yet generated sufficient cash flows from operating activities to fund our distributions; therefore, we have funded all of our cash distributions from the proceeds of our initial public offering.

Investing Activities

During 2012, we used offering proceeds totaling $114.2 million for acquisitions, comprised of $85.0 million for the Courtyard San Diego Mission Valley, $16.2 million for the Hilton Garden Inn New Orleans French Quarter/CBD, $12.5 million for the Hampton Inn Boston Braintree and $0.5 million for Lake Arrowhead Resort and Spa (Note 4). We also used $13.2 million for our equity investment in the Westin Atlanta Venture. Funds totaling $7.6 million and $2.0 million, respectively, were invested in and released from lender-held investment accounts. We also incurred hotel-related capital expenditures totaling $2.0 million.

Financing Activities

Net cash provided by financing activities for 2012 was $163.3 million, primarily as a result of raising funds through the issuance of shares of our common stock in our initial public offering totaling $98.8 million, net of issuance costs, and $71.0 million of mortgage financing in connection with our acquisitions during the year. Our mortgage financing was comprised of $51.5 million for the Courtyard San Diego Mission Valley, $11.0 million for the Hilton Garden Inn New Orleans French Quarter/CBD and $8.5 million for the Hampton Inn Boston Braintree. These inflows were partially offset by a $2.0 million principal paydown on the Lake Arrowhead Resort and Spa mortgage loan (Note 4), cash distributions paid to stockholders of $3.1 million and payments of deferred financing costs of $1.2 million.

CWI 2012 10-K — 30

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

In 2012, we received requests to redeem 34,524 shares of our common stock pursuant to our redemption plan. We redeemed these requests at an average price per share of $9.58 in accordance with the terms of that plan. We funded share redemptions during 2012 from the proceeds of the sale of shares of our common stock pursuant to our DRIP.

Summary of Financing

The table below summarizes our non-recourse long-term debt for our Consolidated Hotels (dollars in thousands):

December 31, 2012
Balance
Fixed rate	$28,775
Variable rate (a)	59,987
Total	$88,762

Percent of Total Debt
Fixed rate	32%
Variable rate (a)	68%
100%

Weighted-Average Interest Rate at End of Year
Fixed rate	4.7%
Variable rate (a)	4.7%

___________

(a)         At December 31, 2012, all of our variable-rate debt had been effectively converted to a fixed rate through interest rate swap derivative instruments. At December 31, 2012, these interest rate swaps were not scheduled to expire during the next 12 months.

Cash Resources

At December 31, 2012, our cash resources consisted of cash totaling $30.7 million. Our cash resources may be used to fund future investments and can be used for working capital needs, debt service and other commitments.

In addition, our Board of Directors and the board of directors of WPC have approved loans to us of up to $50.0 million, in the aggregate, at a rate of the London inter-bank offered rate (“LIBOR”) plus 2.0%, for the purpose of funding acquisitions approved by our investment committee, with any loans to be made solely at the discretion of the management of WPC. Through the date of this Report, no funding has been provided.

Cash Requirements

During the next 12 months, we expect that cash payments will include paying distributions to our stockholders, making scheduled debt payments, reimbursing the advisor for costs incurred on our behalf, acquiring new investments, funding our renovation commitments and paying normal recurring operating expenses. We expect to continue to use funds raised from our initial public offering to invest in new properties and to make cash distributions to stockholders for the foreseeable future. We may have borrowing availability from an affiliate of our advisor to invest in new properties as described above.

The mortgage loans for our Consolidated and Unconsolidated Hotels have no lump-sum or “balloon” payments due until 2014; however, $4.1 million of scheduled debt payments and interest on our borrowings are due during the next 12 months. Our advisor and

CWI 2012 10-K — 31

subadvisor are actively seeking to refinance certain of these loans, although there can be no assurance that they will be able to do so on favorable terms, if at all.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our off-balance sheet arrangements and other contractual obligations at December 31, 2012 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Non-recourse debt - Principal (a)	$88,987	$158	$28,853	$49,678	$10,298
Interest on borrowings	18,279	3,936	7,819	5,661	863
Due to affiliate (b)	4,680	3,568	1,112	-	-
Capital commitments (c)	7,134	7,134	-	-	-
	$119,080	$14,796	$37,784	$55,339	$11,161

___________

(a)         Excludes a $0.2 million-fair market value adjustment on the Lake Arrowhead Resort and Spa mortgage loan.

(b)         Represents amounts advanced by the advisor for organization and offering costs subject to a limitation of 2% of offering proceeds under the advisory agreement. At December 31, 2012, subject to the 2% limitation, we were obligated to pay the advisor $0.5 million (Note 3).

(c)          Capital commitments represent our remaining renovation commitments under hotel franchise agreements at our Consolidated Hotels (Note 9).

Equity Investments

We have investments in three unconsolidated entities that own four hotels. Summarized financial information for these Unconsolidated Hotel investments and our ownership interest in the ventures at December 31, 2012 is presented below. Summarized financial information provided represents the total amounts attributable to the ventures and does not represent our proportionate share (dollars in thousands):

	At December 31, 2012
Venture	Ownership Interest	Total Assets	Total Third-Party Debt	Maturity Dates
Long Beach Venture	49%	$72,087	$46,148	7/2015 & 9/2017
Hyatt French Quarter Venture	80%	50,071	23,800	9/2014 & 9/2018
Westin Atlanta Venture	57%	43,334	28,263	10/2015
		$165,492	$98,211

Critical Accounting Estimates

Our significant accounting policies are described in Note 2. Many of these accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. Those accounting policies that require significant estimation and/or judgment are listed below.

Accounting for Acquisitions

In connection with our acquisition of properties, we allocate purchase costs to tangible and intangible assets and liabilities acquired based on their estimated fair values. If the fair value of an acquisition is less than the purchase price, we recognize goodwill and if the fair value is greater than our purchase price, we recognize a gain from a bargain purchase.

CWI 2012 10-K — 32

Land

Value is ascribed to land based upon comparable valuations from similar land sales in the property’s market, or similar markets. An index of value is computed, per square foot, after assessing the characteristics of the property relative to these comparables. In instances where there is a lack of comparable sales, we utilize a “ground rent capitalization approach” whereby the ground rent is capitalized at a market rate to determine the land value. In assessing comparable sales or estimating ground rent, the following factors are considered:

•                  Property rights

•                  Financing

•                  Conditions of sale

•                  Market conditions

•                  Location factors

•                  Zoning

•                  Size

Building

The “as vacant” value of the subject building is determined based upon the following cost approach: first, a new replacement cost, including soft costs, is determined for the building, based upon information provided in the property appraisal, construction budgets of similar new and proposed projects, and costing index information from third-party information resources. Second, an amount is deducted from the replacement cost based representing physical depreciation, based upon information provided in the appraisal.

Site Improvements

The value of site improvements is estimated based upon information in the appraisal, industry guides and general estimates. Third-party published unit cost and current and local cost multiplier information is used to determine the replacement cost of the site improvements. The replacement cost is then adjusted to reflect estimated physical depreciation and soft costs to determine the fair value of the improvements.

Both building and site improvements are assessed at acquisition to determine if any external obsolescence exists. If the stabilized net operating income, as indicated in the appraisal, is not sufficient to justify a reproduction of the property, in its current condition, external obsolescence is estimated based upon the net operating income shortfall, capitalized at a market rate for a like investment, and is allocated ratably between building and site improvements.

Furniture, Fixtures and Equipment

Replacement cost of furniture, fixtures, and equipment is based upon information contained in the appraisal and industry standards and guidelines. Soft costs and depreciation are also estimated, in a manner similar to that described above, to determine a replacement cost for these assets.

Intangible Assets

Value is ascribed based on the income, or avoidance of expense, that is derived from not having to replace these contracts in the marketplace.

Debt

We record debt acquired in business combinations at fair value. We determined the estimated fair value using a discounted cash flow model with rates that take into account the current market interest rate risk. Such resulting premium or discount is amortized over the remaining term of the obligation. We also consider the value of the underlying collateral taking into account the quality of the collateral, the time until maturity, and the current interest rate.

Bargain Purchase Gain

After identifying all tangible and intangible assets and liabilities, the excess of the fair value of the assets and liabilities acquired over the consideration paid represents a bargain purchase gain.

CWI 2012 10-K — 33

Impairments

We periodically assess whether there are any indicators that the value of our long-lived assets may be impaired or that their carrying value may not be recoverable. We may incur impairment charges on real estate and investments in real estate. Estimates and judgments used when evaluating whether these assets are impaired are presented below.

Real Estate

For real estate assets that we intend to hold and use in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the future net undiscounted cash flow that we expect the asset group will generate, including any estimated proceeds from the eventual sale of the property. The undiscounted cash flow analysis requires us to make our best estimate of net operating income, residual values and holding periods. Our investment objective is to hold properties on a long-term basis. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining our estimate of future cash flows. If the future net undiscounted cash flow of the property’s asset group is less than the carrying value, the carrying value of the property’s asset group is not considered to be recoverable. We then measure the impairment loss as the excess of the carrying value of the property’s asset group over its estimated fair value. The property’s asset group’s estimated fair value is primarily determined using market information from outside sources such as broker quotes or recent comparable sales.

Equity Investments in Real Estate

We evaluate our equity investments in real estate on a periodic basis to determine if there are any indicators that the value of our equity investments may be impaired and to establish whether or not that impairment is other-than-temporary. To the extent impairment has occurred, we measure the charge as the excess of the carrying value of our investment over its estimated fair value. For our unconsolidated investments in real estate we calculate the estimated fair value of the underlying investment’s real estate. The fair value of the underlying investment’s debt, if any, is calculated based on market interest rates and other market information. The fair value of the underlying investment’s other financial assets and liabilities have fair values that approximate their carrying values.

Subsequent Event

In February 2013, we acquired five select service hotels within the Hilton Worldwide portfolio of brands for $94.3 million and obtained mortgage loans on the hotels totaling $64.5 million. The hotels include the 144-room Hampton Inn & Suites Memphis-Beale Street in Tennessee, the 119-room Hampton Inn & Suites Atlanta-Downtown in Georgia, the 133-room Hampton Inn Birmingham-Colonnade in Alabama, the 105-room Hampton Inn & Suites Frisco-Legacy Park in Texas and the 131-room Hilton Garden Inn Baton Rouge Airport in Louisiana. The Memphis, Atlanta and Birmingham hotels will be managed by Crescent Hotels & Resorts and the Frisco and Baton Rouge hotels will be managed by HRI Lodging Inc.

In March 2013, we acquired the Courtyard by Marriott Pittsburgh Shadyside for $29.9 million and obtained a mortgage loan of $21.0 million. The 132-room hotel is located in Pittsburgh, Pennsylvania. The hotel will be managed by Concord Hospitality Enterprises Company.

We are currently evaluating the purchase price allocation following these acquisitions. It is not practicable to disclose the preliminary purchase price allocation or consolidated pro forma financial information for these transactions given the short period of time between the acquisition dates and the issuance of this Report.

Supplemental Financial Measure

In the real estate industry, analysts and investors employ certain non-GAAP supplemental financial measures in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we use MFFO, a supplemental non-GAAP measure, which is uniquely defined by our management. We believe this measure is useful to investors to consider because it may assist them to better understand and measure the performance of our business over time and against similar companies. A description of this non-GAAP financial measure and reconciliation to the most directly comparable GAAP measure is provided below.

MFFO

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market

CWI 2012 10-K — 34

conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of MFFO, which excludes the impact of real estate-related depreciation and amortization as well as impairment charges of real estate-related assets, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of MFFO described above, investors are cautioned that, due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges. However, MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating the operating performance of the company. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP MFFO measures and the adjustments to GAAP in calculating MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. Due to other changes to GAAP accounting for real estate, specifically acquisition fees and expenses, management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. As disclosed in our Prospectus, we intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets or another similar transaction) within six years following the offering date. Thus, we do not intend to continuously purchase assets and intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and once essentially all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and most of our acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

We define MFFO consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as net income excluding depreciation, amortization and real estate-related impairments, further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; accretion of discounts and amortization of premiums on debt investments; where applicable, payments of loan principal made by our equity investees accounted for under the hypothetical liquidation model where such payments reduce our income from equity investments in

CWI 2012 10-K — 35

real estate, nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for Consolidated and Unconsolidated Hotels, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate and hedge risk, we retain an outside consultant to review all our hedging agreements. In as much as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such infrequent gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.

In calculating MFFO, we exclude acquisition-related expenses, fair value adjustments of derivative financial instruments and the adjustments of such items related to noncontrolling interests. In addition, we also add back payments of loan principal made by our equity investees accounted for under the hypothetical liquidation model to the extent such payments reduce our income from equity investments in real estate. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by a company. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by the company, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as infrequent items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for assessing operating performance. We account for certain of our equity investments using the hypothetical liquidation model which is based on distributable cash as defined in the operating agreement. Equity income for the period recognized under this model may be net of the equity investee’s payments of loan principal. Under GAAP, payments of loan principal do not impact net income. We do not consider payments of loan principal to be a factor in determining our operating performance and therefore add back the equity investee’s payments of loan principal to the extent they have impacted our equity income recognized in the period.

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

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, MFFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance.

Neither the SEC, the National Association of Real Estate Investment Trusts (“NAREIT”) nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of MFFO accordingly.

CWI 2012 10-K — 36

The following table provides a reconciliation between our net loss and MFFO (in thousands):

	Years Ended December 31,
	2012	2011	2010
Net loss attributable to CWI stockholders	$(2,723)	$(712)	$(298)
Adjustments:
Depreciation and amortization of real property	1,469	-	-
Preferred liquidation in excess of operating cash distribution (a)	(1,127)	-	-
Acquisition expenses (b)	5,549	499	-
Other non-cash charges	310	138	-
Bargain purchase gain on acquisition (Note 4)	(3,809)	-	-
Debt principal payment of equity investees (c)	-	352	-
Unrealized losses on mark-to-market adjustments (d)	45	-	-
Total adjustments	2,437	989	-
MFFO	$(286)	$277	$(298)

___________

(a)         Effective January 1, 2012, we adjust for the distributions received from our preferred interest in our jointly-owned real estate investments to the extent that they differ from the operating cash flow generated by each property, as this cash does not represent the sustainability of our operating performance. Under GAAP, we follow the hypothetical liquidation at book value method to recognize net income and do not reflect losses to the extent our partners continue to have equity in the investments. As MFFO is a measure of sustainable operating performance by the non-listed REIT industry, we adjust for charges related to the jointly-owned real estate investments GAAP structure that do not impact the operating performance of each property. We did not make such adjustments for the years ended December 31, 2011 and 2010.

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

(c)          We do not consider payments of loan principal to be a factor in determining our operating performance and therefore add back the equity investee’s scheduled payments of mortgage principal to the extent they have impacted equity income recognized in the period. Amount represents 100% of principal payments made by our equity investees of which we have preferred equity interest.

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

CWI 2012 10-K — 37

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates and equity prices. As of December 31, 2012, we had a limited number of investments, which are exposed to concentrations within the lodging industry and within the limited geographic areas in which we have invested to date, specifically: California, consisting of one hotel in Lake Arrowhead, California, two hotels in Long Beach, California, and one hotel in San Diego, California; two hotels in New Orleans, Louisiana; and one hotel in each of Atlanta, Georgia and Braintree, Massachusetts.

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable-rate debt service obligations of the loan to a fixed rate or limit the underlying interest rate from exceeding a specified strike rate, respectively. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements.

We estimate that the net fair value of our interest rate swaps, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, were in a net liability position of $0.4 million at December 31, 2012. In addition, two unconsolidated investments, in which we have interests of 49% and 57%, respectively, had interest rate caps with a net estimated fair value totaling less than $0.1 million, representing the aggregate amount attributable to the entities, not our proportionate share, at December 31, 2012 (Note 7).

At December 31, 2012, all of our long-term debt either bore interest at fixed rates or was swapped to a fixed rate. The estimated fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed-rate debt at December 31, 2012 ranged from 4.3% to 5.3%. The annual effective interest rate on our variable-rate debt at December 31, 2012 ranged from 4.6% to 5.0%. Our debt obligations are more fully described under Financial Condition in Item 7 above. The following table presents principal cash flows for our Consolidated Hotels for each of the next five years and thereafter based upon expected maturity dates of our debt obligations outstanding at December 31, 2012 (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed-rate debt	$58	$149	$18,157	$164	$175	$10,297	$29,000	$28,934
Variable-rate debt	$100	$1,280	$9,267	$1,080	$48,260	$—	$59,987	$59,987

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or has been subject to an interest rate cap is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt, excluding the impact of the interest rate caps and swaps, at December 31, 2012 by an aggregate increase of $1.1 million or an aggregate decrease of $1.0 million, respectively.

This debt is generally not subject to short-term fluctuations in interest rates, as a result of our derivative instruments. As more fully described under Financial Condition — Summary of Financing in Item 7 above, a portion of the debt classified as variable-rate debt in the table above bore interest at fixed rates at December 31, 2012 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their terms.

CWI 2012 10-K — 38

Item 8. Financial Statements and Supplementary Data.

The following financial statements are filed as a part of this Report:

CWI 2012 10-K — 39

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Carey Watermark Investors Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Carey Watermark Investors Incorporated and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

New York, New York

March 12, 2013

CWI 2012 10-K — 40

CAREY WATERMARK INVESTORS INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2012	2011
Assets
Investments in real estate:
Hotels, at cost	$141,180	$-
Accumulated depreciation	(1,392)	-
Net investments in hotels	139,788	-
Real estate under construction	1,585	-
Equity investments in real estate	45,148	33,466
Net investments in real estate	186,521	33,466
Cash	30,729	8,031
Due from affiliates	398	194
Accounts receivable	626	-
Restricted cash	6,272	-
Other assets	5,212	84
Total assets	$229,758	$41,775
Liabilities and Equity
Liabilities:
Non-recourse debt	$88,762	$-
Accounts payable, accrued expenses and other liabilities	5,050	334
Due to affiliates	847	456
Distributions payable	1,717	441
Total liabilities	96,376	1,231
Commitments and contingencies (Note 9)
Equity:
CWI stockholders’ equity:
Common stock $0.001 par value; 300,000,000 shares authorized; 16,334,464 and 4,791,523 shares issued and outstanding, respectively	16	5
Additional paid-in capital	142,645	42,596
Distributions in excess of accumulated losses	(9,166)	(2,057)
Accumulated other comprehensive loss	(299)	-
Less: treasury stock at cost, 34,524 and 0 shares, respectively	(331)	-
Total CWI stockholders’ equity	132,865	40,544
Noncontrolling interests	517	-
Total equity	133,382	40,544
Total liabilities and equity	$229,758	$41,775

See Notes to Consolidated Financial Statements.

CWI 2012 10-K — 41

CAREY WATERMARK INVESTORS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2012	2011	2010
Revenues
Hotel Revenues
Rooms	$8,906	$-	$-
Food and beverage	2,671	-	-
Other hotel income	1,395	-	-
Total Hotel Revenues	12,972	-	-
Other real estate income	64	-	-
Total Revenues	13,036	-	-
Operating Expenses
Hotel Expenses
Rooms	2,508	-	-
Food and beverage	2,160	-	-
Other hotel operating expenses	817	-	-
General and administrative	1,269	-	-
Sales and marketing	1,191	-	-
Repairs and maintenance	679	-	-
Utilities	635	-	-
Management fees	199	-	-
Property taxes and insurance	676	-	-
Depreciation and amortization	1,392	-	-
Total Hotel Expenses	11,526	-	-

Other Operating Expenses
Acquisition-related expenses	5,549	498	-
Management expenses	689	488	-
Corporate general and administrative expenses	2,475	626	298
Asset management fees to affiliate	601	171	-
Total Other Operating Expenses	9,314	1,783	298
Operating Loss	(7,804)	(1,783)	(298)
Other Income and (Expenses)
Income from equity investments in real estate	1,611	1,082	-
Other income	85	-	-
Bargain purchase gain	3,809	-	-
Interest expense	(1,199)	(11)	-
	4,306	1,071	-
Loss from Operations Before Income Taxes	(3,498)	(712)	(298)
Provision for income taxes	344	-	-
Net Loss	(3,842)	(712)	(298)
Loss attributable to noncontrolling interests	1,119	-	-
Net Loss Attributable to CWI Stockholders	$(2,723)	$(712)	$(298)
Basic and Diluted Loss Per Share	$(0.29)	$(0.25)	$(1.44)
Basic and Diluted Weighted Average Shares Outstanding	9,323,705	2,828,127	207,201

See Notes to Consolidated Financial Statements.

CWI 2012 10-K — 42

CAREY WATERMARK INVESTORS INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Net Loss	$(3,842)	$(712)	$(298)
Other Comprehensive Loss
Change in unrealized loss on derivative instruments	(299)	-	-
Comprehensive loss	(4,141)	(712)	(298)
Amounts Attributable to Noncontrolling Interests
Net loss	1,119	-	-
Comprehensive loss attributable to noncontrolling interests	1,119	-	-

Comprehensive Loss Attributable to CWI Stockholders	$(3,022)	$(712)	$(298)

See Notes to Consolidated Financial Statements.

CWI 2012 10-K — 43

CAREY WATERMARK INVESTORS INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share amounts)

				Distributions	Accumulated
			Additional	in Excess of	Other
		Common	Paid-In	Accumulated	Comprehensive	Treasury	Total CWI	Noncontrolling
	Shares	Stock	Capital	Losses	Loss	Stock	Stockholders	Interests	Total
Balance at January 1, 2010	1,000	$-	$9	$-	$-	$-	$9	$-	$9
Shares, $0.001 par value, issued to the advisor at $9.00 per share	22,222		200				200		200
Contribution from noncontrolling interest							-	186	186
Net loss				(298)			(298)		(298)
Balance at December 31, 2010	23,222	-	209	(298)	-	-	(89)	186	97
Net loss				(712)			(712)		(712)
Shares issued, net of offering costs	4,760,301	5	42,063				42,068		42,068
Reallocation of contributions from noncontrolling interest			186				186	(186)	-
Share-based payments	8,000		138				138		138
Distributions declared ($0.4000 per share)				(1,047)			(1,047)		(1,047)
Balance at December 31, 2011	4,791,523	5	42,596	(2,057)	-	-	40,544	-	40,544
Net loss				(2,723)			(2,723)	(1,119)	(3,842)
Shares issued, net of offering costs	11,488,601	11	99,824				99,835		99,835
Contributions from noncontrolling interests							-	1,636	1,636
Shares issued under share incentive plans	7,688		186				186		186
Share-based payments	4,000		39				39		39
Distributions declared ($0.5500 per share)	42,652			(4,386)			(4,386)		(4,386)
Other comprehensive loss:
Change in unrealized loss on derivative instruments					(299)		(299)		(299)
Repurchase of shares	(34,524)					(331)	(331)		(331)
Balance at December 31, 2012	16,299,940	$16	$142,645	$(9,166)	$(299)	$(331)	$132,865	$517	$133,382

See Notes to Consolidated Financial Statements.

CWI 2012 10-K — 44

CAREY WATERMARK INVESTORS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash Flows — Operating Activities
Net loss	$(3,842)	$(712)	$(298)
Adjustments to net loss:
Depreciation and amortization	1,469	-	-
Loss from equity investments in real estate in excess of distributions received	1,186	-	-
Issuance of shares to affiliate in satisfaction of fees due	78	-	-
Amortization of deferred financing costs	112	-	-
Amortization of fair market value of debt adjustment	45	-	-
Unrealized loss on derivative	135	-	-
Stock-based compensation expense	227	138	-
Bargain purchase gain	(3,809)	-	-
Increase (decrease) in due to affiliates	599	(652)	46
Net changes in other operating assets and liabilities	(2,050)	135	190
Net Cash Used in Operating Activities	(5,850)	(1,091)	(62)

Cash Flows — Investing Activities
Distributions received from equity investments in excess of equity income	225	-	-
Acquisition of hotels	(114,176)	-	-
Purchase of equity interests	(13,170)	(33,466)	-
Capital expenditures	(2,006)	-	-
Funds placed in escrow	(7,596)	-	-
Funds released from escrow	2,018	-	-
Net Cash Used in Investing Activities	(134,705)	(33,466)	-

Cash Flows — Financing Activities
Distributions paid	(3,110)	(606)	-
Contributions from noncontrolling interests	200	-	186
Withholding on restricted stock units	(38)	-	-
Proceeds from mortgage financing	70,987	-	-
Repayment of mortgage financing	(2,000)	-	-
Deferred financing costs	(1,244)	-	-
Proceeds from issuance of shares, net of offering costs	98,789	42,861	200
Purchase of treasury stock	(331)	-	-
Proceeds from notes payable to affiliate	-	6,000	-
Repayment of notes payable to affiliate	-	(6,000)	-
Net Cash Provided by Financing Activities	163,253	42,255	386

Change in Cash During the Year
Net increase in cash	22,698	7,698	324
Cash, beginning of year	8,031	333	9
Cash, end of year	$30,729	$8,031	$333

(Continued)

CWI 2012 10-K — 45

CAREY WATERMARK INVESTORS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Non-cash Investing and Financing Activities

On July 9, 2012, we acquired a 97.35% controlling interest in the Lake Arrowhead Resort and Spa (Note 4). This transaction consisted of the acquisition and assumption of certain assets and liabilities, respectively, as detailed in the table below (in thousands):

Lake Arrowhead
Resort and Spa
Assets:
Net investments in hotels	$24,670
Intangible assets - in-place lease	21
Restricted cash	101
Other assets	144
Liabilities:
Fair value of non-recourse debt	(19,730)
Accounts payable, accrued expenses, and other liabilities	(870)
Non-cash contribution attributable to noncontrolling interest	(27)
Net assets acquired	4,309
Bargain purchase gain on acquisition	(3,809)
Cash paid on acquisition	$500

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Non-cash investing activities - accrued capital expenditures	$1,004	$-	$-
Non-cash financing activities - offering costs paid by the advisor, advance proceeds held in escrow	$1,045	$792	$-
Non-cash financing activities - issuance of noncontrolling interest in Hilton Garden Inn New Orleans French Quarter/CBD and Lake Arrowhead Resort and Spa	$1,436	$-	$-

Supplemental cash flow information (in thousands):

	Years Ended December 31,
	2012	2011	2010
Cash payments for interest	$908	$11	$-
Cash payments for income taxes	$265	$-	$-
Capitalized interest	$14	$-	$-

See Notes to Consolidated Financial Statements.

CWI 2012 10-K — 46

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

We are managed by our advisor, Carey Lodging Advisors, LLC (“CLA”), an indirect subsidiary of WPC. Our advisor manages our overall portfolio, including providing oversight and strategic guidance to the independent property operators that manage our properties. Our subadvisor, CWA, LLC, a subsidiary of Watermark Capital Partners, provides services to the advisor primarily relating to acquiring, managing, financing and disposing of our assets and overseeing the independent property operators that manage the day-to-day operations of our properties. In addition, the subadvisor provides us with the services of our chief executive officer during the term of the subadvisory agreement, subject to the approval of our independent directors.

As of December 31, 2012, we held ownership interests in eight hotels with an aggregate of 1,751 rooms, located in the following markets: Lake Arrowhead, California; Long Beach, California (two hotels); San Diego, California; Atlanta, Georgia; New Orleans, Louisiana (two hotels) and Braintree, Massachusetts.

Public Offering

On September 15, 2010, our Registration Statement on Form S-11 (File No. 333-149899), covering an initial public offering of up to 100,000,000 shares of common stock at $10.00 per share, was declared effective under the Securities Act. The Registration Statement also covers the offering of up to 25,000,000 shares of common stock at $9.50 pursuant to our DRIP. Our initial public offering is being offered on a “best efforts” basis by Carey Financial and other selected dealers and was originally scheduled to last for two years, unless extended. In June 2012 our Board of Directors extended this primary offering for one year to September 15, 2013. If we file another registration statement prior to September 15, 2013 to sell additional shares, we could continue to sell shares in the ongoing primary offering until the earlier of March 16, 2014 or the effective date of the subsequent registration statement. Our Board of Directors may terminate the primary offering at any time. We intend to use the net proceeds of the offering to acquire, own and manage a portfolio of interests in lodging and lodging related properties. While our core strategy is focused on the lodging industry, we may also invest in other real estate property sectors. Since we began admitting stockholders on March 3, 2011 and through December 31, 2012, we raised $159.6 million, inclusive of reinvested distributions through the DRIP. It is unlikely that we will successfully sell the full number of shares registered.

Note 2. Summary of Significant Accounting Policies

Basis of Consolidation

Our consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries. The portion of equity in a subsidiary that is not attributable, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

When we obtain an economic interest in an entity, we evaluate the entity to determine if it is a variable interest entity (“VIE”) and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of a VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.

CWI 2012 10-K — 47

Notes to Consolidated Financial Statements

For an entity that is not considered to be a VIE, the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. We evaluate the partnership agreements or other relevant contracts to determine whether there are provisions in the agreements that would overcome this presumption. If the agreements provide the limited partners with either (a) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights, the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, and, therefore, the general partner must account for its investment in the limited partnership using the equity method of accounting.

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

Reclassifications

Certain prior year expenses have been reclassified to conform to the current year presentation. These reclassifications had no impact on net loss for the periods presented.

Accounting for Acquisitions

We determine whether a transaction or other event is a business combination, which requires that the assets acquired and the liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method of accounting. We record our investments in hotel properties based on the fair value of the identifiable assets acquired, identifiable intangible assets acquired, liabilities assumed and any noncontrolling interest in the acquired entity, as well as recognizing and measuring goodwill or a gain from a bargain purchase at the acquisition date. Assets are recorded at fair value and allocated to land, hotel buildings, hotel building improvements, furniture, fixtures and equipment and intangibles, as applicable, using appraisals and valuations performed by management and independent third parties. Fair values are based on the exit price (i.e. the price that would be received in an orderly transaction to sell an asset or transfer a liability between market participants at the measurement date). We evaluate several factors, including market data for similar assets, expected cash flows discounted at risk adjusted rates and replacement cost for the assets to determine an appropriate exit cost when evaluating the fair value of our assets. We immediately expense all acquisition costs and fees associated with transactions deemed to be business combinations in which we consolidate the asset and we capitalize these costs for transactions deemed to be acquisitions of an asset, including an equity investment. We record debt acquired in business combinations at fair value. We determined the estimated fair value using a discounted cash flow model with rates that take into account the current market interest rate risk. Such resulting premium or discount is amortized over the remaining term of the obligation. We also considered the value of the underlying collateral taking into account the quality of the collateral, the time until maturity, and the current interest rate.

Real Estate

We carry land, buildings and personal property at cost less accumulated depreciation. We capitalize improvements, while we expense replacements, maintenance and repairs that do not improve or extend the life of the respective assets. Renovations and/or replacements at the hotel properties that improve or extend the life of the assets are capitalized and depreciated over their useful lives, while repairs and maintenance are expensed as incurred. We capitalize interest and certain other costs, such as employee costs relating to hotels undergoing major renovations and redevelopments. Such costs capitalized in 2012 were less than $0.1 million.

Cash

Our cash is held in the custody of one major financial institution, and these balances may, at times, exceed federally insurable limits.

Restricted Cash

Restricted cash consists primarily of amounts escrowed pursuant to the terms of our mortgage debt and purchase agreements to fund planned renovations and improvements, property taxes, insurance and normal replacements of furniture, fixtures and equipment at our hotels. Also included in Restricted cash are funds held in an interest bearing account relating to the sale of our common stock pursuant to our initial public offering until the funds are transferred into our bank account.

CWI 2012 10-K — 48

Notes to Consolidated Financial Statements

Other Assets

We include prepaid expenses, hotel inventories, syndication costs, deposits, deferred franchise fees, deferred financing costs and intangible assets, net of accumulated amortization in Other assets. Intangible assets include an in-place lease for a cellular phone tower located at Lake Arrowhead Resort and Spa. Such lease is being amortized over approximately 15 years (Note 4). At December 31, 2012, the unamortized balance of the in-place lease was less than $0.1 million.

Deferred Franchise Fees

Deferred franchise fees represent hotel franchise application fees, which are being amortized over the term of the respective franchise agreements (generally 10 to 20 years). At December 31, 2012, the unamortized balance of these arrangements was $0.3 million. During 2012, we recognized amortization expense related to these arrangements of less than $0.1 million within Sales and marketing expense in the consolidated financial statements.

Deferred Financing Costs

Deferred financing costs represent costs to obtain mortgage financing. We amortize these charges over the term of the related mortgage using a method which approximates the effective interest method. Such amortization is included in interest expense. At December 31, 2012, the unamortized balance of our deferred financing costs was $1.1 million. During 2012, we recognized amortization expense related to these costs of $0.1 million within Interest expense in the consolidated financial statements.

Treasury Stock

Treasury stock is recorded at cost and represents shares of our common stock repurchased through our redemption plan, pursuant to which we may elect to redeem shares at the request of our shareholders, subject to certain exceptions, conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our Board of Directors.

Segments

We have determined that we operate in one business segment, hospitality, with domestic investments.

Hotel Revenue Recognition

Revenues from operations of the hotels are recognized as the related services are provided. Revenues consist of room sales, food and beverage sales, and revenue from other hotel operating departments, such as parking, telephone, spa services and gift shop sales.

Depreciation

We compute depreciation of hotels and related building improvements using the straight-line method over the estimated useful lives of the properties (limited to 40 years for buildings and ranging from four years up to the remaining life of the building at the time of addition for building improvements), site improvements (generally four to 12 years) and furniture, fixtures and equipment (generally one to 12 years). We compute depreciation using the straight-line method over their estimated useful lives.

Impairments

We periodically assess whether there are any indicators that the value of our long-lived assets may be impaired or that their carrying value may not be recoverable. We may incur impairment charges on long-lived assets and equity investments. Our policies for evaluating whether these assets are impaired are presented below.

Real Estate

For real estate assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the future net undiscounted cash flow that we expect the property will generate, including any estimated proceeds from the eventual sale of the property. The undiscounted cash flow analysis requires us to make our best estimate of, among other things, net operating income, residual values and holding periods. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining

CWI 2012 10-K — 49

Notes to Consolidated Financial Statements

our estimate of future cash flows. If the future net undiscounted cash flow of the property’s asset group is less than the carrying value, the property is considered to be impaired. We then measure the loss as the excess of the carrying value of the property over its estimated fair value.

Equity Investments in Real Estate

We evaluate our equity investments in real estate on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and whether or not that impairment is other-than-temporary. To the extent impairment has occurred and is determined to be other-than-temporary, we measure the charge as the excess of the carrying value of our investment over its estimated fair value.

Organization and Offering Costs

The advisor has paid various organization and offering costs on our behalf, a portion of which we became liable for under the advisory agreement on March 3, 2011 (Notes 3). As funds are raised, we accrue costs incurred in connection with the raising of capital as deferred offering costs. Upon receipt of offering proceeds we charge the deferred offering costs to stockholders’ equity as appropriate. Such reimbursements will not exceed regulatory cost limitations. Organization costs are expensed as incurred and are included in General and administrative expenses in the financial statements.

Derivative Instruments

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

We made an accounting policy election effective January 1, 2011, or the “effective date”, to use the portfolio exception in Accounting Standards Codification (“ASC”) 820-10-35-18D, Application to Financial Assets & Financial Liabilities with Offsetting Positions in Market Risk or Counterparty Credit Risk, the “portfolio exception,” with respect to measuring counterparty credit risk for all of our derivative transactions subject to master netting arrangements.

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our stockholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to U.S. federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to stockholders. If we fail to qualify for taxation as a REIT for any taxable year, our income will be taxed at regular corporate rates, and we may not be able to qualify for treatment as a REIT for that year and the next four years. Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to state and local taxes on our income and property and to income and excise taxes on our U.S. undistributed income.

We have elected to treat certain of our consolidated subsidiaries as TRSs. In general, a TRS may perform additional services for our investments and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax.

Share-Based Payments

We have granted restricted share units (“RSUs”) to our independent directors and certain employees of our subadvisor. Share based payment transactions for awards made to directors is based on the grant date fair value estimated in accordance with current accounting guidance for share-based payments. Share based payment transactions for awards made to employees of our subadvisor is based on the fair value of the services received. We recognize these compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award. We include share based payment transactions within Corporate general and administrative expense.

CWI 2012 10-K — 50

Notes to Consolidated Financial Statements

Loss Attributable to Noncontrolling Interests

Earnings attributable to noncontrolling interests are recognized in accordance with each respective investment agreement and, where applicable, based upon the allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period.

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

Note 3. Agreements and Transactions with Related Parties

Agreements with the Advisor and Subadvisor

We have an advisory agreement with the advisor to perform certain services for us, including managing the offering and our overall business, identification, evaluation, negotiation, purchase and disposition of lodging related properties and the performance of certain administrative duties. The agreement that is currently in effect was renewed for an additional year pursuant to its terms until September 30, 2013. The advisor has entered into a subadvisory agreement with the subadvisor, whereby the advisor pays 20% of the fees earned under the advisory agreement to the subadvisor. The advisor also has an arrangement with the subadvisor whereby the subadvisor provides certain personnel services to us.

CWI 2012 10-K — 51

Notes to Consolidated Financial Statements

The following tables present a summary of fees we paid and expenses we reimbursed to the advisor, subadvisor and other affiliates in accordance with the terms of those agreements (in thousands):

	Years Ended December 31,
	2012	2011	2010
Amounts Included in Operating Expenses:
Asset management fees	$601	$171	$-
Loan refinancing fee	37	-	-
Acquisition fees	3,724	157	-
Personnel reimbursements	826	488	-
Organization costs	-	74	-
Excess operating expenses due from advisor	-	(682)	-
Interest expense	-	11	-
	$5,188	$219	$-

Other Transaction Fees Incurred:
Acquisition fees	$815	$1,785	$-
Selling commissions and dealer manager fees	10,497	4,602	-
Offering costs	2,207	869	-
	$13,519	$7,256	$-

	At December 31,
	2012	2011
Amounts Payable to Affiliates:
Organization and offering costs due to the advisor	$473	$942
Excess operating expenses due from the advisor	-	(682)
Other amounts due to the advisor	280	150
Other	94	46
	$847	$456

Amounts Due from Affiliates:
Due from HRI to Hilton Garden Inn New Orleans French Quarter/CBD	$368	$-
Other	23	-
General and administrative expenses due from investees	7	194
	$398	$194

Asset Management Fees and Loan Refinancing Fees

We pay the advisor an annual asset management fee equal to 0.50% of the aggregate average market value of our investments. The advisor is also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property as well as a loan refinancing fee of up to 1% of a refinanced loan, if certain conditions described in the Prospectus are met. Asset management fees incurred during 2012 were paid in shares of our common stock rather than in cash at the election of the advisor. At December 31, 2012, the advisor owned 72,416 shares (0.44%) of our outstanding common stock.

Acquisition Fees

The advisor receives acquisition fees of 2.5% of the total investment cost of the properties acquired, including on our proportionate share of equity method investments, and loans originated by us, not to exceed 6% of the aggregate contract purchase price of all investments and loans. We expense acquisition-related costs and fees on acquisitions deemed to be business combinations and capitalize those costs on acquisitions deemed to be equity investments. As of December 31, 2012, we have not originated any loans.

CWI 2012 10-K — 52

Notes to Consolidated Financial Statements

Personnel Reimbursements

Pursuant to the subadvisory agreement, the advisor reimburses the subadvisor for personnel costs and other charges. We have also granted RSUs to employees of the subadvisor pursuant to our 2010 Equity Incentive Plan (Note 11). The subadvisor also provides us with the services of Mr. Medzigian, our chief executive officer, during the term of the subadvisory agreement, subject to the approval of our Board of Directors. Personnel reimbursements are included in Management expenses in the consolidated financial statements.

Organization and Offering Costs

Pursuant to the advisory agreement, upon reaching the minimum offering amount of $10.0 million on March 3, 2011, we became obligated to reimburse the advisor for all organization and offering costs incurred in connection with our offering, up to a maximum amount (excluding selling commissions and the dealer manager fee described above) of 2% of the gross proceeds of our offering and distribution reinvestment plan. Through December 31, 2012, the advisor has incurred organization and offering costs on our behalf of approximately $0.1 million and $7.3 million, respectively. However, at December 31, 2012, because of the 2% limitation described above, we were only obligated to pay $3.1 million of these costs, of which $0.5 million were payable to the advisor at that date.

Excess Operating Expenses Due from Advisor

Pursuant to the advisory agreement (with quoted variables as defined in the advisory agreement), the advisor is obligated to reimburse us for “operating expenses” to the extent that these expenses exceed the greater of 2% of “average invested assets” or 25% of our “adjusted net income.” Our operating expenses exceeded the 2% threshold by $0.4 million and $0.7 million in 2012 and 2011, respectively. Accordingly, in 2011 we reduced our corporate general and administrative expenses by $0.7 million, since, based upon our expected results, we did not anticipate repaying the advisor for these expenses in 2012. However, we expect our 2013 operating expenses to be sufficiently below the 2%/25% threshold for us to repay the advisor with regard to the 2012 amount. Therefore, rather than reduce our expenses in 2012, we recorded a receivable of $0.4 million in 2012 from the advisor as well as an offsetting payable. Repayment of any such reimbursement is subject to approval of our Board of Directors. Both the 2012 and 2011 amounts were reimbursed by the advisor in the first quarters of 2013 and 2012, respectively.  Our Board of Directors may elect to repay the advisor for 2011 operating expenses in the future if our results improve or our invested assets increase substantially.

Interest Expense

As part of our investments in the Long Beach Venture, described in Note 5, in May 2011, a subsidiary of WPC provided us with a $4.0 million loan at a rate of the 30-day LIBOR plus 2.5%. This loan was repaid in full in June 2011, its maturity date. The subsidiary of WPC also provided us with a $2.0 million loan in September 2011 at a rate of LIBOR plus 0.9% and a maturity date of October 17, 2011 in connection with our investment in the Hyatt French Quarter Venture described in Note 5. This loan was repaid in full in October 2011.

Selling Commissions and Dealer Manager Fees

We have a dealer manager agreement with Carey Financial, whereby Carey Financial receives a selling commission of up to $0.70 per share sold and a dealer manager fee of up to $0.30 per share sold, a portion of which may be re-allowed to selected broker dealers.

Distributions of Available Cash

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

We account for the capital interest held by Carey Watermark Holdings in the Operating Partnership as a noncontrolling interest. During the second quarter of 2011, we reallocated $0.2 million of noncontrolling interest contributions to the general partner’s additional paid in capital. As a result of issuing additional shares in our initial public offering, and thereby the Operating Partnership issuing additional units, we have reallocated our equity accounts in accordance with GAAP. Based on the terms of the Operating Partnership agreement and that the initial investors are not yet earning their minimal return, the noncontrolling interest representing Carey Watermark Holding’s interest in the Operating Partnership has absorbed the operating losses to the extent of its original investment, and accordingly, no further losses were allocated to Carey Watermark Holdings during 2012.

CWI 2012 10-K — 53

Notes to Consolidated Financial Statements

Other

Other amounts due to the advisor represent management fees payable and reimbursable expenses. Amounts due to Carey Financial represent selling commissions and dealer manager fees. Amounts due to Carey REIT II represent directors’ fees paid on our behalf.

Agreements with Investees

Through mid-May 2012, we were entitled to receive an annual asset management fee in connection with our Hyatt French Quarter Venture. We earned such asset management fees, which totaled less than $0.1 million, through May 2012, at which time the asset management agreement was terminated.

Note 4. Net Investment in Hotels and Real Estate Under Construction

Net Investment in Hotels

Net investment in hotels, which consists of our hotel operations at cost, is summarized as follows (in thousands):

	December 31,
	2012	2011
Buildings	$106,885	$-
Building and site improvements	2,570	-
Land	23,555	-
Furniture, fixtures and equipment	8,170	-
Hotels, at cost	141,180	-
Less: Accumulated depreciation	(1,392)	-
Net investments in hotels	$139,788	$-

Hampton Inn Boston Braintree

On May 31, 2012, we acquired the Hampton Inn (the “Hampton Inn Boston Braintree”) from NMG-Braintree, LLC, an unaffiliated third party, for $12.5 million. The 103-room select service hotel is located in Braintree, Massachusetts. The hotel is managed by StepStone Hospitality, an unaffiliated third party. In connection with this acquisition, we expensed acquisition costs of $0.6 million, including acquisition fees of $0.4 million paid to the advisor. In addition, as part of our franchise agreement with Hampton Inn, we are required to make renovations to the hotel. Accordingly, in December 2012, we started renovations totaling $1.9 million that are expected to be completed in early 2013. We obtained a mortgage on the property of up to $9.8 million upon acquisition (Note 8), of which we had drawn $8.5 million at December 31, 2012 and we used to finance this commitment.

Hilton Garden Inn New Orleans French Quarter/CBD

On June 8, 2012, we obtained an 87.56% controlling interest in the Hilton Garden Inn New Orleans French Quarter/CBD venture (the “Hilton Garden Inn New Orleans French Quarter/CBD”). The noncontrolling interest is held by HRI Properties (“HRI”), an unaffiliated third party and the former property owner. The 155-room select service hotel is located in New Orleans, Louisiana. The hotel is managed by HRI Lodging, Inc., an affiliate of HRI. We acquired our interest in the venture for a capital contribution of $9.9 million. Our investment was made in the form of a preferred equity interest that carries a cumulative preferred dividend of 8.5% per year and is senior to HRI’s equity interest. The noncontrolling interest at the end of the reporting period is determined based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period. The venture, which we consolidate, acquired the property for $17.6 million. Acquisition costs of $0.8 million were expensed, including acquisition fees of $0.5 million paid to the advisor, which were paid by us. The venture also obtained a non-recourse mortgage of $11.0 million in connection with the acquisition (Note 8). In addition, as part of its franchise agreement with Hilton Garden Inn, we are required to make certain renovations to the hotel. Accordingly, we placed $3.6 million into lender-held escrow accounts primarily to fund our commitment for the renovations, which we expect to be completed by late 2013.

CWI 2012 10-K — 54

Notes to Consolidated Financial Statements

Lake Arrowhead Resort and Spa

On July 9, 2012, we acquired a 97.35% controlling interest in the Lake Arrowhead Resort and Spa venture (the “Lake Arrowhead Resort and Spa”), which owns a 173-room resort located in Lake Arrowhead, California. The hotel is managed by Crescent Hotels and Resorts.

In connection with acquiring our controlling interest, the lender of the $35.5 million mortgage loan encumbering the property agreed to reduce the principal balance of the mortgage loan to $29.4 million, as we agreed to make an immediate principal paydown of $2.0 million and establish a $1.2 million reserve with the lender to partially fund future capital improvements. We expect to incur total renovation costs of $3.7 million and for such renovations to be substantially complete in early 2013. We have the option to pay off the mortgage loan in its entirety at a reduced amount of between $16.0 million and $18.0 million, depending on the performance of the hotel, provided that we have given 60 days notice to the lender and are not in default at the time of the payoff. If we do not exercise the reduced payoff option or are in default under the mortgage, we will be obligated to repay the full $27.4 million principal amount of the mortgage loan. As a result of the transaction, the seller avoided possible foreclosure and retained a 2.65% subordinated interest in the venture. The venture acquired assets valued at $24.9 million and assumed liabilities valued at $20.6 million for cash consideration aggregating $0.5 million. Since the fair value assigned to the assets acquired and the liabilities assumed exceeded the consideration paid, we recorded a $3.8 million bargain purchase gain on this transaction in the third quarter of 2012.

At closing, we made a cash contribution to the venture of $8.3 million that was used as follows: (i) $5.0 million to fund cash and escrow accounts; (ii) $2.0 million to make an immediate repayment of principal; (iii) $0.8 million to pay acquisition fees and loan costs; (iv) $0.3 million as an equity contribution (an additional $0.2 million was contributed by our venture partner); and (v) $0.2 million to pay other costs.

We expensed acquisition costs of $1.1 million, including acquisition fees of $0.6 million paid to the advisor.

Our investment was made in the form of a preferred equity interest on which our return is calculated as follows: (i) first, 100% to us until such time as we have earned a 25.0% internal rate of return with respect to our contribution and (ii) thereafter, 35.0% distributed to us and 65.0% to our partner. The noncontrolling interest is based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period. All distributions for this venture are subject to the cash management agreement entered into in connection with the mortgage loan agreement (Note 8).

Courtyard San Diego Mission Valley

On December 6, 2012, we acquired the Courtyard San Diego Mission Valley (the “Courtyard San Diego Mission Valley”) from Gaslamp Holdings, LLC, an unaffiliated third party, for $85.0 million. The 317-room select-service hotel is located in San Diego’s Hotel Circle. The hotel is managed by Evolution Hospitality, LLC. We obtained a non-recourse mortgage of $51.5 million in connection with the acquisition (Note 8) and expensed acquisition costs of $2.6 million, including acquisition fees of $2.2 million paid to the advisor.

CWI 2012 10-K — 55

Notes to Consolidated Financial Statements

The following tables present a summary of assets acquired and liabilities assumed in these business combinations, each at the date of acquisition, and revenues and earnings thereon, since the date of acquisition through December 31, 2012 (in thousands):

	Hampton Inn Boston Braintree	Hilton Garden Inn New Orleans French Quarter/CBD	Lake Arrowhead Resort and Spa	Courtyard San Diego Mission Valley
Acquisition consideration
Cash consideration (a)	$12,500	$16,176	$500	$85,000

Assets acquired at fair value:
Land	1,516	1,539	4,300	16,200
Building	10,370	15,201	17,290	64,024
Building and site improvements	256	22	700	1,428
Furniture, fixtures and equipment	358	822	2,380	3,348
Investments in real estate	12,500	17,584	24,670	85,000
Intangible assets - in-place lease	-	-	21	-
Restricted cash	-	-	101	-
Other assets	-	-	144	-
	12,500	17,584	24,936	85,000

Liabilities assumed at fair value:
Non-recourse debt (b)	-	-	(19,730)	-
Accounts payable, accrued expenses and other liabilities	-	-	(870)	-
	-	-	(20,600)	-

Non-cash amounts attributable to noncontrolling interest	-	(1,408)	(27)	-
Net assets acquired at fair value	12,500	16,176	4,309	85,000

Goodwill (bargain purchase gain) on acquisition	$-	$-	$(3,809)	$-

	For the Period from
	May 31, 2012	June 8, 2012	July 9, 2012	December 6, 2012
	through	through	through	through
	December 31, 2012	December 31, 2012	December 31, 2012	December 31, 2012
Revenues	$2,211	$3,994	$6,117	$650
Net income	$497	$355	$187	$68

___________

(a)         Cash consideration at closing for the Lake Arrowhead Resort and Spa was comprised of a $0.3 million cash contribution from CWI and a $0.2 million cash contribution from our venture partner.

(b)         At closing, we made a $2.0 million principal paydown reducing the carrying value of the mortgage to $17.7 million.

Real Estate Under Construction

At December 31, 2012, real estate under construction was $1.6 million, recorded at cost, comprised of $1.1 million, $0.3 million and $0.2 million related to the renovations of the Hampton Inn Boston Braintree, Lake Arrowhead Resort and Spa and Hilton Garden Inn New Orleans French Quarter/CBD, respectively.

Pro Forma Financial Information (Unaudited)

The following unaudited consolidated pro forma financial information has been presented as if our Consolidated Hotel investments, which are accounted for as business combinations, that we

CWI 2012 10-K — 56

Notes to Consolidated Financial Statements

completed, and the new financings related to these acquisitions that we obtained, in 2012 had occurred on January 1, 2011 for the years ended December 31, 2012 and 2011. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods.

(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2012	2011
Pro forma total revenues	$36,978	36,053
Pro forma net loss	(1,635)	(2,145)
Less: Income from continuing operations attributable to noncontrolling interests	110	906
Pro forma loss from continuing operations attributable to CWI stockholders	$(1,525)	(1,239)
Pro forma loss per share:
Net loss attributable to CWI stockholders	$(0.11)	(0.11)
Pro forma weighted average shares	14,438,410	11,218,310

The pro forma weighted-average shares outstanding were determined as if the number of shares issued in our public offering in order to raise the funds used for each acquisition were issued on January 1, 2011. All acquisition costs and the bargain purchase gain recognized on the Lake Arrowhead Resort and Spa acquisition are presented as if they were incurred on January 1, 2011.

Note 5. Equity Investments in Real Estate

Together with unrelated third parties, we own equity interests in four hotels, our Unconsolidated Hotels, through three joint ventures that we do not control but over which we exercise significant influence, as described below. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to the advisor that we incur and other-than-temporary impairments, if any). Investments in unconsolidated investments are required to be evaluated periodically, in which we compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds fair value and such decline is determined to be other than temporary.

Earnings for our equity method investments are recognized in accordance with each respective investment agreement and, where applicable, based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period. Under the conventional approach, an investor applies its percentage ownership interest to the venture’s net income to determine the investor’s share of the earnings or losses of the venture. This approach is inappropriate to use if the venture’s capital structure gives different rights and priorities to its investors. As we have priority returns on our equity method investments, we follow the hypothetical liquidation at book value method in determining our share of the ventures’ earnings or losses for the reporting period as this method better reflects our claim on the ventures’ book value at the end of each reporting period. Due to our preferred interests, we are not responsible for, and will not reflect, losses to the extent our partners continue to have equity in the investments.

Long Beach Venture

On May 5, 2011, we entered into a joint venture investment in Long Beach Hotel Properties, LLC with LBHP-Ensemble Hotel Partners, LLC (“Ensemble”), the members of which were the then owners of the leasehold interests in two waterfront hotel properties in Long Beach, California: the Hotel Maya, a DoubleTree by Hilton Hotel (the “Hotel Maya”); and the Residence Inn Long Beach Downtown (the “Residence Inn”). We account for our interest under the equity method because we do not exert control over, but have the ability to exercise significant influence over, the joint venture.

We acquired a 49% interest in this venture (the “Long Beach Venture”) with assets totaling $43.6 million, which includes our allocable share of the Long Beach Venture’s debt of $22.8 million, a capital contribution of $19.7 million and an acquisition fee of $1.1 million paid to the advisor as well as other transaction costs. On the date of our acquisition, the Long Beach Venture’s total capitalization, including partner equity and debt, was approximately $88.0 million. We have the right, subject to certain conditions, to increase our ownership in the Long Beach Venture to 50%. Our investment was made in the form of a preferred equity interest that carries a cumulative preferred dividend of 9.5% per year and is senior to Ensemble’s equity interest. During the years ended December 31, 2012 and 2011, we received cash distributions totaling $2.1 million and $0.7 million, respectively. These cash

CWI 2012 10-K — 57

Notes to Consolidated Financial Statements

distributions represent our equity earnings based on the hypothetical liquidation at book value model for the respective periods, except for $0.2 million, which we received in the first quarter of 2012 representing a return of capital.

Both hotels were subject to existing mortgage financing at the time of our investment. The debt on the Hotel Maya, which was refinanced in June 2012, is a three-year $15.0 million mortgage that bears interest at LIBOR plus 2.5% per year and matures on July 1, 2015. The interest rate is effectively capped at 4.5% through an interest rate hedge (Note 7). The loan is interest only for the first three years and has a 30-year amortization period thereafter. The financing on the Residence Inn is a 10-year, $31.9 million mortgage that bears interest at 7.25% per year and matures September 1, 2017. The Long Beach Venture is a guarantor of the mortgage financing on the Hotel Maya. Ensemble has agreed to be responsible for, and has indemnified us regarding, any and all amounts due under the guarantee. At December 31, 2012, the aggregate outstanding principal balance of these obligations was $46.1 million.

Hyatt French Quarter Venture

On September 6, 2011, we entered into a joint venture investment with HRI, the owner of the leasehold interests in the Chateau Bourbon Hotel, an upscale full-service hotel located in the French Quarter of New Orleans, Louisiana, and an adjacent parking garage. The property also includes approximately 20,000 square feet of leasable commercial space. On May 15, 2012, the hotel began operating as the Hyatt French Quarter Hotel after the completion of a planned renovation which occurred from October 2011 through May 2012.

We acquired an approximate 80% interest in the joint venture (the “Hyatt French Quarter Venture”) with assets totaling $31.3 million, which includes our commitment related to our allocable share of the Hyatt French Quarter Venture’s debt and a capital contribution of $12.3 million. We paid an acquisition fee to our advisor in the amount of $0.9 million. The Hyatt French Quarter Venture’s expected project funding, including partner equity and debt, is approximately $45.7 million. Our investment was made in the form of a preferred equity interest that carries a cumulative preferred dividend of 8.5% per year and is senior to HRI’s equity interest. We account for our interest in the Hyatt French Quarter Venture under the equity method because we do not exert control over, but have the ability to exercise significant influence over, the venture. During the years ended December 31, 2012 and 2011, we recognized equity income of $1.0 million and $0.3 million, respectively, related to this venture. Due to our preferred return rights, we received distributions of $1.0 million for the year ended December 31, 2012.

At December 31, 2012, the aggregate outstanding principal balance of our debt financing was $23.8 million, consisting of a non-amortizing $22.8 million mortgage with a fixed annual interest rate of 11.5%, maturing September 2, 2014, and a $1.0 million non-recourse unsecured community development loan from the State of Louisiana with a fixed annual interest rate of 1.0%, maturing September 1, 2018. The mortgage for this hotel has a cash management agreement that restricts the distribution of available cash to ownership when the trailing-twelve-month debt service coverage ratio at the end of a quarter falls below 1.0. At December 31, 2012, the trailing-twelve-month debt service coverage ratio for this loan was 0.97. We expect this debt service coverage ratio to exceed 1.0 at the next testing date, March 31, 2013.

Westin Atlanta Venture

On October 3, 2012, we acquired a 57% interest in the CWI AM Atlanta Perimeter Hotel, LLC venture (“Westin Atlanta Venture”) with Arden-Marcus Perimeter LLC (“Arden-Marcus”) for a capital contribution of $12.4 million to the Westin Atlanta Venture plus an acquisition fee of $0.8 million to the advisor. The venture owns the 372-room Westin Atlanta Perimeter North hotel located in Atlanta, Georgia. Total funding for the investment, including debt but excluding the acquisition fee, will amount to $56.7 million, of which $42.4 million has been funded through December 31, 2012. The remaining $14.3 million will be funded by Arden-Marcus over the renovation period. The $14.4 million renovation is expected to be completed in early 2014. The hotel is managed by Marcus Hotels & Resorts, which is also an approximately 11% partner in the Westin Atlanta Venture. A member of our Board of Directors, William H. Reynolds, Jr., serves as the Senior Managing Director of an affiliate of Marcus Hotels & Resorts. Our investment was made in the form of an equity interest, which entitles us to a cumulative, compound preferred distribution of cash from operations of 8.5% per year through December 31, 2014. We account for the Westin Atlanta Venture under the equity method because we do not exert control over, but have the ability to exercise significant influence over, the investment. During 2012, we recognized a loss from our equity investment of $1.2 million related to this venture based on the hypothetical liquidation at book value model at December 31, 2012.

The venture obtained a non-recourse mortgage loan of up to $35.0 million in connection with the acquisition, which will mature on October 2, 2015, in connection with the acquisition. The mortgage loan provides an option for two one-year extensions. The annual interest rate during the initial three-year term and first extension term is 6.0% plus one-month LIBOR, which has been effectively capped at 7.0% through the use of an interest rate cap that matures at the end of the initial three-year term. At December 31, 2012, the outstanding principal balance was $28.0 million.

CWI 2012 10-K — 58

Notes to Consolidated Financial Statements

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these ventures are affected by the timing and nature of distributions (in thousands):

	Ownership Interest	Carrying Value at December 31,
Investment	at December 31, 2012	2012	2011
Long Beach Venture	49%	$20,202	$20,466
Hyatt French Quarter Venture	80%	12,968	13,000
Westin Atlanta Venture	57%	11,978	-
		$45,148	$33,466

The following tables present combined summarized financial information of our equity method investment entities. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (in thousands):

	December 31,
	2012	2011
Real estate, net	$143,872	$92,593
Other assets	21,620	30,564
Total assets	165,492	123,157
Debt	(98,211)	(69,083)
Other liabilities	(16,538)	(13,234)
Total liabilities	(114,749)	(82,317)
Members’ equity	$50,743	$40,840

	Years Ended December 31,
	2012 (a)	2011 (a)	2010
Revenues	$39,702	$17,056	$-
Expenses	(40,286)	(21,030)	-
Net loss	$(584)	$(3,974)	$-
Net loss attributable to the equity investments	$(584)	$(3,974)	$-

___________

(a)         Represents revenues and expenses since each venture’s respective acquisition date.

Note 6. Fair Value Measurements

The fair value of an asset is defined as the exit price, which is the amount that would either be received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting guidance establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including interest rate caps and swaps; and Level 3, for securities that do not fall into Level 1 or Level 2 and for which little or no market data exists, therefore requiring us to develop our own assumptions.

Derivative Liabilities — Our derivative liabilities are comprised of interest rate swaps. These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates. These derivative instruments were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

CWI 2012 10-K — 59

Notes to Consolidated Financial Statements

The following table set forth our liabilities that were accounted for at fair value on a recurring basis. Liabilities presented below exclude derivatives owned by equity method investments (in thousands):

Fair Value Measurements at December 31, 2012 Using:
Quoted Prices in
			Active Markets for	Significant Other	Unobservable
			Identical Assets	Observable Inputs	Inputs
Description	Balance Sheet location	Total	(Level 1)	(Level 2)	(Level 3)
Derivative liabilities	Accounts payable, accrued expenses and other liabilities	$410	$-	$410	$-

We did not have any assets or liabilities that were accounted for at fair value on a recurring basis at December 31, 2011.

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the years ended December 31, 2012 and 2011. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated statements of operations.

Our other financial instrument had the following carrying value and fair value as of the dates shown (in thousands):

		December 31, 2012		December 31, 2011
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt (a)	3	$88,762	$88,921	$-	$-

___________

(a)         We record debt acquired in business combinations at fair value. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral taking into account the quality of the collateral and the current interest rate. We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both December 31, 2012 and 2011.

Note 7. Risk Management and Use of Derivative Financial Instruments

Portfolio Concentration Risk

At December 31, 2012, we had a limited number of investments, which are exposed to concentrations within the lodging industry and within the limited geographic areas in which we have invested to date, specifically: two hotels in Long Beach, California, one hotel in Lake Arrowhead, California; one hotel in San Diego, California, two hotels in New Orleans, Louisiana, one hotel in Braintree, Massachusetts and one hotel in Atlanta, Georgia.

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

CWI 2012 10-K — 60

Notes to Consolidated Financial Statements

arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities.

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive loss until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated		Liability Derivatives Fair Value at
as Hedging Instruments	Balance Sheet Location	December 31, 2012	December 31, 2011
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	$410	$-

The following tables present the impact of our derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized
	in Other Comprehensive Loss on Derivatives (Effective Portion)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2012	2011	2010
Interest rate swaps	$(299)	$-	$-
	$(299)	$-	$-

		Amount of Gain (Loss) Recognized in
		Income on Derivatives
	Location of Gain (Loss)	Years Ended December 31,
Derivatives Not in Cash Flow Hedging Relationships	Recognized in Income	2012	2011	2010
Interest rate swaps (a)	Other income	$(135)	$-	$-
		$(135)	$-	$-

___________

(a)         One of our swaps was not initially designated for hedge accounting. We subsequently designated this instrument for hedge accounting in June 2012.

See below for information on our purposes for entering into derivative instruments and for information on derivative instruments owned by unconsolidated investments, which are excluded from the tables above.

Interest Rate Swaps and Caps

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

CWI 2012 10-K — 61

Notes to Consolidated Financial Statements

The interest rate swaps that we had outstanding on our Consolidated Hotel investments at December 31, 2012, were designated as cash flow hedges and are summarized as follows (dollars in thousands):

		Notional	Effective	Effective	Expiration	Fair Value at
Instrument	Type	Amount	Interest Rate	Date	Date	December 31, 2012
1-Month LIBOR (a)	Rollercoaster swap	$7,931	5.0%	5/2012	5/2015	$(142)
1-Month LIBOR	“Pay-fixed” swap	51,500	4.6%	12/2012	12/2017	(268)
						$(410)

___________

(a)         In May 2012, we entered into a rollercoaster interest rate swap, which is a swap with a notional principal that will vary with the notional amount of the debt, to hedge the interest rate risk associated with the mortgage loan on the Hampton Inn Boston Braintree (Note 8). This instrument was not initially designated for hedge accounting. We subsequently designated this instrument for hedge accounting in June 2012.

Amounts reported in Other comprehensive loss related to interest rate swaps will be reclassified to interest expense as interest payments are made on our variable-rate debt. At December 31, 2012, we estimate that an additional $0.4 million will be reclassified as interest expense during the next 12 months related to our interest rate swaps.

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At December 31, 2012, we had not been declared in default on our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $0.4 million at December 31, 2012, which included accrued interest and any adjustment for nonperformance risk. If we had breached these provisions at December 31, 2012, we could have been required to settle our obligations under these agreements at their termination values of $0.5 million in the aggregate.

The derivative instruments that our Unconsolidated Hotel investments had outstanding at December 31, 2012 are summarized as follows (in thousands):

	Ownership
	Interest at		Notional		Effective	Expiration	Fair Value at
Description	December 31, 2012	Type	Amount	Cap Rate	Date	Date	December 31, 2012
1-Month LIBOR	49.0%	Interest rate cap	$15,000	2.0%	7/2012	7/2015	$6
1-Month LIBOR	57.0%	Interest rate cap	35,000	1.0%	10/2012	10/2015	57
							$63

Note 8. Debt

Hampton Inn Boston Braintree Mortgage

We acquired the Hampton Inn Boston Braintree through a wholly-owned subsidiary, subject to a non-recourse mortgage loan in the amount of up to $9.8 million in order to fund renovation costs pursuant to our contractual obligations. The loan has an initial 36-month term plus options for two 12-month extensions and matures on May 31, 2015. The interest rate is fixed at 5.0% for the first 36 months through an interest rate swap agreement (Note 7). The loan is interest-only for the first 12 months and has a 25-year amortization period thereafter. We capitalized $0.2 million of deferred financing costs related to this loan. The balance of this loan at December 31, 2012 was $8.5 million.

Pursuant to the mortgage loan agreement, we and our wholly-owned subsidiary are subject to various operational covenants and the following financial covenants:

•                             we are required to deposit into a lender-held escrow account the greater of 4% of the hotel’s gross operating revenue or the actual amount of reserves required for furniture, fixture and equipment under the Hampton Inn Boston Braintree franchise agreement or the hotel’s management agreement;

•                             the hotel must maintain a debt service coverage ratio of 1.15 beginning on December 31, 2013 and 1.20 beginning on June 30, 2014, representing the ratio of cash available for debt service to interest, principal and lease payments;

•                             we must maintain a net worth of at least $25.0 million; and

CWI 2012 10-K — 62

Notes to Consolidated Financial Statements

•          we must maintain unrestricted cash on hand of not less than $5.0 million.

Hilton Garden Inn New Orleans French Quarter/CBD Mortgage

Through a wholly-owned subsidiary, we, together with our partner, acquired the Hilton Garden Inn New Orleans French Quarter/CBD, which is subject to a non-recourse mortgage loan of $11.0 million that we obtained in connection with the acquisition. The mortgage loan requires monthly principal and interest payments beginning August 1, 2012 and has a 30-year amortization period thereafter. The interest rate is fixed at 5.3% and matures July 1, 2019. We capitalized $0.2 million of deferred financing costs related to this loan. The balance of this loan at December 31, 2012 was $11.0 million.

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

Lake Arrowhead Resort and Spa Mortgage

Through a wholly-owned subsidiary, we, together with our partner, acquired the Lake Arrowhead Resort and Spa, which is subject to a non-recourse mortgage loan, which we assumed. The mortgage loan has a 36-month term and matures July 1, 2015. The mortgage loan agreement allows early settlement at any time prior to maturity upon 60 days notice with no penalty at a reduced amount of up to $18.0 million comprised of a reduced payoff of $16.0 million and a lender participation payment of $2.0 million, provided there is no uncured event of default under the loan agreement or cash management agreement. The reduced amount due to the lender is equal to the greater of the refinancing or sale proceeds or the value determined by a third-party appraiser, but in no event greater than $18.0 million. The loan is interest-only with an interest rate of 3.0% in the first year, 4.0% in the second year and 6.0% in the third year. Interest is calculated using the effective interest method. The mortgage loan agreement provides for a cash management agreement that collects and disburses cash from the venture after our third-party manager pays approved hotel operating expenses. The cash management agreement disburses any remaining cash in the following order: (i) funding the tax reserve; (ii) interest payment on the mortgage loan; (iii) funding other reserve requirements; (iv) distributions to us of 12% on $4.5 million of our initial contribution; and (v) any remaining cash distributed, 50% for the lender participation payment (limited to an aggregate of $2.0 million) and 50% to us. Upon assumption of the mortgage loan, we recorded a fair market value adjustment of $0.3 million. We capitalized $0.3 million of deferred financing costs related to this mortgage. The carrying value of this loan at December 31, 2012 was $17.8 million. The balance of the debt at December 31, 2012, without regard to adjustment for fair value, was $27.4 million if paid on or after maturity.

Pursuant to the mortgage loan agreement, we and our wholly-owned subsidiary is subject to certain operational and financial covenants. The primary financial covenant requires that our subsidiary maintain a debt service coverage ratio of 1.15:1 beginning on July 9, 2013.

Courtyard San Diego Mission Valley Mortgage

In connection with the Courtyard San Diego Mission Valley acquisition, we obtained a non-recourse mortgage loan of $51.5 million. The mortgage loan requires monthly interest only payments beginning with the initial payment and continuing for a period of 12 months and 25-year amortization through the remaining term of the loan. The loan has an initial term of five years with two one-year extension options. The stated interest rate of one-month LIBOR plus 3.75% has effectively been fixed at approximately 4.6% through an interest rate swap agreement, maturing on December 6, 2017. We capitalized $0.6 million of deferred financing costs related to this loan. The balance of this loan at December 31, 2012 was $51.5 million.

Pursuant to the mortgage loan agreement, we and our wholly-owned subsidiary is subject to certain operational and financial covenants. The primary financial covenants require that:

•                  our subsidiary maintain a debt service coverage ratio of 1.15 beginning on December 31, 2013 and increasing by .05 annual increments through the initial term;

•                  we maintain a net worth of at least $25.0 million; and

•                  we maintain a combined total of unrestricted cash and cash equivalents and current market value of marketable securities of not less than $5.0 million.

CWI 2012 10-K — 63

Notes to Consolidated Financial Statements

At December 31, 2012, we were in compliance with the then-applicable covenants for each of the above-referenced loans.

Scheduled Debt Principal Payments

Scheduled debt principal payments during each of the next five calendar years following December 31, 2012 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2013	$158
2014	1,429
2015 (a)	27,424
2016	1,244
2017 (b)	48,435
Thereafter through 2019	10,297
88,987
Fair market value adjustment	(225)
Total	$88,762

___________

(a)         Includes $18.0 million outstanding on our Lake Arrowhead Resort and Spa mortgage loan and $8.2 million outstanding on our Hampton Inn Boston Braintree mortgage loans, which are scheduled to mature in July 2015 and May 2015, respectively.

(b)         Includes $48.3 million outstanding on our Courtyard San Diego Mission Valley mortgage loan, which is scheduled to mature in December 2017.

Note 9. Commitments and Contingencies

At December 31, 2012, we were not involved in any material litigation. In addition, various claims and lawsuits may arise against us in the normal course of business. The results of such proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

We are liable for certain expenses of the offering described in our Prospectus, which include filing, legal, accounting, printing and escrow fees, which are deducted from the gross proceeds of the offering. We reimburse Carey Financial or one of its affiliates for expenses (including fees and expenses of its counsel) and for the costs of any sales and information meetings of Carey Financial’s registered representatives or employees of one of its affiliates relating to the offering. The total underwriting compensation to Carey Financial and other dealers in connection with the offering shall not exceed limitations prescribed by FINRA. The advisor has agreed to be responsible for the repayment of (i) organization and offering expenses (excluding selling commissions to Carey Financial with respect to shares held by clients of it and selected dealers and fees paid and expenses reimbursed to selected dealers) that exceed 2% of the gross proceeds of the offering and (ii) organization and offering expenses (including selling commissions, fees and fees paid and expenses reimbursed to selected dealers) that exceed 15% of the gross proceeds of the offering (Note 3). As of December 31, 2012, the amount in excess of those limitations was $4.2 million.

Certain of our hotel franchise agreements require us to make planned renovations to our properties (Notes 4 and 5). The following table summarizes our funding commitments at December 31, 2012 on our Consolidated Hotels (in thousands):

	Hampton Inn Boston Braintree	Hilton Garden Inn New Orleans French Quarter/CBD	Lake Arrowhead Resort and Spa	Total
Original funding commitment	$1,869	$3,470	$3,700	$9,039
Less: paid at December 31, 2012	(556)	(722)	(627)	(1,905)
Remaining commitment at December 31, 2012 (a)	$1,313	$2,748	$3,073	$7,134

___________

(a)         Includes $1.0 million that were included in Accounts payable, accrued expenses and other liabilities at December 31, 2012.

CWI 2012 10-K — 64

Notes to Consolidated Financial Statements

Note 10. Equity

Distributions

Distributions paid to stockholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. The following table presents annualized cash distributions paid in 2012 per share reported for tax purposes and serves as a designation of capital gain distributions, if applicable, pursuant to Internal Revenue Code Section 857(b)(3)(C) and Treasury Regulation § 1.857-6(e):

	Years Ended December 31,
	2012	2011	2010
Return of capital	$0.4489	$0.3000	$-
Total distributions	$0.4489	$0.3000	$-

Our Board of Directors declared a fourth quarter 2012 daily distribution of $0.0016304 per share, comprised of $0.0013587 per day payable in cash and $0.0002717 per day payable in shares of CWI’s common stock, in September 2012, which was paid in January 2013 to stockholders of record on each day during the quarter.

Our Board of Directors declared a first quarter 2013 daily distribution of $0.0016665 per share, comprised of $0.0013888 per day payable in cash and $0.0002777 per day payable in shares of CWI’s common stock, in December 2012, which will be payable on or about April 15, 2013 to stockholders of record on each day during the quarter.

Note 11. Share-Based Payments

We maintain the 2010 Equity Incentive Plan, which authorizes the issuance of shares of our common stock to our officers and officers and employees of the subadvisor, who perform services on our behalf, and to non-director members of the investment committee through stock-based awards. The 2010 Equity Incentive Plan provides for the grant of RSUs and dividend equivalent rights. We also maintain the Directors Incentive Plan — 2010 Incentive Plan, which authorizes the issuance of shares of our common stock to our independent directors. The Directors Incentive Plan — 2010 Incentive Plan provides for the grant of RSUs and dividend equivalent rights. A maximum of 4,000,000 awards may be granted, in the aggregate, under these two plans, of which 3,923,800 shares remain available for future grants at December 31, 2012.

A summary of the RSU activity for the years ended December 31, 2012 and 2011 follows:

	RSU Awards
		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2011	-	$-
Granted (a)	42,500	10.00
Vested (b)	(8,000)	10.00
Nonvested at January 1, 2012	34,500	10.00
Granted (a)	33,700	10.00
Vested (b)	(15,498)	10.00
Nonvested at December 31, 2012 (c)	52,702	$10.00

___________

(a)         Includes 29,700 and 34,500 RSUs issued to employees of our subadvisor during the years ended December 31, 2012 and 2011, respectively, and 4,000 and 8,000 RSUs issued to our independent directors during the years ended December 31, 2012 and 2011, respectively.

(b)         RSUs issued to employees of our subadvisor vest over three years, subject to continued employment, and RSUs issued to independent directors vested immediately. The total fair value of shares vested during the years ended December 31, 2012 and 2011 was $0.2 million and $0.1 million, respectively. The awards to employees of our subadvisor had a weighted-average remaining contractual term of 1.9 years at December 31, 2012.

CWI 2012 10-K — 65

Notes to Consolidated Financial Statements

(c)          We currently expect to recognize compensation expense totaling approximately $0.5 million over the vesting period.

For the years ended December 31, 2012 and 2011, we recognized share based payment expense of $0.2 million and $0.1 million, respectively, associated with our awards. We have not recognized any income tax benefit in earnings for our share-based payment arrangements since the inception of our plans.

Note 12. Income Taxes

As a REIT, we are permitted to own lodging properties but are prohibited from operating these properties. In order to comply with applicable REIT qualification rules, we enter into leases for each of our lodging properties with TRS lessees. The TRS lessees in turn contract with independent hotel management companies that manage day-to-day operations of our hotels under the oversight of the subadvisor.

The components of our income tax (benefit) provision for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Federal
Current	$311	$-	$-
Deferred	(44)	-	-
	267	-	-

State and Local
Current	84	-	-
Deferred	(7)	-	-
	77	-	-
Total Provision	$344	$-	$-

Deferred income taxes at December 31, 2012 and 2011 consist of the following (in thousands):

	At December 31,
	2012	2011
Deferred Tax Liabilities
Accrued vacation payable	$(51)	$-
	(51)	-
Net Deferred Tax Liability	$(51)	$-

A reconciliation of the provision for income taxes with the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the periods presented is as follows (dollars in thousands):

	Years Ended December 31,
	2012		2011		2010
Pre-tax income from taxable subsidiaries	$836		$-		$-
Federal provision at statutory tax rate (35%)	293	35.0%	-		-
State and local taxes, net of federal benefit	44	5.2%	-		-
Other	1	0.2%	-		-
Tax provision — taxable subsidiaries	338	40.4%	-	0.0%	-	0.0%
Other state and local taxes	6		-		-
Total provision	$344		$-		$-

At December 31, 2012 and 2011, we had no unrecognized tax benefits.

CWI 2012 10-K — 66

Notes to Consolidated Financial Statements

Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2010 through 2012 remain open to examination by the major taxing jurisdictions to which we are subject.

Note 13. Selected Quarterly Financial Data (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues	$53	$858	$5,868	$6,257
Operating expenses	690	2,907	6,958	10,285
Net (loss) income	(221)	(2,341)	3,211	(4,491)
Add: Net loss attributable to noncontrolling interests	-	337	535	247
Net (loss) income attributable to CWI stockholders	(221)	(2,004)	3,746	(4,244)
Basic and diluted (loss) earnings per share attributable to CWI stockholders (a)	(0.04)	(0.27)	0.37	(0.30)
Basic and diluted distributions declared per share	0.1000	0.1500	0.1500	0.1500

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Operating (expenses) income	$(720)	$(725)	$(448)	$110
Net (loss) income	(720)	(735)	87	656
Basic and diluted (loss) income per share (a)	(1.19)	(0.31)	0.02	0.14
Basic and diluted distributions declared per share	0.1000	0.1000	0.1000	0.1000

___________

(a)         For purposes of determining the weighted-average number of shares of common stock outstanding and loss per share, historical amounts have been adjusted to treat stock distributions declared through March 12, 2013 as if they were outstanding as of the beginning of the periods presented.

Note 14. Subsequent Event

In February 2013, we acquired five select service hotels within the Hilton Worldwide portfolio of brands for $94.3 million and obtained mortgage loans on the hotels totaling $64.5 million. The hotels include the 144-room Hampton Inn & Suites Memphis-Beale Street in Tennessee, the 119-room Hampton Inn & Suites Atlanta-Downtown in Georgia, the 133-room Hampton Inn Birmingham-Colonnade in Alabama, the 105-room Hampton Inn & Suites Frisco-Legacy Park in Texas and the 131-room Hilton Garden Inn Baton Rouge Airport in Louisiana. The Memphis, Atlanta and Birmingham hotels will be managed by Crescent Hotels & Resorts and the Frisco and Baton Rouge hotels will be managed by HRI Lodging Inc.

In March 2013, we acquired the Courtyard by Marriott Pittsburgh Shadyside for $29.9 million and obtained a mortgage loan of $21.0 million. The 132-room hotel is located in Pittsburgh, Pennsylvania. The hotel will be managed by Concord Hospitality Enterprises Company.

We are currently evaluating the purchase price allocation following these acquisitions. It is not practicable to disclose the preliminary purchase price allocation or consolidated pro forma financial information for these transactions given the short period of time between the acquisition dates and the issuance of this Report.

CWI 2012 10-K — 67

CAREY WATERMARK INVESTORS INCORPORATED

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION

December 31, 2012
(in thousands)

		Initial Cost to Company		Costs Capitalized	Decrease	Gross Amount at which Carried at Close of Period(d)						Life on which Depreciation in Latest Statement of
Description	Encumbrances	Land	Buildings	Subsequent to Acquisition(a)	In Net Investments(b)	Land	Buildings	Total	Accumulated Depreciation(c)	Date of Construction	Date Acquired	Income is Computed
Hotel:
Hampton Inn Boston Braintree	$8,487	$1,516	$10,626	$-	$-	$1,516	$10,626	$12,142	$170	Jan. 2001	May 2012	40 yrs.
Hilton Garden Inn New Orleans French Quarter/CBD	11,000	1,539	15,223	164	-	1,539	15,387	16,926	232	Sep. 2004	Jun. 2012	40 yrs.
Lake Arrowhead Resort and Spa	17,775	4,300	17,990	-	-	4,300	17,990	22,290	316	Jun. 1982	Jul. 2012	30 yrs.
Courtyard San Diego Mission Valley	51,500	16,200	65,452	-	-	16,200	65,452	81,652	121	Jun. 1971	Dec. 2012	40 yrs.
	$88,762	$23,555	$109,291	$164	$-	$23,555	$109,455	$133,010	$839

CWI 2012 10-K — 68

CAREY WATERMARK INVESTORS INCORPORATED

NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

___________

(a)         Consists of the costs of improvements subsequent to purchase and acquisition costs including construction costs primarily for renovations pursuant to our contractual obligations.

(b)         Reconciliation of real estate and accumulated depreciation (in thousands).

	Reconciliation of Operating Real Estate
	Years Ended December 31,
	2012	2011	2010
Balance at beginning of year	$-	$-	$-
Additions	133,010	-	-
Balance at close of year	$133,010	$-	$-

	Reconciliation of Accumulated Depreciation for
	Operating Real Estate
	Years Ended December 31,
	2012	2011	2010
Balance at beginning of year	$-	$-	$-
Depreciation expense	839	-	-
Balance at close of year	$839	$-	$-

At December 31, 2012, the aggregate cost of real estate, net of accumulated depreciation, owned by us and our consolidated subsidiaries for federal income tax purposes was $135.2 million.

CWI 2012 10-K — 69

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at December 31, 2012, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2012 at a reasonable level of assurance.

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

We assessed the effectiveness of our internal control over financial reporting at December 31, 2012. In making this assessment, we used criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, at December 31, 2012, our internal control over financial reporting is effective based on those criteria.

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

CWI 2012 10-K — 70

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for the 2013 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 11. Executive Compensation.

This information will be contained in our definitive proxy statement for the 2013 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in our definitive proxy statement for the 2013 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for the 2013 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 14. Principal Accountant Fees and Services.

This information will be contained in our definitive proxy statement for the 2013 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

CWI 2012 10-K — 71

PART IV

Item 15. Exhibits and Financial Statements.

(a) (1) and (2) - Financial statements - see index to our consolidated financial statements included in Item 8.

Other Financial Statements:

Financial Statements of CWI-HRI French Quarter Hotel Property, LLC and Subsidiary

Financial Statements of LBHP – Ensemble Partners, LLC

Financial Statements of CWI AM Atlanta Perimeter Hotel, LLC

(3)         Exhibits:

The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment and Restatement of Carey Watermark Investors Incorporated	Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

3.2	Bylaws of Carey Watermark Investors Incorporated filed on March 26, 2008	Incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-11 (File No. 333-149899) filed on March 26, 2008

4.1	Distribution Reinvestment and Stock Purchase Plan	Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.1	Advisory Agreement dated September 15, 2010, between Carey Watermark Investors Incorporated, CWI OP, LP, and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.2	Agreement of Limited Partnership of CWI OP, LP dated September 15, 2010 by and between Carey Watermark Investors Incorporated and Carey Watermark Holdings, LLC	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.3	Dealer Manager Agreement dated September 15, 2010, between Carey Watermark Investors Incorporated and Carey Financial, LLC	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.4	Subscription Escrow Agreement dated September 15, 2010, between Carey Financial, LLC, Carey Watermark Investors Incorporated and UMB Bank, N.A.	Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.5	2010 Equity Incentive Plan	Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.6	Indemnification Agreement dated September 15, 2010, between Carey Watermark Investors Incorporated and CWA, LLC	Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.7	Form of Indemnification Agreement between Carey Watermark Investors Incorporated and its directors and executive officers	Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.8	Carey Watermark Investors Incorporated Directors’ Incentive Plan - 2010 Equity Incentive Plan	Incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2010 filed March 18, 2011

CWI 2012 10-K — 72

Exhibit No.	Description	Method of Filing
10.9	Selected Dealer Agreement dated October 7, 2010 among Carey Watermark Investors Incorporated, Carey Financial, LLC, Carey Lodging Advisors, LLC, W.P. Carey & Co. LLC and CWA, LLC	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed November 14, 2011

10.10	Amended and Restated Limited Liability Company Operating Agreement of Long Beach Hotel Properties, LLC dated as of May 2, 2011 by and between CWI Long Beach Hotels, LLC and LBHP-Ensemble Partners LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 11, 2011

10.11	Form of Restricted Stock Unit Award Agreement	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed May 13, 2011

10.12	Limited Liability Company Operating Agreement of CWI-HRI French Quarter Hotel Property, LLC dated September 2, 2011 by and between CWI New Orleans Hotel, LLC and Guitar Partners LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 12, 2011

10.13	Purchase and Sale Agreement, dated as of March 19, 2012, by and between NMG-Braintree, LLC and CWI Braintree Hotel, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 6, 2012

10.14	Limited Liability Company Operating Agreement of CWI-HRI New Orleans CBD Hotel, LLC dated as of June 8, 2012, by and between CWI New Orleans CBD Hotel, LLC and Eleventh Floor Lodging, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 14, 2012

10.15	Contribution Agreement, dated as of July 9, 2012, by and between CWI Lake Arrowhead Resort, LLC and Fulton Village Green Investors, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 13, 2012

10.16	Limited Liability Company Operating Agreement of CWI-AM Atlanta Perimeter Hotel, LLC, dated as of October 3, 2012, by and between CWI Atlanta Perimeter Hotel, LLC and the Arden-Marcus Perimeter LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 10, 2012

10.17	Purchase and Sale Agreement and Escrow Instructions between Gaslamp Holdings, LLC and CWI Mission Valley Hotel, LLC, dated October 16, 2012	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 12, 2012

10.18	Purchase and Sale Agreement between FWH Birmingham Colonnade, LLC and CWI Birmingham Hotel, LLC dated as of December 7, 2012	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 21, 2013

10.19	First Amendment to Purchase and Sale Agreement between FWH Birmingham Colonnade, LLC and CWI Birmingham Hotel, LLC dated as of January 4, 2013	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on February 21, 2013

10.20	Purchase and Sale Agreement between FWH Legacy Park Frisco, LLC and CWI Legacy Park Hotel, LLC dated as of December 7, 2012	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on February 21, 2013

10.21	First Amendment to Purchase and Sale Agreement between FWH Legacy Park Frisco, LLC and CWI Legacy Park Hotel, LLC dated as of January 4, 2013	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on February 21, 2013

CWI 2012 10-K — 73

Exhibit No.	Description	Method of Filing
10.22	Second Amendment to Purchase and Sale Agreement between FWH Legacy Park Frisco, LLC and CWI Legacy Park Hotel, LLC dated as of January 9, 2013	Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on February 21, 2013

10.23	Purchase and Sale Agreement between FWH Atlanta Downtown, LLC and CWI Atlanta Downtown Hotel, LLC dated as of December 7, 2012	Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on February 21, 2013

10.24	First Amendment to Purchase and Sale Agreement between FWH Atlanta Downtown, LLC and CWI Atlanta Downtown Hotel, LLC dated as of January 4, 2013	Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed on February 21, 2013

10.25	Purchase and Sale Agreement between FWH Memphis Beale Street, LLC and CWI Beale Street Hotel, LLC dated as of December 7, 2012	Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed on February 21, 2013

10.26	First Amendment to Purchase and Sale Agreement between FWH Memphis Beale Street, LLC and CWI Beale Street Hotel, LLC dated as of January 4, 2013	Incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed on February 21, 2013

10.27	Purchase and Sale Agreement between FWH Baton Rouge, LLC and CWI Baton Rouge Hotel, LLC dated as of December 7, 2012	Incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K filed on February 21, 2013

10.28	First Amendment to Purchase and Sale Agreement between FWH Baton Rouge, LLC and CWI Baton Rouge Hotel, LLC dated as of January 4, 2013	Incorporated by reference to Exhibit 10.11 to Current Report on Form 8-K filed on February 21, 2013

21.1	List of Registrant Subsidiaries	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Financial Statements of CWI-HRI French Quarter Hotel Property, LLC and Subsidiary	Filed herewith

99.2	Financial Statements of LBHP - Ensemble Partners, LLC	Filed herewith

99.3	Financial Statements of AM Atlanta Perimeter Hotel, LLC	Filed herewith

CWI 2012 10-K — 74

Exhibit No.	Description	Method of Filing
101

The following materials from Carey Watermark Investors Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2012 and 2011, (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Equity for the years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements. *

Filed herewith

___________

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

CWI 2012 10-K — 75

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors Incorporated
Date: March 12, 2013
	By:	/s/ Michael G. Medzigian
Michael G. Medzigian
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael G. Medzigian	Chief Executive Officer and Director	March 12, 2013
Michael G. Medzigian	(Principal Executive Officer)

/s/ Mark J. DeCesaris	Chief Financial Officer	March 12, 2013
Mark J. DeCesaris	(Principal Financial Officer)

/s/ Hisham A. Kader	Chief Accounting Officer	March 12, 2013
Hisham A. Kader	(Principal Accounting Officer)

/s/ Trevor P. Bond	Director	March 12, 2013
Trevor P. Bond

/s/ Charles S. Henry	Director	March 12, 2013
Charles S. Henry

/s/ Michael D. Johnson	Director	March 12, 2013
Michael D. Johnson

/s/ Robert E. Parsons, Jr.	Director	March 12, 2013
Robert E. Parsons, Jr.

/s/ William H. Reynolds, Jr.	Director	March 12, 2013
William H. Reynolds, Jr.

CWI 2012 10-K — 76

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment and Restatement of Carey Watermark Investors Incorporated	Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

3.2	Bylaws of Carey Watermark Investors Incorporated filed on March 26, 2008	Incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-11 (File No. 333-149899) filed on March 26, 2008

4.1	Distribution Reinvestment and Stock Purchase Plan	Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.1	Advisory Agreement dated September 15, 2010, between Carey Watermark Investors Incorporated, CWI OP, LP, and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.2	Agreement of Limited Partnership of CWI OP, LP dated September 15, 2010 by and between Carey Watermark Investors Incorporated and Carey Watermark Holdings, LLC	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.3	Dealer Manager Agreement dated September 15, 2010, between Carey Watermark Investors Incorporated and Carey Financial, LLC	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.4	Subscription Escrow Agreement dated September 15, 2010, between Carey Financial, LLC, Carey Watermark Investors Incorporated and UMB Bank, N.A.	Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.5	2010 Equity Incentive Plan	Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.6	Indemnification Agreement dated September 15, 2010, between Carey Watermark Investors Incorporated and CWA, LLC	Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.7	Form of Indemnification Agreement between Carey Watermark Investors Incorporated and its directors and executive officers	Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.8	Carey Watermark Investors Incorporated Directors’ Incentive Plan - 2010 Equity Incentive Plan	Incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2010 filed March 18, 2011

10.9	Selected Dealer Agreement dated October 7, 2010 among Carey Watermark Investors Incorporated, Carey Financial, LLC, Carey Lodging Advisors, LLC, W.P. Carey & Co. LLC and CWA, LLC	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed November 14, 2011

10.10	Amended and Restated Limited Liability Company Operating Agreement of Long Beach Hotel Properties, LLC dated as of May 2, 2011 by and between CWI Long Beach Hotels, LLC and LBHP-Ensemble Partners LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 11, 2011

10.11	Form of Restricted Stock Unit Award Agreement	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed May 13, 2011

CWI 2012 10-K — 77

Exhibit No.	Description	Method of Filing
10.12	Limited Liability Company Operating Agreement of CWI-HRI French Quarter Hotel Property, LLC dated September 2, 2011 by and between CWI New Orleans Hotel, LLC and Guitar Partners LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 12, 2011

10.13	Purchase and Sale Agreement, dated as of March 19, 2012, by and between NMG-Braintree, LLC and CWI Braintree Hotel, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 6, 2012

10.14	Limited Liability Company Operating Agreement of CWI-HRI New Orleans CBD Hotel, LLC dated as of June 8, 2012, by and between CWI New Orleans CBD Hotel, LLC and Eleventh Floor Lodging, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 14, 2012

10.15	Contribution Agreement, dated as of July 9, 2012, by and between CWI Lake Arrowhead Resort, LLC and Fulton Village Green Investors, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 13, 2012

10.16	Limited Liability Company Operating Agreement of CWI-AM Atlanta Perimeter Hotel, LLC, dated as of October 3, 2012, by and between CWI Atlanta Perimeter Hotel, LLC and the Arden-Marcus Perimeter LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 10, 2012

10.17	Purchase and Sale Agreement and Escrow Instructions between Gaslamp Holdings, LLC and CWI Mission Valley Hotel, LLC, dated October 16, 2012	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 12, 2012

10.18	Purchase and Sale Agreement between FWH Birmingham Colonnade, LLC and CWI Birmingham Hotel, LLC dated as of December 7, 2012	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 21, 2013

10.19	First Amendment to Purchase and Sale Agreement between FWH Birmingham Colonnade, LLC and CWI Birmingham Hotel, LLC dated as of January 4, 2013	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on February 21, 2013

10.20	Purchase and Sale Agreement between FWH Legacy Park Frisco, LLC and CWI Legacy Park Hotel, LLC dated as of December 7, 2012	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on February 21, 2013

10.21	First Amendment to Purchase and Sale Agreement between FWH Legacy Park Frisco, LLC and CWI Legacy Park Hotel, LLC dated as of January 4, 2013	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on February 21, 2013

10.22	Second Amendment to Purchase and Sale Agreement between FWH Legacy Park Frisco, LLC and CWI Legacy Park Hotel, LLC dated as of January 9, 2013	Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on February 21, 2013

10.23	Purchase and Sale Agreement between FWH Atlanta Downtown, LLC and CWI Atlanta Downtown Hotel, LLC dated as of December 7, 2012	Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on February 21, 2013

10.24	First Amendment to Purchase and Sale Agreement between FWH Atlanta Downtown, LLC and CWI Atlanta Downtown Hotel, LLC dated as of January 4, 2013	Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed on February 21, 2013

CWI 2012 10-K — 78

Exhibit No.	Description	Method of Filing
10.25	Purchase and Sale Agreement between FWH Memphis Beale Street, LLC and CWI Beale Street Hotel, LLC dated as of December 7, 2012	Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed on February 21, 2013

10.26	First Amendment to Purchase and Sale Agreement between FWH Memphis Beale Street, LLC and CWI Beale Street Hotel, LLC dated as of January 4, 2013	Incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed on February 21, 2013

10.27	Purchase and Sale Agreement between FWH Baton Rouge, LLC and CWI Baton Rouge Hotel, LLC dated as of December 7, 2012	Incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K filed on February 21, 2013

10.28	First Amendment to Purchase and Sale Agreement between FWH Baton Rouge, LLC and CWI Baton Rouge Hotel, LLC dated as of January 4, 2013	Incorporated by reference to Exhibit 10.11 to Current Report on Form 8-K filed on February 21, 2013

21.1	List of Registrant Subsidiaries	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Financial Statements of CWI-HRI French Quarter Hotel Property, LLC and Subsidiary	Filed herewith

99.2	Financial Statements of LBHP - Ensemble Partners, LLC	Filed herewith

99.3	Financial Statements of AM Atlanta Perimeter Hotel, LLC	Filed herewith

101

The following materials from Carey Watermark Investors Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2012 and 2011, (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Equity for the years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements. *

Filed herewith

___________

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

CWI 2012 10-K — 79