Form 10-Q
period 2013-03-31
Carey Watermark Investors Inc
filed 2013-05-10
CIK 1430259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Registrant has 28,340,895 shares of common stock, $0.001 par value, outstanding at May 6, 2013.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on March 12, 2013 (the “2012 Annual Report”). We do not undertake to revise or update any forward-looking statements.

Additionally, a description of our critical accounting estimates is included in the MD&A section of our 2012 Annual Report. There has been no significant change in our critical accounting estimates. All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1, Financial Statements (Unaudited).

CWI 3/31/2013 10-Q — 1

PART I

Item 1. Financial Statements

CAREY WATERMARK INVESTORS INCORPORATED

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
Assets
Investments in real estate:
Hotels, at cost	$269,522	$142,765
Accumulated depreciation	(3,174)	(1,392)
Net investments in hotels	266,348	141,373
Equity investments in real estate	44,967	45,148
Net investments in real estate	311,315	186,521
Cash	47,195	30,729
Due from affiliates	9	398
Accounts receivable	1,053	626
Restricted cash	8,203	6,272
Other assets	5,133	5,212
Total assets	$372,908	$229,758

Liabilities and Equity
Liabilities:
Non-recourse debt	$173,435	$88,762
Accounts payable, accrued expenses and other liabilities	7,685	5,050
Due to affiliates	1,944	847
Distributions payable	2,429	1,717
Total liabilities	185,493	96,376
Commitments and contingencies (Note 9)
Equity:
CWI stockholders’ equity:
Common stock $0.001 par value; 300,000,000 shares authorized; 23,630,775 and 16,334,464 shares issued and outstanding, respectively	23	16
Additional paid-in capital	206,075	142,645
Distributions in excess of accumulated losses	(18,538)	(9,166)
Accumulated other comprehensive loss	(414)	(299)
Less: treasury stock at cost, 35,262 and 34,524 shares, respectively	(338)	(331)
Total CWI stockholders’ equity	186,808	132,865
Noncontrolling interests	607	517
Total equity	187,415	133,382
Total liabilities and equity	$372,908	$229,758

See Notes to Consolidated Financial Statements.

CWI 3/31/2013 10-Q — 2

CAREY WATERMARK INVESTORS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues
Hotel Revenues
Rooms	$9,101	$-
Food and beverage	1,324	-
Other hotel income	874	-
Total Hotel Revenues	11,299	-
Other real estate income	-	53
Total Revenues	11,299	53
Operating Expenses
Hotel Expenses
Rooms	2,210	-
Food and beverage	1,109	-
Other hotel operating expenses	440	-
General and administrative	1,046	-
Sales and marketing	1,306	-
Repairs and maintenance	495	-
Utilities	417	-
Management fees	263	-
Property taxes, insurance and rent	665	-
Depreciation and amortization	1,786	-
Total Hotel Expenses	9,737	-

Other Operating Expenses
Acquisition-related expenses	5,392	158
Management expenses	247	156
Corporate general and administrative expenses	970	295
Asset management fees to affiliate	390	82
Total Other Operating Expenses	6,999	691
Operating Loss	(5,437)	(638)
Other Income and (Expenses)
Net income from equity investments in real estate	132	417
Interest expense (net of $89 and $0, respectively, reclassified from Accumulated other comprehensive loss)	(1,501)	-
	(1,369)	417
Loss from Operations Before Income Taxes	(6,806)	(221)
Provision for income taxes	(47)	-
Net Loss	(6,853)	(221)
Income attributable to noncontrolling interests	(90)	-
Net Loss Attributable to CWI Stockholders	$(6,943)	$(221)
Basic and Diluted Loss Per Share	$(0.35)	$(0.04)
Basic and Diluted Weighted Average Shares Outstanding	19,785,583	5,532,672

Distributions Declared Per Share	$0.1500	$0.1000

See Notes to Consolidated Financial Statements.

CWI 3/31/2013 10-Q — 3

CAREY WATERMARK INVESTORS INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2013	2012
Net Loss	$(6,853)	$(221)
Other Comprehensive Loss
Other comprehensive income before reclassifications — derivative instruments	(204)	-
Amounts reclassified from accumulated other comprehensive loss to interest expense — derivative instruments	89	-
Comprehensive loss	(6,968)	(221)
Amounts Attributable to Noncontrolling Interests
Net income	(90)	-
Comprehensive income attributable to noncontrolling interests	(90)	-

Comprehensive Loss Attributable to CWI Stockholders	$(7,058)	$(221)

See Notes to Consolidated Financial Statements.

CWI 3/31/2013 10-Q — 4

CAREY WATERMARK INVESTORS INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2013 and the Year Ended December 31, 2012

(in thousands, except share and per share amounts)

				Distributions	Accumulated
			Additional	in Excess of	Other
		Common	Paid-In	Accumulated	Comprehensive	Treasury	Total CWI	Noncontrolling
	Shares	Stock	Capital	Losses	Loss	Stock	Stockholders	Interests	Total
Balance at January 1, 2012	4,791,523	$5	$42,596	$(2,057)	$-	$-	$40,544	$-	$40,544
Net loss	-	-	-	(2,723)	-	-	(2,723)	(1,119)	(3,842)
Shares issued, net of offering costs	11,488,601	11	99,824	-	-	-	99,835	-	99,835
Contributions from noncontrolling interests	-	-	-	-	-	-	-	1,636	1,636
Shares issued under share incentive plans	7,688	-	186	-	-	-	186	-	186
Share-based payments	4,000	-	39	-	-	-	39	-	39
Distributions declared ($0.5500 per share) (a)	42,652	-	-	(4,386)	-	-	(4,386)	-	(4,386)
Other comprehensive loss:
Change in unrealized loss on derivative instruments	-	-	-	-	(299)	-	(299)	-	(299)
Repurchase of shares	(34,524)	-	-	-	-	(331)	(331)	-	(331)
Balance at December 31, 2012	16,299,940	16	142,645	(9,166)	(299)	(331)	132,865	517	133,382
Net loss	-	-	-	(6,943)	-	-	(6,943)	90	(6,853)
Shares issued, net of offering costs	7,262,041	7	63,419	-	-	-	63,426	-	63,426
Shares issued under share incentive plans	-	-	11	-	-	-	11	-	11
Distributions declared ($0.1500 per share) (b)	-	-	-	(2,429)	-	-	(2,429)	-	(2,429)
Stock dividends issued ($0.0250 per share)	34,270	-	-	-	-	-	-	-	-
Other comprehensive loss:
Change in unrealized loss on derivative instruments	-	-	-	-	(115)	-	(115)	-	(115)
Repurchase of shares	(738)	-	-	-	-	(7)	(7)	-	(7)
Balance at March 31, 2013	23,595,513	$23	$206,075	$(18,538)	$(414)	$(338)	$186,808	$607	$187,415

(a)         Excludes 34,270 shares declared in the fourth quarter of 2012 and issued in the first quarter of 2013.

(b)         Excludes 48,554 shares declared in the first quarter of 2013 and issued in the second quarter of 2013.

See Notes to Consolidated Financial Statements.

CWI 3/31/2013 10-Q — 5

CAREY WATERMARK INVESTORS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash Flows — Operating Activities
Net loss	$(6,853)	$(221)
Adjustments to net loss:
Depreciation and amortization	1,804	-
Loss from equity investments in real estate in excess of distributions received	162	-
Issuance of shares to affiliate in satisfaction of fees due	54	55
Amortization of deferred financing costs	100	-
Amortization of fair market value of debt adjustment	23	-
Amortization of share incentive plans	11	28
Increase in due to affiliates	1,025	904
Net changes in other operating assets and liabilities	3,355	(162)
Net Cash (Used in) Provided by Operating Activities	(319)	604

Cash Flows — Investing Activities
Distributions received from equity investments in excess of equity income	-	225
Acquisitions of hotels	(124,500)	-
Capital expenditures	(2,451)	-
Funds placed in escrow	(4,665)	-
Funds released from escrow	3,507	-
Net Cash (Used in) Provided by Investing Activities	(128,109)	225

Cash Flows — Financing Activities
Distributions paid	(1,715)	(441)
Proceeds from mortgage financing	84,691	-
Repayment of mortgage financing	(41)	-
Deferred financing costs	(1,094)	-
Proceeds from issuance of shares, net of offering costs	63,060	10,229
Purchase of treasury stock	(7)	-
Net Cash Provided by Financing Activities	144,894	9,788

Change in Cash During the Period
Net increase in cash	16,466	10,617
Cash, beginning of period	30,729	8,031
Cash, end of period	$47,195	$18,648

Noncash Investing and Financing Activities
Noncash investing activities - accrued capital expenditures	$(147)	$-
Noncash financing activities - offering costs paid by the advisor, advance proceeds held in escrow	$366	$(94)
Noncash financing activities – distributions declared (Note 1)	$2,429	$533

See Notes to Consolidated Financial Statements.

CWI 3/31/2013 10-Q — 6

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

We are managed by our advisor, Carey Lodging Advisors, LLC (“CLA”), an indirect subsidiary of W. P. Carey. Our advisor manages our overall portfolio, including providing oversight and strategic guidance to the independent hotel operators that manage our hotels. Our subadvisor, CWA, LLC, a subsidiary of Watermark Capital Partners, provides services to the advisor primarily relating to acquiring, managing, financing and disposing of our hotels and overseeing the independent operators that manage the day-to-day operations of our hotels. In addition, the subadvisor provides us with the services of our chief executive officer during the term of the subadvisory agreement, subject to the approval of our independent directors.

The following table sets forth certain information for each of the hotels that we consolidate in our financial statements (our “Consolidated Hotels”), as further discussed in Note 4, and the hotels that we record as equity investments in our financial statements (our “Unconsolidated Hotels”), as further discussed in Note 5, at March 31, 2013 (dollars in thousands):

Hotel	State	Number of Rooms	% Owned	Cash Consideration		Acquisition Date
Consolidated Hotels
Hampton Inn Boston Braintree	Massachusetts	103	100%	$12,500		May 31, 2012
Hilton Garden Inn New Orleans French Quarter/CBD	Louisiana	155	88%	16,176		June 8, 2012
Lake Arrowhead Resort and Spa (a)	California	173	97%	500	(b)	July 9, 2012
Courtyard San Diego Mission Valley	California	317	100%	85,000		December 6, 2012
Hampton Inn Atlanta Downtown	Georgia	119	100%	18,000		February 14, 2013
Hampton Inn Frisco Legacy Park	Texas	105	100%	16,100		February 14, 2013
Hampton Inn Memphis Beale Street	Tennessee	144	100%	30,000		February 14, 2013
Hampton Inn Birmingham Colonnade	Alabama	133	100%	15,500		February 14, 2013
Hampton Inn Baton Rouge Airport	Louisiana	131	100%	15,000		February 14, 2013
Courtyard Pittsburgh Shadyside	Pennsylvania	132	100%	29,900		March 12, 2013
		1,512		$238,676
Unconsolidated Hotels
DoubleTree Hotel Maya Long Beach	California	199	49%	$20,466	(c)	May 5, 2011
Residence Inn Long Beach Downtown	California	178	49%	-	(c)	May 5, 2011
Hyatt New Orleans French Quarter	Louisiana	254	80%	13,000		September 6, 2011
Westin Atlanta Perimeter North	Georgia	372	57%	13,170		October 3, 2012
		1,003		$46,636

(a)         The hotel is currently operating as an independent hotel, however upon completion of renovations, which are scheduled for mid-2013, this property will become a member of the Autograph Collection, a collection of upper-upscale and luxury independent hotels sponsored by Marriott International, Inc. (“Marriott”).

CWI 3/31/2013 10-Q — 7

Notes to Consolidated Financial Statements

(b)         Cash consideration at closing for the Lake Arrowhead Resort and Spa was comprised of a $0.3 million cash contribution from us and a $0.2 million cash contribution from our venture partner. This excludes the debt assumed of $19.7 million. At closing, we made a $2.0 million principal paydown on the mortgage loan.

(c)          CWI’s investment represents a combined total investment for the DoubleTree Hotel Maya Long Beach and Residence Inn Long Beach.

Public Offering

On September 15, 2010, our Registration Statement on Form S-11 (File No. 333-149899), covering an initial public offering of up to 100,000,000 shares of common stock at $10.00 per share, was declared effective under the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement also covers the offering of up to 25,000,000 shares of common stock at $9.50 pursuant to our distribution reinvestment plan (“DRIP”). Our initial public offering is being offered on a “best efforts” basis by Carey Financial, LLC, an affiliate of the advisor (“Carey Financial”), and other selected dealers and is scheduled to terminate on or before September 15, 2013. We currently intend to cease accepting new orders for shares of our common stock no later than August 16, 2013. Our Board of Directors may terminate the primary offering at any time. We intend to use the net proceeds of the offering to acquire, own and manage a portfolio of interests in lodging and lodging related properties. While our core strategy is focused on the lodging industry, we may also invest in other real estate property sectors. Since we began admitting stockholders on March 3, 2011 and through March 31, 2013, we raised $230.8 million, inclusive of reinvested distributions through the DRIP. It is unlikely that we will successfully sell the full number of shares registered.

Distributions

Our first quarter 2013 declared daily distribution is $0.0016665 per share, comprised of $0.0013888 per day payable in cash and $0.0002777 per day payable in shares of our common stock, which equates to $0.6000 per share on an annualized basis and was paid on April 15, 2013 to stockholders of record on each day during the first quarter.

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

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2012, which are included in our 2012 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on net assets or net loss for the periods presented.

For purposes of determining the weighted-average number of shares of common stock outstanding, amounts for the three months ended March 31, 2013 and 2012 have been adjusted to treat stock distributions declared through May 10, 2013 as if they were outstanding as of January 1, 2012.

Basis of Consolidation

Our consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries. The portion of equity in a subsidiary that is not attributable, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

CWI 3/31/2013 10-Q — 8

Notes to Consolidated Financial Statements

When we obtain an economic interest in an entity, we evaluate the entity to determine if it is a variable interest entity (“VIE”) and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. We performed an analysis of all of our subsidiary entities to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of our assessment, we have concluded that none of our subsidiaries is a VIE. All our subsidiaries are consolidated or accounted for as equity investments under the voting interest entity model.

We account for the capital interest held by Carey Watermark Holdings in the Operating Partnership as a noncontrolling interest. Carey Watermark Holdings’ special general partner interest entitles it to receive distributions of 10% of Available Cash, as described below, generated by Operating Partnership, subject to certain limitations. In addition, in the event of the dissolution of the Operating Partnership, Carey Watermark Holdings will be entitled to receive distributions of up to 15% of net proceeds, provided certain return thresholds are met for the initial investors in the Operating Partnership. Based on the terms of the Operating Partnership agreement and that the initial investors are not yet earning their minimal return, the non-controlling interest representing Carey Watermark Holding’s interest in the Operating Partnership has absorbed the operating losses to the extent of its original investment, and accordingly, no losses were allocated to Carey Watermark Holdings during the three months ended March 31, 2013 or 2012.

New Accounting Requirements

The following Accounting Standards Updates (“ASUs”) promulgated by the Financial Accounting Standards Board (“FASB”) are applicable to us as indicated:

ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities — In January 2013, the FASB issued an update to ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Sections 210-20-45 or Section 815-10-45 or subject to an enforceable master netting or similar arrangement. These amendments did not have a significant impact on our financial position or results of operations and are applicable to us for our interim and annual reports beginning in 2013 and shall be applied retrospectively.

ASU 2013-02, Other Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income — In February 2013, the FASB issued ASU 2013-02 requiring entities to disclose additional information about items reclassified out of accumulated other comprehensive income. This ASU impacts the form of our disclosures only, is applicable to us for our interim and annual reports beginning in 2013. The related additional disclosures are located in the consolidated statements of comprehensive loss.

Note 3. Agreements and Transactions with Related Parties

Agreements with the Advisor and Subadvisor

We have an advisory agreement with the advisor to perform certain services for us, including managing the offering and our overall business, identification, evaluation, negotiation, purchase and disposition of lodging related properties and the performance of certain administrative duties. The agreement is currently in effect until September 30, 2013 and is scheduled to renew annually. The advisor has entered into a subadvisory agreement with the subadvisor, whereby the subadvisor provides certain personnel services to us and the advisor pays 20% of its fees earned under the advisory agreement to the subadvisor.

CWI 3/31/2013 10-Q — 9

Notes to Consolidated Financial Statements

The following tables present a summary of fees we paid and expenses we reimbursed to the advisor, subadvisor and other affiliates in accordance with the terms of those agreements (in thousands):

	Three Months Ended March 31,
	2013	2012
Amounts Included in the Consolidated Statements of Operations:
Acquisition fees	$3,427	$-
Asset management fees	390	82
Personnel reimbursements	287	186
	$4,104	$268

Other Transaction Fees Incurred:
Selling commissions and dealer manager fees	$6,882	$1,097
Offering costs	1,405	235
	$8,287	$1,332

	March 31, 2013	December 31, 2012
Amounts Payable to Affiliates:
Organization and offering costs due to the advisor	$1,028	$473
Excess operating expense advances due back to the advisor	386	-
Other amounts due to the advisor	340	280
Other	190	94
	$1,944	$847

Amounts Due from Affiliates:
Due from property manager	$-	$368
Other	9	30
	$9	$398

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

Asset Management Fees and Loan Refinancing Fees

We pay the advisor an annual asset management fee equal to 0.5% of the aggregate average invested value of our investments. The advisor is also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property, and a loan refinancing fee of up to 1% of a refinanced loan, if certain conditions described in the prospectus for our offering dated April 30, 2013 (the “Prospectus”) are met. We paid all asset management fees for the three months ended March 31, 2013 and 2012 in shares of our common stock, rather than in cash, at the election of the advisor. At March 31, 2013, the advisor owned 105,450 shares (0.45%) of our outstanding common stock.

Personnel Reimbursements

Pursuant to the subadvisory agreement, we reimburse the advisor, who then subsequently reimburses the subadvisor, for personnel costs and other charges. We have also granted restricted stock units (“RSUs”) to employees of the subadvisor pursuant to our 2010 Equity Incentive Plan. The subadvisor provides us with the services of Michael G. Medzigian, our chief executive officer, during the term of the subadvisory agreement, subject to the approval of our Board of Directors. Such personnel reimbursements are included in Management expenses in the consolidated financial statements.

CWI 3/31/2013 10-Q — 10

Notes to Consolidated Financial Statements

Organization and Offering Costs

Pursuant to the advisory agreement, we are obligated to reimburse the advisor for all organization and offering costs incurred in connection with our offering, up to a maximum amount (excluding selling commissions and the dealer manager fee described above) of 2% of the gross proceeds of our offering and the DRIP. From inception through March 31, 2013, the advisor has incurred organization and offering costs on our behalf of approximately $7.9 million. However, at March 31, 2013, because of the 2% limitation described above, we were only obligated to pay $4.6 million of these costs, of which $1.0 million was included in Due to affiliates in the consolidated balance sheets at March 31, 2013. The advisor has agreed to be responsible for the payment of organization and offering costs that exceed 2% of the gross offering proceeds.

Excess Operating Expenses Due from Advisor

Pursuant to the advisory agreement (with quoted variables as defined in the advisory agreement), the advisor is obligated to reimburse us for “operating expenses” to the extent that these expenses exceed the greater of 2% of “average invested assets” or 25% of our “adjusted net income.” Our operating expenses exceeded the 2% threshold by $0.4 million for the 12-month period ended December 31, 2012. We expect our 2013 operating expenses to be sufficiently below the 2%/25% threshold for us to repay the advisor with regard to the 2012 excess amount. As a result, rather than reduce our expenses in 2012, we recorded a receivable of $0.4 million during the year ended December 31, 2012 from the advisor as well as an offsetting payable. This amount was reimbursed by the advisor during the three months ended March 31, 2013, with the payable of $0.4 million remaining at March 31, 2013. Repayment of this reimbursement is subject to approval of our Board of Directors. For the 12-month period ended March 31, 2013, our operating expenses were below the 2%/25% threshold.

Selling Commissions and Dealer Manager Fees

We have a dealer manager agreement with Carey Financial, whereby Carey Financial receives a selling commission of up to $0.70 per share sold and a dealer manager fee of up to $0.30 per share sold, a portion of which may be re-allowed to selected broker dealers.

Available Cash Distributions

Carey Watermark Holdings’ special general partner interest in the Operating Partnership entitles it to receive distributions of 10% of available cash generated by Operating Partnership, subject to certain limitations. In addition, in the event of the dissolution of the Operating Partnership, Carey Watermark Holdings will be entitled to receive distributions of up to 15% of net proceeds, provided certain return thresholds are met for the initial investors in the Operating Partnership.

Other Amounts Due to the Advisor

Other amounts due to the advisor represent management fees payable and reimbursable expenses.

Other

Other is primarily comprised of amounts due to Carey Financial, representing selling commissions and dealer manager fees, and amounts due to Carey REIT II, Inc., representing directors’ fees paid on our behalf.

CWI 3/31/2013 10-Q — 11

Notes to Consolidated Financial Statements

Note 4. Net Investment in Hotels

Net Investment in Hotels

Net investment in hotels, which consists of our hotel operations at cost, is summarized as follows (in thousands):

	March 31, 2013	December 31, 2012
Buildings	$204,286	$106,885
Building and site improvements	4,629	2,570
Land	43,120	23,555
Furniture, fixtures and equipment	14,761	8,170
Construction in progress	2,726	1,585
Hotels, at cost	269,522	142,765
Less: Accumulated depreciation	(3,174)	(1,392)
Net investments in hotels	$266,348	$141,373

Acquisitions

Hilton Southeast Portfolio

On February 14, 2013, we acquired five select-service hotels within the Hilton Worldwide portfolio of brands from entities managed by Fairwood Capital, LLC, an unaffiliated third-party, for $94.6 million, (the “Hilton Southeast Portfolio”). The Hilton Southeast Portfolio consists of the 144-room Hampton Inn Memphis Beale Street in Tennessee, the 119-room Hampton Inn Atlanta Downtown in Georgia, the 133-room Hampton Inn Birmingham Colonnade in Alabama, the 105-room Hampton Inn Frisco Legacy Park in Texas and the 131-room Hilton Garden Inn Baton Rouge Airport in Louisiana. The Hampton Inn Memphis Beale Street, the Hampton Inn Atlanta Downtown and the Hampton Inn Birmingham Colonnade are managed by Crescent Hotels & Resorts. The Hampton Inn Frisco Legacy Park and Hilton Garden Inn Baton Rouge Airport hotels are managed by HRI Lodging Inc. Crescent Hotels & Resorts and HRI Lodging Inc. are unaffiliated third parties. In connection with this acquisition, we expensed acquisition costs of $3.7 million, including acquisition fees of $2.6 million paid to the advisor. As part of our franchise agreement with Hilton, we are required to make renovations up to $3.2 million at these hotels. These renovations are expected to be completed by the second quarter of 2014 (Note 9). We obtained five mortgage loans aggregating $64.5 million, upon acquisition of these hotels (Note 8).

Courtyard Pittsburgh Shadyside

On March 12, 2013, we acquired the Courtyard by Marriott Pittsburgh Shadyside (“Courtyard Pittsburgh Shadyside”) from Moody National CY Shadyside S, LLC, an unaffiliated third party, for $29.9 million. The 132-room select service hotel is located in the Shadyside neighborhood of Pittsburgh, Pennsylvania. The hotel is managed by Concord Hospitality Enterprises Company, an unaffiliated third party. In connection with this acquisition, we expensed acquisition costs of $1.8 million, including acquisition fees of $0.9 million paid to the advisor. In addition, as part of our franchise agreement with Marriott, we are required to make renovations to the hotel totaling approximately $1.9 million. These renovations are expected to be completed by early 2014. We obtained a mortgage loan on the property of up to $21.0 million upon acquisition, of which $19.1 million was funded at closing, with the remaining $1.9 million available through renovation draws (Note 8).

CWI 3/31/2013 10-Q — 12

Notes to Consolidated Financial Statements

The following tables present a summary of assets acquired in these business combinations, each at the date of acquisition, and revenues and earnings thereon, from the date of acquisition through March 31, 2013 (in thousands):

	Hilton Southeast Portfolio	Courtyard Pittsburgh Shadyside
Cash consideration	$94,600	$29,900

Assets acquired at fair value:
Land	16,050	3,515
Building	71,906	25,484
Building and site improvements	1,607	349
Furniture, fixtures and equipment	5,008	534
Investments in real estate	94,571	29,882
Intangible assets - in-place lease	29	18
Assets acquired at fair value	$94,600	$29,900

	For the Period from
	February 14, 2013	March 12, 2013
	through	through
	March 31, 2013	March 31, 2013
Revenues	$2,984	$330
Net income	$682	$79

Pro Forma Financial Information

The following unaudited consolidated pro forma financial information has been presented as if our Consolidated Hotel investments, which are accounted for as business combinations, that we completed during the year ended December 31, 2012 and the three months ended March 31, 2013, and the new financings related to these acquisitions had occurred on January 1, 2012 for the three months ended March 31, 2013 and 2012. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods.

(Dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2013	2012
Pro forma total revenues	$15,602	$15,983
Pro forma net loss	(1,442)	(6,613)
Less: (Income) loss from continuing operations attributable to noncontrolling interests	(75)	594
Pro forma loss from continuing operations attributable to CWI stockholders	$(1,517)	$(6,019)
Pro forma loss per share:
Net loss attributable to CWI stockholders	$(0.07)	$(0.33)
Pro forma weighted average shares	22,913,347	18,488,407

The pro forma weighted-average shares outstanding were determined as if the number of shares issued in our public offering in order to raise the funds used for each acquisition were issued on January 1, 2012. All acquisition costs are presented as if they were incurred on January 1, 2012.

Construction in Progress

At March 31, 2013, construction in progress was $2.7 million, recorded at cost, and related to the renovations of the Hampton Inn Boston Braintree, Lake Arrowhead Resort and Spa, and Hilton Garden Inn New Orleans French Quarter/CBD (Note 9). We capitalize

CWI 3/31/2013 10-Q — 13

Notes to Consolidated Financial Statements

interest and certain other costs, such as property taxes, property insurance and employee costs related to hotels undergoing major renovations. During the three months ended March 31, 2013 we capitalized $0.1 million of such costs.

Note 5. Equity Investments in Real Estate

Together with unrelated third parties, we own equity interests in four hotels, which we refer to as our Unconsolidated Hotels, through three joint ventures that we do not control but over which we exercise significant influence, as described below. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to the advisor that we incur and other-than-temporary impairments, if any).

Earnings for our equity method investments are recognized in accordance with each respective investment agreement and, where applicable, based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period. Under the conventional approach, an investor applies its percentage ownership interest to the venture’s net income to determine the investor’s share of the earnings or losses of the venture. This approach is inappropriate to use if the venture’s capital structure gives different rights and priorities to its investors. We have priority returns on our equity method investments. Therefore, we follow the hypothetical liquidation at book value method in determining our share of the ventures’ earnings or losses for the reporting period as this method better reflects our claim on the ventures’ book value at the end of each reporting period. Due to our preferred interests, we are not responsible for, and will not reflect, losses to the extent our partners continue to have equity in the investments.

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these ventures are affected by the timing and nature of distributions (dollars in thousands):

		Ownership Interest	Carrying Value at
Investment	Hotel	at March 31, 2013	March 31, 2013	December 31, 2012
Long Beach Venture (a)	Hotel Maya Long Beach	49%	$20,196	$20,202
	Long Beach Downtown
Hyatt French Quarter Venture (b)	New Orleans French Quarter	80%	13,011	12,968
Westin Atlanta Venture (c)	Atlanta Perimeter North	57%	11,760	11,978
			$44,967	$45,148

(a)         We received cash distributions of less than $0.1 million and $0.4 million during the three months ended March 31, 2013 and 2012, respectively. These cash distributions represent our equity earnings based on the hypothetical liquidation at book value model for the respective periods, except for $0.2 million, that we received during the three months ended March 31, 2012 that represented a return of capital.

(b)         We received equity income of $0.3 million during both the three months ended March 31, 2013 and 2012. These cash distributions represent our equity earnings based on the hypothetical liquidation at book value model for the respective periods.

(c)          We acquired our interest in this joint venture in October 2012. During the three months ended March 31, 2013, we recognized a loss from our equity investment of $0.2 million related to this venture based on the hypothetical liquidation at book value model at March 31, 2013.

CWI 3/31/2013 10-Q — 14

Notes to Consolidated Financial Statements

The following tables present combined summarized financial information of our equity method investment entities. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (in thousands):

	March 31, 2013	December 31, 2012
Real estate, net	$142,156	$143,872
Other assets	21,322	21,620
Total assets	163,478	165,492
Debt	(98,122)	(98,211)
Other liabilities	(15,787)	(16,538)
Total liabilities	(113,909)	(114,749)
Members’ equity	$49,569	$50,743

	Three Months Ended March 31,
	2013	2012
Revenues	$14,824	$6,905
Expenses	(15,683)	(8,239)
Net loss	$(859)	$(1,334)

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

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the three months ended March 31, 2013 and 2012. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated statements of operations.

Our non-recourse debt, which we have classified as Level 3, had a carrying value of $173.4 million and $88.8 million and an estimated fair value of $173.7 million and $88.9 million at March 31, 2013 and December 31, 2012, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral taking into account the quality of the collateral and the then-current interest rate.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both March 31, 2013 and December 31, 2012.

Note 7. Risk Management and Use of Derivative Financial Instruments

Portfolio Concentration Risk

At March 31, 2013, we had a limited number of investments, which are exposed to concentrations within the lodging industry and within the limited geographic areas in which we have invested to date (Note 1).

CWI 3/31/2013 10-Q — 15

Notes to Consolidated Financial Statements

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are two main components of economic risk that impact us: interest rate risk and market risk. We are primarily subject to interest rate risk on our interest-bearing assets and liabilities. Market risk includes changes in the value of our properties and related loans as well as changes in the value of our other investments due to changes in interest rates or other market factors.

Use of Derivative Financial Instruments

When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates. We have not entered, and do not plan to enter into, financial instruments for trading or speculative purposes. In addition to derivative instruments that we entered into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts, which are considered to be derivative instruments. The primary risks related to our use of derivative instruments include default by a counterparty to a hedging arrangement on its obligation and a downgrade in the credit quality of a counterparty to such an extent that our ability to sell or assign our side of the hedging transaction is impaired. While we seek to mitigate these risks by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be creditworthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities.

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive loss until the hedged item is recognized in earnings. The ineffective portion of the derivative’s change in fair value is immediately recognized in earnings.

We had interest rate swaps with a fair value of $0.5 million and $0.4 million at March 31, 2013 and December 31, 2012, respectively, which are reported within Accounts payable, accrued expenses and other liabilities in the consolidated balance sheet.

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on the balance sheet. At March 31, 2013, no cash collateral has been posted nor received for any of our derivative positions.

During the three months ended March 31, 2013, we recognized a loss of $0.1 million in Other comprehensive loss on derivatives in connection with our interest rate swaps.

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

CWI 3/31/2013 10-Q — 16

Notes to Consolidated Financial Statements

The interest rate swaps that we had outstanding on our Consolidated Hotel investments at March 31, 2013 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

		Notional	Effective	Effective	Expiration	Fair Value at
Instrument	Type	Amount	Interest Rate	Date	Date	March 31, 2013
1-Month London Interbank Offered Rate (“LIBOR”)	Rollercoaster swap	$9,800	5.0%	5/2012	5/2015	$(131)
1-Month LIBOR	“Pay-fixed” swap	51,500	4.6%	12/2012	12/2017	(204)
1-Month LIBOR	“Pay-fixed” swap	19,050	4.1%	3/2013	3/2017	(180)
						$(515)

Amounts reported in Other comprehensive loss related to interest rate swaps will be reclassified to interest expense as interest payments are made on our variable-rate debt. At March 31, 2013, we estimated that an additional $0.5 million will be reclassified as interest expense during the next 12 months related to our interest rate swaps.

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At March 31, 2013, we had not been declared in default on our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $0.6 million and $0.4 million at March 31, 2013 and December 31, 2012, respectively, which included accrued interest and any adjustment for nonperformance risk. If we had breached these provisions at March 31, 2013 and December 31, 2012, we could have been required to settle our obligations under these agreements at their termination values of $0.6 million and $0.5 million, respectively, in the aggregate.

The derivative instruments that our Unconsolidated Hotel investments had outstanding at March 31, 2013 are summarized as follows (in thousands):

	Ownership
	Interest at		Notional		Effective	Expiration	Fair Value at
Description	March 31, 2013	Type	Amount	Cap Rate	Date	Date	March 31, 2013
1-Month LIBOR	49.0%	Interest rate cap	$15,000	2.0%	7/2012	7/2015	$3
1-Month LIBOR	57.0%	Interest rate cap	35,000	1.0%	10/2012	10/2015	45
							$48

CWI 3/31/2013 10-Q — 17

Notes to Consolidated Financial Statements

Note 8. Debt

The following table presents debt outstanding on our Consolidated Hotel investments (in thousands):

	Effective			Current	Carrying Amount at
Consolidated Hotel	Interest Rate		Rate Type	Maturity Date	March 31, 2013	December 31, 2012
Hampton Inn Boston Braintree (a) (b) (c)	5.00	% (e)	Variable	5/2015	$9,628	$8,487
Lake Arrowhead Resort and Spa	4.34%		Fixed	7/2015	17,798	17,775
Courtyard Pittsburgh Shadyside (a) (c) (d)	4.09	% (e)	Variable	3/2017	19,050	-
Courtyard San Diego Mission Valley (a) (c)	4.60	% (e)	Variable	12/2017	51,500	51,500
Hampton Inn Memphis Beale Street	4.07%		Fixed	3/2018	22,459	-
Hampton Inn Atlanta Downtown	4.12%		Fixed	3/2018	13,600	-
Hampton Inn Birmingham Colonnade	4.12%		Fixed	3/2018	9,400	-
Hampton Inn Frisco Legacy Park	4.12%		Fixed	3/2018	9,200	-
Hilton Garden Inn Baton Rouge Airport	4.12%		Fixed	3/2018	9,800	-
Hilton Garden Inn New Orleans French Quarter/CBD	5.30%		Fixed	7/2019	11,000	11,000
					$173,435	$88,762

(a)         The mortgages secured by Hampton Inn Boston Braintree and Courtyard San Diego Mission Valley each have two, one-year extension options. The mortgage loan secured by Courtyard Pittsburgh Shadyside has a one-year extension option. All of the extensions are subject to certain conditions. The maturity dates in the table do not reflect extension options.

(b)         Total mortgage commitment is up to $9.8 million. We expect to draw the remainder to fund renovations in the second quarter of 2013.

(c)          These mortgage loans have variable interest rates, which have been converted to fixed rates through the use of interest rate swaps (Note 7).

(d)         Total mortgage commitment is up to $21.0 million, with the difference between the commitment and the carrying amount available for renovation draws.

(e)          The interest rates presented for these variable-rate mortgage loans reflect interest rate swaps (Note 7) in effect at March 31, 2013.

CWI 3/31/2013 10-Q — 18

Notes to Consolidated Financial Statements

2013 Activity

Hilton Southeast Portfolio

We acquired the five hotels in the Hilton Southeast Portfolio through five wholly-owned subsidiaries and obtained five individual mortgage loans totaling $64.5 million, in the aggregate. The loans are non-recourse, with annual interest rates fixed at approximately 4.1%, and do not contain cross-default provisions. All five loans mature on March 1, 2018. We capitalized $0.9 million of deferred financing costs related to these loans, which we amortize over the term of the loans using a method which approximates the effective interest method.

Courtyard Pittsburgh Shadyside

We acquired the Courtyard Pittsburgh Shadyside hotel through a wholly-owned subsidiary and obtained a mortgage loan of up to $21.0 million, of which $19.1 million was funded at closing, with the remaining $1.9 million available through renovation draws. The terms of the mortgage loan require monthly interest-only payments beginning with the initial payment and continuing for a period of 24 months, at which point the loan will amortize over a 25-year period with quarterly principal payments. The loan has an initial term of four years with a one-year extension option. The stated interest rate of one-month LIBOR with a floor of 0.5% plus 3.25% has effectively been fixed at approximately 4.1% through an interest rate swap agreement, maturing March 12, 2017. We capitalized $0.2 million of deferred financing costs related to this loan, which we amortize over the term of the loan using a method which approximates the effective interest method.

Covenants

Pursuant to our mortgage loan agreements, we and our wholly-owned subsidiaries are subject to various operational and financial covenants. At March 31, 2013, we were in compliance with the applicable covenants for each of our mortgage loans.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2013, each of the next four calendar years following December 31, 2013, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2013 (remainder)	$500
2014	2,670
2015	30,408
2016	3,245
2017	68,461
Thereafter through 2019	68,354
173,638
Unamortized discount (a)	(203)
Total	$173,435

(a)         Represents the fair market value adjustment recorded as of March 31, 2013 in connection with the assumption of the Lake Arrowhead Resort and Spa mortgage loan as part of the acquisition.

Note 9. Commitments and Contingencies

At March 31, 2013, we were not involved in any material litigation. Various claims and lawsuits may arise against us in the normal course of business, but the results of such proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

We are liable for certain expenses of the offering described in our Prospectus, which include filing, legal, accounting, printing and escrow fees, which are deducted from the gross proceeds of the offering. We reimburse Carey Financial or one of its affiliates for expenses (including fees and expenses of its counsel) and for the costs of any sales and information meetings of Carey Financial’s

CWI 3/31/2013 10-Q — 19

Notes to Consolidated Financial Statements

registered representatives or employees of one of its affiliates relating to the offering. The total underwriting compensation to Carey Financial and other dealers in connection with the offering shall not exceed limitations prescribed by the Financial Industry Regulatory Authority. The advisor has agreed to be responsible for the repayment of (i) organization and offering expenses (excluding selling commissions to Carey Financial with respect to shares held by clients of it and selected dealers and fees paid and expenses reimbursed to selected dealers) that exceed 2% of the gross proceeds of the offering and (ii) organization and offering expenses (including selling commissions, fees and fees paid and expenses reimbursed to selected dealers) that exceed 15% of the gross proceeds of the offering (Note 3). As of March 31, 2013, the amount in excess of those limitations was $3.4 million.

Renovation Commitments

Certain of our hotel franchise agreements require us to make planned renovations to our hotels (Notes 4 and 5). We do not currently expect to, and are not obligated to, fund any planned renovations on our Unconsolidated Hotels. We expect to fund our commitments from amounts in lender-held escrow accounts, except as otherwise noted. The following table summarizes our funding commitments at March 31, 2013 on our Consolidated Hotels (in thousands):

	March 31, 2013
	Original Funding Commitment at Acquisition	Less: Paid	Remaining Commitment (a)	Less: Amount Held in Escrow	Remaining Commitment
Hampton Inn Boston Braintree	$1,869	$(1,697)	$172	$-	$172
Hilton Garden Inn New Orleans French Quarter/CBD	3,470	(1,287)	2,183	(2,012)	171
Lake Arrowhead Resort and Spa	3,700	(1,941)	1,759	-	1,759
Hampton Inn Birmingham Colonnade	212	-	212	(212)	-
Hampton Inn Atlanta Downtown	175	-	175	(175)	-
Hampton Inn Memphis Beale Street	1,075	-	1,075	(1,075)	-
Hampton Inn Frisco Legacy Park	1,276	-	1,276	(1,276)	-
Hilton Garden Inn Baton Rouge Airport	457	-	457	(457)	-
Courtyard Pittsburgh Shadyside	1,900	-	1,900	-	1,900
	$14,134	$(4,925)	$9,209	$(5,207)	$4,002

(a)         Includes $0.9 million that was included in Accounts payable, accrued expenses and other liabilities at March 31, 2013.

Hampton Inn Boston Braintree

A comprehensive $1.9 million renovation of the hotel, which commenced in December 2012, was substantially completed in March 2013. The renovation scope included all guest rooms and public spaces. The remaining commitment will be fully funded through debt proceeds.

Hilton Garden Inn New Orleans French Quarter/CBD

A $3.5 million renovation of the hotel commenced in October 2012 and is currently expected be completed by September 2013. All guestrooms and public spaces are expected to be renovated. The renovation is expected to be funded through lender-held escrow and cash accounts earmarked for the renovation.

Lake Arrowhead Resort and Spa

The hotel is in the process of a $3.7 million renovation of guestrooms and public spaces, which commenced in September 2012. The renovation is currently anticipated to be completed in the first half of 2013. These renovations are expected to be funded through lender-held escrow accounts and cash accounts which have been earmarked for the renovation.

CWI 3/31/2013 10-Q — 20

Notes to Consolidated Financial Statements

Hampton Inn Birmingham Colonnade

An estimated $0.2 million renovation is planned for the hotel and is currently expected to be funded through lender-held escrow accounts. This renovation, which is currently anticipated to be completed in late 2013, will include a refurbishment of the public space.

Hampton Inn Atlanta Downtown

An estimated $0.2 million renovation is planned for the hotel and is currently expected to be funded through lender-held escrow accounts. This renovation, which is currently anticipated to be completed in late 2013, will include a refurbishment of the public space.

Hampton Inn Memphis Beale Street

An estimated $1.1 million renovation is planned for the hotel and is currently expected to be funded through lender-held escrow accounts. This renovation, which is currently anticipated to be completed in early 2014, will include a refurbishment of the guest rooms and public space.

Hampton Inn Frisco Legacy Park

An estimated $1.3 million renovation is planned for the hotel and is currently expected to be funded through lender-held escrow accounts. This renovation, which is currently anticipated to be completed in early 2014, will include a refurbishment of the guest rooms.

Hilton Garden Inn Baton Rouge Airport

An estimated $0.5 million renovation is planned for the hotel and is currently expected to be funded through lender-held escrow accounts. This renovation, which is currently anticipated to be completed in late 2013, will include a refurbishment of the guest rooms and public space.

Courtyard Pittsburgh Shadyside

An estimated $1.9 million renovation is planned for the hotel and is currently expected to be funded by renovation draws on the related mortgage loan. This renovation, which is currently anticipated to be completed by early 2014, will include the installation of Courtyard’s Bistro Lobby concept and a refurbishment of the guest rooms and public space.

CWI 3/31/2013 10-Q — 21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MD&A is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our MD&A should be read in conjunction with our 2012 Annual Report.

Business Overview

As described in Item 1 of our 2012 Annual Report, we are a publicly owned, non-listed REIT formed for the purpose of acquiring, owning, disposing of and, through the advisor, managing and seeking to enhance the value of interests in lodging and lodging-related properties. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions to our stockholders and other factors. We conduct substantially all of our investment activities and own all of our assets through the Operating Partnership. At March 31, 2013, we held ownership interests in 14 hotels, with a total of 2,515 rooms (Note 1) as compared to our ownership interests in three hotels, with a total of 626 rooms at March 31, 2012.

During the three months ended March 31, 2013, we acquired six Consolidated Hotels (Note 4). Our results of operations were significantly impacted by our 2013 and 2012 investment activity, as well as by hotel renovations. Two of our Consolidated Hotels were undergoing renovation during the three months ended March 31, 2013 and one of our Unconsolidated Hotels was undergoing renovations during the comparable prior year quarter. These renovations disrupted hotel operations and took rooms out of service, negatively impacting our operating results during the renovation periods.

We use other information that may not be financial in nature, including statistical information, to evaluate the operating performance of our business, including occupancy rate, average daily rate (“ADR”) and revenue per available room (“RevPAR”). Occupancy rate, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as room revenue divided by occupied rooms, is an important statistic for monitoring operating performance at our hotels.

Financial and Operating Highlights

(dollars in thousands, except ADR and RevPAR)

	Three Months Ended March 31,
	2013	2012
Total revenues	$11,299	$53
Net income from equity investments in real estate	132	417
Net loss attributable to CWI stockholders	(6,943)	(221)

Net cash (used in) provided by operating activities	(319)	604
Net cash (used in) provided by investing activities	(128,109)	225
Net cash provided by financing activities	144,894	9,788

Cash distributions paid	1,715	441

Supplemental financial measure:
Modified funds from (used in) operations (a)	838	(36)

Combined Portfolio Data: (b)
Occupancy	67.1%	-
ADR	$136.97	$-
RevPAR	$91.90	$-

(a)         We consider certain supplemental measures not defined by GAAP (“non-GAAP”), such as modified funds from (used in) operations (“MFFO”), to be important measures in the evaluation of our results of operations, liquidity and capital resources. We

CWI 3/31/2013 10-Q — 22

evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. For a discussion of MFFO, see Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable measure in accordance with GAAP.

(b)         Represents portfolio data for our Consolidated Hotels.

We began operations in March 2011. For the three months ended March 31, 2013, we recognized net loss attributable to CWI stockholders of $6.9 million as compared to a net loss of $0.2 million for the three months ended March 31, 2012. Our current year results primarily reflect an operating loss of $5.4 million, driven by acquisition expenses as a result of our investment activity and, to a lesser extent, the impact of renovation activity.

Significant Developments

Acquisitions

In February and March 2013, we acquired controlling interests in five hotels included in the Hilton Southeast Portfolio for $94.6 million and the Courtyard Pittsburgh Shadyside for $29.9 million, respectively (Note 4).

Financings

During the three months ended March 31, 2013, in connection with our 2013 acquisitions, we secured non-recourse mortgage loans of up to $85.5 million with a weighted-average effective interest rate and term of 4.1% and 4.8 years, respectively, of which we had drawn $83.5 million at March 31, 2013 (Note 8).

Public Offering

In June 2012, our Board of Directors extended our primary offering by one year to September 15, 2013. Our Board of Directors may terminate the primary offering at any time. We currently intend to cease accepting new orders for shares of our common stock no later than August 16, 2013.

Since the beginning of our offering in September 2010 through March 31, 2013, we raised $230.8 million, inclusive of reinvested distributions through the DRIP.

Distributions

Our first quarter 2013 declared daily distribution was $0.0016665 per share, comprised of $0.0013888 per day payable in cash and $0.0002777 per day payable in shares of CWI’s common stock, which equates to $0.6000 per share on an annualized basis and was paid on April 15, 2013 to stockholders of record on each day during the first quarter.

Current Trends

Lodging Fundamentals

Smith Travel Research, a leading provider of hospitality industry data, reported that the U.S. hotel industry had increases in the first quarter of 2013 for three key performance metrics. For the first quarter of 2013, in year-over-year measurements, the industry’s occupancy rate increased from 56.8% to 57.7%, ADR rose 4.6% from $103.54 to $108.31, and RevPAR increased by 6.3% from $58.78 to $62.47. Despite continuing global economic concerns as of the date of this Report, hotel operators and industry analysts maintain that key performance indicators show no sign of a slowdown.

Due to the lack of new construction starts in lodging properties in recent years as well as a current scarcity of construction financing, we believe that new lodging supply growth should remain below historical levels for the foreseeable future. We anticipate that this low supply growth, coupled with expected growth in demand, will allow hotel operators to continue to increase ADRs in the near term.

Investor Capital Inflows

Investor capital inflows for non-listed REITs overall improved significantly during the three months ended March 31, 2013 as compared to the same period in 2012, as well as in comparison to the three months ended December 31, 2012.

CWI 3/31/2013 10-Q — 23

During the three months ended March 31, 2013, we raised offering proceeds, inclusive of reinvested distributions through the DRIP, of $71.2 million compared to $49.2 million for the three months ended December 31, 2012, an increase of 44.7%.

Results of Operations

We began making investments in 2011 and have a limited operating history. We are dependent upon proceeds received from our offering to conduct our acquisition activities. Our results of operations for the periods presented include the revenues and expenses of the Hilton Southeast Portfolio and the Courtyard Pittsburgh Shadyside hotel since their acquisitions on February 14, 2013 and March 12, 2013, respectively. We invest in hotels that may require significant renovations. Generally, during the renovation period, a portion of total rooms are unavailable and hotel operations are disrupted, negatively impacting our results of operations. For each acquisition, we also incur acquisition-related costs and fees that impact our results of operations. We utilize the capital from our offering proceeds and mortgage indebtedness to fund our acquisitions.

The following table sets forth the occupancy rate, ADR and RevPAR from each of our Consolidated Hotels for the three months ended March 31, 2013, as well as the status of any planned renovations (Note 9). For hotels acquired during 2013, this information represents data from their respective acquisition dates through March 31, 2013:

	Acquisition	Occupancy
Consolidated Hotel	Date	Rate (a)	ADR (a)	RevPAR (a)	Renovation Status (b)
Hampton Inn Boston Braintree (c)	5/31/2012	42.9%	$124.47	$53.43	Substantially complete
Hilton Garden Inn New Orleans French Quarter/CBD	6/8/2012	81.6%	170.88	139.51	In progress
Lake Arrowhead Resort and Spa (d)	7/9/2012	25.0%	181.40	45.36	In progress
Courtyard San Diego Mission Valley	12/6/2012	83.6%	120.87	101.10	None planned
Hampton Inn Memphis Beale Street	2/14/2013	85.2%	163.13	139.02	Planned future
Hampton Inn Atlanta Downtown	2/14/2013	71.0%	137.92	97.96	Planned future
Hampton Inn Birmingham Colonnade	2/14/2013	70.7%	104.10	73.61	Planned future
Hampton Inn Frisco Legacy Park	2/14/2013	69.7%	111.32	77.58	Planned future
Hilton Garden Inn Baton Rouge Airport	2/14/2013	70.7%	117.70	83.16	Planned future
Courtyard Pittsburgh Shadyside	3/12/2013	69.4%	155.65	108.07	Planned future
Consolidated Hotels		67.1%	$136.97	$91.90

(a)         Demand for rooms is seasonal, with highest demand generally in the second and third quarters of the calendar year. The revenues presented are not necessarily indicative of future results.

(b)         Our renovation activity is discussed in Note 9.

(c)          The hotel experienced significant renovation-related disruption during the three months ended March 31, 2013 and had more than 40% of its potential room nights out of service as a result of room renovations.

(d)         The hotel experienced significant renovation-related disruption during the three months ended March 31, 2013 and had nearly 30% of its potential room nights out of service as a result of room renovations.

Hotel Revenues

During the three months ended March 31, 2013, our Consolidated Hotels recognized hotel revenues of $11.3 million. Revenues for the three months ended March 31, 2013 include three full months of revenues from the hotels we acquired during 2012 and revenue from our Hilton Southeast Portfolio and Courtyard Pittsburgh Shadyside from their respective acquisition dates through March 31, 2013. We had no Consolidated Hotels during the three months ended March 31, 2012. Hotel revenues were adversely affected by renovation disruptions at Hampton Inn Boston Braintree and Lake Arrowhead Resort and Spa, as noted in the table above.

CWI 3/31/2013 10-Q — 24

Hotel Operating Expenses

During the three months ended March 31, 2013, our Consolidated Hotels incurred aggregate hotel operating expenses of $9.7 million, representing 86.2% of total hotel revenues. We had no Consolidated Hotels during the three months ended March 31, 2012.

Acquisition-Related Expenses

We immediately expense acquisition-related costs and fees associated with business combinations. For the three months ended March 31, 2013 acquisition-related expenses totaled $5.4 million and were related to our first quarter acquisitions of the Hilton Southeast Portfolio and Courtyard Pittsburgh Shadyside (Note 4). We did not acquire any Consolidated Hotels during the three months ended March 31, 2012.

Corporate General and Administrative Expenses

For the three months ended March 31, 2013 as compared to the same period in 2012, corporate general and administrative expenses increased by $0.7 million due to increases in professional fees. Professional fees include legal, accounting and investor-related expenses incurred in the normal course of business and increased as a result of higher investment activity in 2012 and 2013.

Asset Management Fees to Affiliate

For the three months ended March 31, 2013 as compared to the same period in 2012, asset management fees increased by $0.3 million as a result of our acquisition activity during 2012 and 2013. Such fees, which are paid to the advisor, are based on the value of average total assets under management.

Operating Loss

For the three months ended March 31, 2013, operating loss was $5.4 million as compared to a loss of $0.6 million for the three months ended March 31, 2012. As described above, we recognized acquisition-related expenses of $5.4 million and had three hotels undergoing renovation during the 2013 period.

Net Income from Equity Investments in Real Estate

Income from equity investments in real estate represents earnings from our equity investments in Unconsolidated Hotels recognized in accordance with each respective investment agreement and, where applicable, based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period (Note 5). We are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds the estimated fair value and is determined to be other than temporary.

CWI 3/31/2013 10-Q — 25

The following tables set forth our share of equity earnings (loss) from our Unconsolidated Hotels, as well as each venture’s occupancy rate, ADR and RevPAR. Occupancy rates, ADR and RevPAR provide information about the underlying performance of the ventures and are not necessarily indicative of equity earnings recognized, which are based on the hypothetical liquidation at book value model (Note 5) (dollars in thousands, except ADR and RevPAR):

	Three Months Ended March 31, 2013
	Long Beach	Hyatt French	Westin Atlanta
	Venture (a)	Quarter Venture (b)	Venture (c)	Total
Income (loss) from equity investments	$50	$299	$(217)	$132
Occupancy rate	73.4%	85.6%	78.4%	78.3%
ADR	$139.99	$181.13	$114.55	$141.93
RevPAR	$102.81	$155.13	$89.82	$111.19

	Three Months Ended March 31, 2012
	Long Beach	Hyatt French
	Venture (a)	Quarter Venture (b)	Total
Income from equity investments	$169	$248	$417
Occupancy rate	73.8%	43.3%	61.1%
ADR	$137.24	$158.29	$143.42
RevPAR	$101.21	$68.48	$87.63

(a)         Income from equity investments for the three months ended March 31, 2013 represents our share of operations at the DoubleTree Hotel Maya Long Beach and Residence Inn Long Beach Downtown, while the income from equity investments for the three months ended March 31, 2012 primarily reflects the receipt of a cash reimbursement in the quarter.

(b)         Income from equity investments recorded in both periods reflects our priority distributions and, in 2013, reflects our share of the improved operations. Occupancy rate and ADR at the hotel owned by this venture for the three months ended March 31, 2013 increased compared to the same period in 2012 due to substantial renovation at this hotel from October 2011 through May 2012, which adversely affected prior year occupancy rate and ADR.

(c)         The loss reflects weak seasonal demand in the first quarter.

Interest Expense

For the three months ended March 31, 2013 interest expense totaled $1.5 million, primarily as a result of mortgage financing obtained and assumed in connection with our acquisitions of Consolidated Hotels during 2012 and 2013.

Income Attributable to Noncontrolling Interests

For the three months ended March 31, 2013, income attributable to noncontrolling interests totaled $0.1 million, reflecting our venture partners’ shares of income related to the Hilton Garden Inn New Orleans French Quarter/CBD, which was acquired in June 2012.

Net Loss Attributable to CWI Stockholders

For the three months ended March 31, 2013 as compared to the same period in 2012, the resulting net loss attributable to CWI stockholders was $6.9 million and $0.2 million, respectively.

Modified Funds from (Used in) Operations

MFFO is a non-GAAP measure we use to evaluate our business. For a definition of MFFO and a reconciliation to net income attributable to CWI stockholders, see Supplemental Financial Measures below.

For the three months ended March 31, 2013 and 2012, MFFO was $0.8 million and less than $(0.1) million, respectively. The improvement in MFFO principally reflects the increase in income attributed to hotel operations, compared to the same period in 2012.

CWI 3/31/2013 10-Q — 26

At March 31, 2013 we had ownership interests in ten Consolidated Hotels and four Unconsolidated Hotels compared with the same period in 2012 during which we had ownership interests in three Unconsolidated Hotels.

Financial Condition

We are currently raising capital from the sale of our common stock in our initial public offering and expect to use such proceeds to acquire, own and manage a portfolio of hotels as well as seek to enhance the value of interests in lodging and lodging-related properties.

As a REIT, we are not subject to U.S. federal income taxes on amounts distributed to stockholders provided we meet certain conditions, including distributing at least 90% of our taxable income to stockholders. Our objectives are to pay quarterly distributions at an increasing rate, to increase equity in our real estate through regular mortgage principal payments and to own a geographically diversified portfolio of lodging properties that will benefit from renovation and repositioning and increase in value. Our distributions since inception have exceeded our earnings and our cash flow from operating activities and have been entirely paid from offering proceeds. We expect that future distributions will be paid in whole or in part from offering proceeds, borrowings and other sources, without limitation, particularly during the period before we have substantially invested the net proceeds from our offering.

As a REIT, we are permitted to own lodging properties but are prohibited from operating these properties. In order to comply with applicable REIT qualification rules, we enter into leases for each of our lodging properties with our wholly-owned taxable REIT subsidiaries, (collectively, the “TRS Lessees”). The TRS Lessees in turn contract with independent hotel management companies that manage day-to-day operations of our hotels under the oversight of the subadvisor.

Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements generally through existing cash and escrow balances, cash flow generated from our stabilized hotels, and, if necessary, short-term borrowings from the advisor or its affiliates, as described below. We expect that cash flow from operations will be negatively impacted in the period of acquisition by several factors, primarily renovation disruption, acquisition costs and other administrative costs related to our regulatory reporting requirements specific to each acquisition. In later periods we expect that our hotels, particularly those that are stabilized and not undergoing renovation, will generate positive cash flow. However, as we continue to raise capital and until our portfolio is fully stabilized, it may be necessary to use cash raised in our initial public offering to fund a portion of our operating activities. Over time, we expect to meet our long-term liquidity requirements, including funding additional hotel property acquisitions, through long-term secured and unsecured borrowings and the issuance of additional equity securities in our public offering.

To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from future cash generated from operations or through short-term borrowings from the advisor or its affiliates, as described below. In addition, we may incur indebtedness in connection with the acquisition of real estate, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financings or refinancings in additional properties.

Sources and Uses of Cash During the Period

We use the cash flow generated from hotel operations to meet our operating expenses and service debt. Our cash flows fluctuate from period to period due to a number of factors, which may include, among other things, the financial and operating performance of our hotels, the timing of purchases of hotels, the timing and characterization of distributions from equity investments in lodging properties and seasonality in the demand for our lodging properties. Also, many hotels we invest in require renovations. During periods of renovation, the hotel may experience disruptions and generally, a portion of total rooms are unavailable, possibly resulting in reduced revenue and operating income. Despite these fluctuations, we believe that, as we continue to invest the proceeds of our offering, we will generate sufficient cash from operations and from our equity investments to meet our normal recurring short-term and long-term liquidity needs upon stabilization as described above. However, currently, our investments do not generate sufficient cash flow from operations to meet our short-term liquidity needs, which we expect to continue until we have fully invested the proceeds of our offering and our hotels have stabilized. Currently, we expect to use existing cash resources and the issuance of additional equity securities in our public offering to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

CWI 3/31/2013 10-Q — 27

Operating Activities

During the three months ended March 31, 2013, net cash used in operating activities was $0.3 million. This net cash outflow primarily resulted from acquisition-related expenses and the impact of renovation-related disruptions on hotel operating results.

Investing Activities

During the three months ended March 31, 2013, we used offering proceeds totaling $124.5 million for acquisitions, comprised of $94.6 million for the Hilton Southeast Portfolio and $29.9 million for the Courtyard Pittsburgh Shadyside (Note 4). We funded $2.5 million of capital expenditures for our Consolidated Hotels. Funds totaling $4.7 million and $3.5 million, respectively, were invested in and released from lender-held escrow accounts for renovations, property taxes and insurance.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2013 was $144.9 million, primarily as a result of raising funds through the issuance of shares of our common stock in our initial public offering totaling $63.1 million, net of issuance costs, and $84.7 million of mortgage financing in connection with our acquisitions during the period. Our mortgage financing was comprised of $64.5 million for the Hilton Southeast Portfolio, $19.1 million for the Courtyard Pittsburgh Shadyside and draws totaling $1.1 million on the Hampton Inn Boston Braintree mortgage loan for renovations. These inflows were partially offset by cash distributions paid to stockholders of $1.7 million and payments of deferred financing costs of $1.1 million.

Our objectives are to generate sufficient cash flow over time to provide stockholders with increasing distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. From inception through March 31, 2013, we have declared distributions, excluding distributions paid in shares of our common stock, to stockholders totaling $7.9 million, which were comprised of cash distributions of $3.4 million and $4.5 million reinvested by stockholders in shares of our common stock pursuant to our DRIP. We have not yet generated sufficient cash flows from operating activities to fund our distributions; therefore, we have funded all of our cash distributions from the proceeds of our initial public offering.

Redemption Plan

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our Board of Directors, redeem shares of our common stock from stockholders seeking liquidity. During the three months ended March 31, 2013, we received requests to redeem 738 shares of our common stock pursuant to our redemption plan. We redeemed these requests at an average price per share of $9.54, which is net of redemption fees, in accordance with the terms of that plan. We funded share redemptions during the three months ended March 31, 2013 from the proceeds of the sale of shares of our common stock pursuant to our DRIP.

Summary of Financing

Our non-recourse long-term debt for our Consolidated Hotels, which totaled $173.4 million at March 31, 2013, was comprised of fixed rate debt and variable-rate debt that has been effectively swapped to a fixed-rate through interest rate swap derivative instruments (Note 8). At March 31, 2013, none of these interest rate swaps were scheduled to expire during the next 12 months.

Cash Resources

At March 31, 2013, we had cash totaling $47.2 million. Our cash resources may be used to fund future investments and can be used for working capital needs, debt service and other commitments. We also have unfunded mortgage loan proceeds of $2.1 million available as draws to fund renovations.

In January 2013, our Board of Directors and the board of directors of W. P. Carey have approved loans to us through a subsidiary of W. P. Carey, that is also an affiliate of the advisor, of up to $50.0 million, in the aggregate, at a rate of LIBOR plus 2.0%, for the purpose of funding acquisitions approved by our investment committee, with any loans to be made solely at the discretion of the management of W. P. Carey. Through the date of this Report, we have not requested any such funding.

Cash Requirements

During the next 12 months, we expect that cash payments will include acquiring new investments, paying distributions to our stockholders, making scheduled debt payments, reimbursing the advisor for costs incurred on our behalf, fulfilling our intended

CWI 3/31/2013 10-Q — 28

renovation commitments (Note 9) and paying normal recurring operating expenses. As described above, we expect to continue to use funds raised from our initial public offering to invest in new properties and to make cash distributions to stockholders for the foreseeable future. We may have borrowing availability from an affiliate of our advisor to invest in new properties as described above.

The mortgage loans for our Consolidated Hotels have no lump-sum or “balloon” payments due until 2014; however, $8.1 million of scheduled debt payments and interest on our borrowings are due during the next 12 months. Our advisor and subadvisor are actively seeking to refinance certain of these loans, although there can be no assurance that they will be able to do so on favorable terms, if at all.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our off-balance sheet arrangements and other contractual obligations at March 31, 2013 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Non-recourse debt - principal (a)	$173,638	$992	$33,394	$129,000	$10,252
Interest on borrowings	32,987	7,064	14,385	10,811	727
Due to affiliate (b)	4,382	4,382	-	-	-
Capital commitments (c)	9,209	9,209	-	-	-
	$220,216	$21,647	$47,779	$139,811	$10,979

(a)         Excludes unamortized discount of $0.2 million.

(b)         Represents amounts advanced by the advisor for organization and offering costs subject to a limitation of 2% of offering proceeds under the advisory agreement. At March 31, 2013, subject to the 2% limitation, we were obligated to pay the advisor $1.0 million (Note 3).

(c)          Capital commitments represent our remaining renovation commitments under hotel franchise agreements at our Consolidated Hotels (Note 9).

Supplemental Financial Measures

In the real estate industry, analysts and investors employ certain non-GAAP supplemental financial measures in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we use Funds from Operations (“FFO”) and MFFO, supplemental non-GAAP measures, which are uniquely defined by our management. We believe these measures are useful to investors to consider because they may assist them to better understand and measure the performance of our business over time and against similar companies. A description of FFO and reconciliations of FFO and MFFO to the most directly comparable GAAP measures are provided below.

CWI 3/31/2013 10-Q — 29

FFO and MFFO were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Net loss attributable to CWI stockholders	$(6,943)	$(221)
Adjustments:
Depreciation and amortization of real property	1,801	-
Proportionate share of adjustments for partially owned entities — FFO adjustments	617	-
FFO — as defined by NAREIT	(4,525)	(221)
Acquisition expenses	5,392	158
Other depreciation, amortization and non-cash charges	26	27
Proportionate share of adjustments for partially owned entities — MFFO adjustments	(55)	-
Total adjustments	5,363	185
MFFO (a)	$838	$(36)

(a)         Effective January 1, 2013, we are computing our proportionate share of adjustments in partially owned entities using the hypothetical liquidation at book value method of accounting. We believe that it is more appropriate to compute our share under this method so as to appropriately reflect the economics of the partnership agreements in such investments. Had MFFO for the three months ended March 31, 2012 been calculated in a similar manner, the MFFO would have been thirty-three thousand dollars.

FFO and MFFO

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”), an industry trade group, has promulgated a measure known as funds from operations, or FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to nor a substitute for net income or loss as determined under GAAP.

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

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization as well as impairment charges of real estate-related assets, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions, which can change over time. While impairment charges are excluded from the calculation of MFFO described above, investors are cautioned that, due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating the operating performance of the company. The method utilized to evaluate the value and performance of real estate under GAAP should

CWI 3/31/2013 10-Q — 30

be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. We intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets or another similar transaction) not later than six years following the termination of the primary offering being conducted by the Prospectus. Thus, we do not intend to continuously purchase assets and intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and once essentially all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and most of our acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

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

CWI 3/31/2013 10-Q — 31

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

MFFO has limitations as a performance measure in an offering such as ours, where the price of a share of common stock is a stated value and there is no estimated NAV determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and NAV is disclosed. MFFO is not a useful measure in evaluating NAV because impairments are taken into account in determining NAV but not in determining MFFO.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO and MFFO accordingly.

CWI 3/31/2013 10-Q — 32

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates and equity prices. At March 31, 2013, we had a limited number of investments, which are exposed to concentrations within the lodging industry and within the limited geographic areas in which we have invested to date (Note 1).

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

We estimate that the net fair value of our interest rate swaps, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, were in a net liability position of $0.5 million at March 31, 2013. In addition, two unconsolidated investments, in which we have interests of 49% and 57%, respectively, had interest rate caps with a net estimated fair value totaling less than $0.1 million, representing the aggregate amount attributable to the entities, not our proportionate share, at March 31, 2013 (Note 7).

At March 31, 2013, all of our long-term debt either bore interest at fixed rates or was swapped to a fixed rate. The annual interest rates on our fixed-rate debt at March 31, 2013 ranged from 4.1% to 5.3%. The effective annual interest rates on our variable-rate debt at March 31, 2013 ranged from 4.1% to 5.0%. Our debt obligations are more fully described under Financial Condition in Item 2 above. The following table presents principal cash flows for our Consolidated Hotels for each of the next five years and thereafter based upon expected maturity dates of our debt obligations outstanding at March 31, 2013 (in thousands):

	2013
	(Remainder)	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed-rate debt	$400	$1,390	$19,700	$1,765	$1,851	$68,354	$93,460	$93,380
Variable-rate debt	$100	$1,280	$10,708	$1,480	$66,610	$-	$80,178	$80,345

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt, excluding the impact of the interest rate swaps, at March 31, 2013 by an aggregate increase of $6.9 million or an aggregate decrease of $6.7 million, respectively.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief

CWI 3/31/2013 10-Q — 33

financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2013, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2013 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CWI 3/31/2013 10-Q — 34

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

For the three months ended March 31, 2013, we issued 32,883 shares of common stock to the advisor as consideration for asset management fees. These shares were issued at $10.00 per share, which was the price at which our shares were sold in our “public offering” within the meaning of Section 4(a)(2) of the Securities Act. Since none of these transactions were considered to have involved a public offering, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

Use of Offering Proceeds

We intend to use the net proceeds of our initial public offering to acquire, own and manage a portfolio of interests in lodging and lodging related properties and fund distributions to our stockholders. The use of proceeds from our initial public offering of common stock, which commenced in March 2011 pursuant to a registration statement (File No. 333-149899) that was declared effective in September 2010, was as follows at March 31, 2013 (in thousands, except share amounts):

Shares registered	100,000,000
Aggregate price of offering amount registered	$1,000,000
Shares sold (a)	22,856,807
Aggregated offering price of amount sold	$227,693
Direct or indirect payments to the advisor including directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(19,379)
Direct or indirect payments to broker-dealers	(6,836)
Net offering proceeds to the issuer after deducting expenses	201,478
Purchases of real estate related assets, net of financings	(129,634)
Acquisition-related expenses	(11,439)
Cash distributions paid to stockholders	(5,431)
Repayment of mortgage financing	(2,041)
Working capital	(5,738)
Temporary investments in cash and cash equivalents	$47,195

(a)         Excludes shares issued to affiliates, including our advisor, and shares issued pursuant to our DRIP.

CWI 3/31/2013 10-Q — 35

Issuer Purchases of Equity Securities

For the three months ended March 31, 2013, we received requests to redeem 738 shares of our common stock, pursuant to our redemption plan, which were all redeemed in the first quarter of 2013.

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2013 Period	shares purchased (a)	paid per share	plans or program (a)	plans or program (a)
January	—	—	N/A	N/A
February	—	—	N/A	N/A
March	738	$9.54	N/A	N/A
Total	738

(a)         Represents shares of our common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders who have held their shares for at least one year from the date of their issuance, subject to certain exceptions, conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our Board of Directors. We satisfied all of the above redemption requests received during the first quarter of 2013. We receive fees in connection with share redemptions.

CWI 3/31/2013 10-Q — 36

Item 6. Exhibits

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
10.1

Purchase and Sale Agreement between FWH Birmingham Colonnade, LLC and CWI Birmingham Hotel, LLC dated as of December 7, 2012. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 21, 2013)

10.2

First Amendment to Purchase and Sale Agreement between FWH Birmingham Colonnade, LLC and CWI Birmingham Hotel, LLC dated as of January 4, 2013. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on February 21, 2013)

10.3

Purchase and Sale Agreement between FWH Legacy Park Frisco, LLC and CWI Legacy Park Hotel, LLC dated as of December 7, 2012. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on February 21, 2013)

10.4

First Amendment to Purchase and Sale Agreement between FWH Legacy Park Frisco, LLC and CWI Legacy Park Hotel, LLC dated as of January 4, 2013. (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on February 21, 2013)

10.5

Second Amendment to Purchase and Sale Agreement between FWH Legacy Park Frisco, LLC and CWI Legacy Park Hotel, LLC dated as of January 9, 2013. (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on February 21, 2013)

10.6

Purchase and Sale Agreement between FWH Atlanta Downtown, LLC and CWI Atlanta Downtown Hotel, LLC dated as of December 7, 2012. (Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on February 21, 2013)

10.7

First Amendment to Purchase and Sale Agreement between FWH Atlanta Downtown, LLC and CWI Atlanta Downtown Hotel, LLC dated as of January 4, 2013. (Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed on February 21, 2013)

10.8

Purchase and Sale Agreement between FWH Memphis Beale Street, LLC and CWI Beale Street Hotel, LLC dated as of December 7, 2012. (Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed on February 21, 2013)

10.9

First Amendment to Purchase and Sale Agreement between FWH Memphis Beale Street, LLC and CWI Beale Street Hotel, LLC dated as of January 4, 2013. (Incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed on February 21, 2013)

10.10

Purchase and Sale Agreement between FWH Baton Rouge, LLC and CWI Baton Rouge Hotel, LLC dated as of December 7, 2012. (Incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K filed on February 21, 2013)

10.11

First Amendment to Purchase and Sale Agreement between FWH Baton Rouge, LLC and CWI Baton Rouge Hotel, LLC dated as of January 4, 2013. (Incorporated by reference to Exhibit 10.11 to Current Report on Form 8-K filed on February 21, 2013)

10.12

Purchase and Sale Agreement by and among Moody National CY Shadyside S, LLC, Moody National CY Shadyside MT, LLC and CWI Shadyside Hotel, LLC dated as of January 30, 2013. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 18, 2013)

CWI 3/31/2013 10-Q — 37

Exhibit No.	Description

10.13

First Amendment to Purchase and Sale Agreement by and among Moody National CY Shadyside S, LLC, Moody National CY Shadyside MT, LLC and CWI Shadyside Hotel, LLC dated as of February 14, 2013. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 18, 2013)

10.14

Reinstatement and Second Amendment to Purchase and Sale Agreement by and among Moody National CY Shadyside S, LLC, Moody National CY Shadyside MT, LLC and CWI Shadyside Hotel, LLC dated as of February 27, 2013. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on March 18, 2013)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Carey Watermark Investors Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2013 and 2012, (iv) Consolidated Statements of Equity for the three months ended March 31, 2013 and the year ended December 31, 2012, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

CWI 3/31/2013 10-Q — 38

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors Incorporated
Date: May 10, 2013
	By:	/s/ Catherine D. Rice
Catherine D. Rice
Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2013
	By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Accounting Officer
(Principal Accounting Officer)

CWI 3/31/2013 10-Q — 39

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
10.1

Purchase and Sale Agreement between FWH Birmingham Colonnade, LLC and CWI Birmingham Hotel, LLC dated as of December 7, 2012. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 21, 2013)

10.2

First Amendment to Purchase and Sale Agreement between FWH Birmingham Colonnade, LLC and CWI Birmingham Hotel, LLC dated as of January 4, 2013. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on February 21, 2013)

10.3

Purchase and Sale Agreement between FWH Legacy Park Frisco, LLC and CWI Legacy Park Hotel, LLC dated as of December 7, 2012. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on February 21, 2013)

10.4

First Amendment to Purchase and Sale Agreement between FWH Legacy Park Frisco, LLC and CWI Legacy Park Hotel, LLC dated as of January 4, 2013. (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on February 21, 2013)

10.5

Second Amendment to Purchase and Sale Agreement between FWH Legacy Park Frisco, LLC and CWI Legacy Park Hotel, LLC dated as of January 9, 2013. (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on February 21, 2013)

10.6

Purchase and Sale Agreement between FWH Atlanta Downtown, LLC and CWI Atlanta Downtown Hotel, LLC dated as of December 7, 2012. (Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on February 21, 2013)

10.7

First Amendment to Purchase and Sale Agreement between FWH Atlanta Downtown, LLC and CWI Atlanta Downtown Hotel, LLC dated as of January 4, 2013. (Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed on February 21, 2013)

10.8

Purchase and Sale Agreement between FWH Memphis Beale Street, LLC and CWI Beale Street Hotel, LLC dated as of December 7, 2012. (Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed on February 21, 2013)

10.9

First Amendment to Purchase and Sale Agreement between FWH Memphis Beale Street, LLC and CWI Beale Street Hotel, LLC dated as of January 4, 2013. (Incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed on February 21, 2013)

10.10

Purchase and Sale Agreement between FWH Baton Rouge, LLC and CWI Baton Rouge Hotel, LLC dated as of December 7, 2012. (Incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K filed on February 21, 2013)

10.11

First Amendment to Purchase and Sale Agreement between FWH Baton Rouge, LLC and CWI Baton Rouge Hotel, LLC dated as of January 4, 2013. (Incorporated by reference to Exhibit 10.11 to Current Report on Form 8-K filed on February 21, 2013)

10.12

Purchase and Sale Agreement by and among Moody National CY Shadyside S, LLC, Moody National CY Shadyside MT, LLC and CWI Shadyside Hotel, LLC dated as of January 30, 2013. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 18, 2013)

10.13

First Amendment to Purchase and Sale Agreement by and among Moody National CY Shadyside S, LLC, Moody National CY Shadyside MT, LLC and CWI Shadyside Hotel, LLC dated as of February 14, 2013. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 18, 2013)

Exhibit No.	Description

10.14

Reinstatement and Second Amendment to Purchase and Sale Agreement by and among Moody National CY Shadyside S, LLC, Moody National CY Shadyside MT, LLC and CWI Shadyside Hotel, LLC dated as of February 27, 2013. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on March 18, 2013)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Carey Watermark Investors Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2013 and 2012, (iv) Consolidated Statements of Equity for the three months ended March 31, 2013 and the year ended December 31, 2012, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.