Form 10-Q
period 2013-06-30
Carey Watermark Investors Inc
filed 2013-08-13
CIK 1430259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Registrant has 47,430,460 shares of common stock, $0.001 par value, outstanding at August 5, 2013.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on March 12, 2013 (the “2012 Annual Report”). Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

Additionally, a description of our critical accounting estimates is included in the MD&A section of our 2012 Annual Report. There has been no significant change in our critical accounting estimates. All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1, Financial Statements (Unaudited).

CWI 6/30/2013 10-Q — 1

PART I

Item 1. Financial Statements.

CAREY WATERMARK INVESTORS INCORPORATED

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
Assets
Investments in real estate:
Hotels, at cost	$458,857	$142,765
Accumulated depreciation	(6,157)	(1,392)
Net investments in hotels	452,700	141,373
Equity investments in real estate	45,044	45,148
Net investments in real estate	497,744	186,521
Cash	93,445	30,729
Due from affiliates	25	398
Accounts receivable	1,828	626
Restricted cash	11,835	6,272
Other assets	14,063	5,212
Total assets	$618,940	$229,758

Liabilities and Equity
Liabilities:
Non-recourse debt	$297,373	$88,762
Accounts payable, accrued expenses and other liabilities	11,547	5,050
Due to affiliates	2,862	847
Distributions payable	3,755	1,717
Total liabilities	315,537	96,376
Commitments and contingencies (Note 9)
Equity:
CWI stockholders’ equity:
Common stock $0.001 par value; 300,000,000 shares authorized; 37,711,218 and 16,334,464 shares issued, respectively; and 37,675,956 and 16,299,940 shares outstanding, respectively	37	16
Additional paid-in capital	330,003	142,645
Distributions in excess of accumulated losses	(27,710)	(9,166)
Accumulated other comprehensive income (loss)	882	(299)
Less: treasury stock at cost, 35,262 and 34,524 shares, respectively	(338)	(331)
Total CWI stockholders’ equity	302,874	132,865
Noncontrolling interests	529	517
Total equity	303,403	133,382
Total liabilities and equity	$618,940	$229,758

See Notes to Consolidated Financial Statements.

CWI 6/30/2013 10-Q — 2

CAREY WATERMARK INVESTORS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Hotel Revenues
Rooms	$17,084	$758	$26,185	$758
Food and beverage	2,560	42	3,884	42
Other hotel income	1,371	47	2,245	47
Total Hotel Revenues	21,015	847	32,314	847
Other real estate income	-	11	-	64
Total Revenues	21,015	858	32,314	911
Operating Expenses
Hotel Expenses
Rooms	3,775	184	5,985	184
Food and beverage	1,768	4	2,877	4
Other hotel operating expenses	637	36	1,077	36
General and administrative	1,676	59	2,722	59
Sales and marketing	2,160	97	3,466	97
Repairs and maintenance	759	34	1,254	34
Utilities	722	40	1,139	40
Management fees	447	11	710	11
Property taxes, insurance and rent	990	38	1,655	38
Depreciation and amortization	2,993	85	4,779	85
Total Hotel Expenses	15,927	588	25,664	588

Other Operating Expenses
Acquisition-related expenses	6,474	1,673	11,866	1,831
Management expenses	276	153	523	309
Corporate general and administrative expenses	877	387	1,847	682
Asset management fees to affiliate	561	105	951	187
Total Other Operating Expenses	8,188	2,318	15,187	3,009
Operating Loss	(3,100)	(2,048)	(8,537)	(2,686)
Other Income and (Expenses)
Net income from equity investments in real estate	350	-	482	417
Other expense	-	(135)	-	(135)
Interest expense (net of $122, $1, $211 and $1 reclassified from accumulated other comprehensive loss)	(2,335)	(76)	(3,836)	(76)
	(1,985)	(211)	(3,354)	206
Loss from Operations Before Income Taxes	(5,085)	(2,259)	(11,891)	(2,480)
Provision for income taxes	(500)	(82)	(547)	(82)
Net Loss	(5,585)	(2,341)	(12,438)	(2,562)
Loss attributable to noncontrolling interests	168	337	78	337
Net Loss Attributable to CWI Stockholders	$(5,417)	$(2,004)	$(12,360)	$(2,225)
Basic and Diluted Loss Per Share	$(0.18)	$(0.27)	$(0.49)	$(0.34)
Basic and Diluted Weighted Average Shares Outstanding	30,414,270	7,527,322	25,075,110	6,531,243

Distributions Declared Per Share	$0.1500	$0.1500	$0.3000	$0.2500

See Notes to Consolidated Financial Statements.

CWI 6/30/2013 10-Q — 3

CAREY WATERMARK INVESTORS INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Loss	$(5,585)	$(2,341)	$(12,438)	$(2,562)
Other Comprehensive Income
Other comprehensive income before reclassifications — derivative instruments	1,174	3	970	3
Amounts reclassified from accumulated other comprehensive loss to interest expense — derivative instruments	122	1	211	1
Comprehensive loss	(4,289)	(2,337)	(11,257)	(2,558)
Amounts Attributable to Noncontrolling Interests
Net loss	168	337	78	337
Comprehensive Loss Attributable to CWI Stockholders	$(4,121)	$(2,000)	$(11,179)	$(2,221)

See Notes to Consolidated Financial Statements.

CWI 6/30/2013 10-Q — 4

CAREY WATERMARK INVESTORS INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

For the Six Months Ended June 30, 2013 and the Year Ended December 31, 2012

(in thousands, except share and per share amounts)

				Distributions	Accumulated
			Additional	in Excess of	Other
		Common	Paid-In	Accumulated	Comprehensive	Treasury	Total CWI	Noncontrolling
	Shares	Stock	Capital	Losses	(Loss) Income	Stock	Stockholders	Interests	Total
Balance at January 1, 2012	4,791,523	$5	$42,596	$(2,057)	$-	$-	$40,544	$-	$40,544
Net loss	-	-	-	(2,723)	-	-	(2,723)	(1,119)	(3,842)
Shares issued, net of offering costs	11,439,591	11	99,334	-	-	-	99,345	-	99,345
Shares issued to affiliates	49,010	-	490	-	-	-	490		490
Contributions from noncontrolling interests	-	-	-	-	-	-	-	1,636	1,636
Shares issued under share incentive plans	7,688	-	186	-	-	-	186	-	186
Share-based payments	4,000	-	39	-	-	-	39	-	39
Distributions declared ($0.5500 per share) (a)	42,652	-	-	(4,386)	-	-	(4,386)	-	(4,386)
Other comprehensive loss:
Change in unrealized loss on derivative instruments	-	-	-	-	(299)	-	(299)	-	(299)
Repurchase of shares	(34,524)	-	-	-	-	(331)	(331)	-	(331)
Balance at December 31, 2012	16,299,940	16	142,645	(9,166)	(299)	(331)	132,865	517	133,382
Net loss	-	-	-	(12,360)	-	-	(12,360)	(78)	(12,438)
Shares issued, net of offering costs	21,200,927	21	186,466	-	-	-	186,487	-	186,487
Shares issued to affiliates	80,534	-	805	-	-	-	805	-	805
Contributions from noncontrolling interests	-	-	-	-	-	-	-	90	90
Shares issued under share incentive plans	8,469	-	47	-	-	-	47	-	47
Stock-based compensation to directors	4,000	-	40	-	-	-	40	-	40
Distributions declared ($0.3000 per share) (b)	-	-	-	(6,184)	-	-	(6,184)	-	(6,184)
Stock dividends issued ($0.0500 per share)	82,824	-	-	-	-	-	-	-	-
Other comprehensive income:
Change in unrealized gain on derivative instruments	-	-	-	-	1,181	-	1,181	-	1,181
Repurchase of shares	(738)	-	-	-	-	(7)	(7)	-	(7)
Balance at June 30, 2013	37,675,956	$37	$330,003	$(27,710)	$882	$(338)	$302,874	$529	$303,403

(a)	Excludes 34,270 shares declared in the fourth quarter of 2012 and issued in the first quarter of 2013.
(b)	Excludes 75,089 shares declared in the second quarter of 2013 and issued in the third quarter of 2013.

See Notes to Consolidated Financial Statements.

CWI 6/30/2013 10-Q — 5

CAREY WATERMARK INVESTORS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash Flows — Operating Activities
Net loss	$(12,438)	$(2,562)
Adjustments to net loss:
Depreciation and amortization	4,779	85
Loss from equity investments in real estate in excess of distributions received	104	199
Issuance of shares to affiliate in satisfaction of fees due	133	-
Amortization of deferred financing costs and prepaid franchise fees	273	10
Amortization of fair market value of debt adjustment	45	-
Unrealized loss on derivative	-	130
Amortization of share incentive plans	87	119
Increase in due to affiliates	1,262	957
Net changes in other operating assets and liabilities	(361)	592
Net Cash Used in Operating Activities	(6,116)	(470)

Cash Flows — Investing Activities
Distributions received from equity investments in excess of equity income	-	473
Acquisitions of hotels	(311,100)	(28,676)
Capital expenditures	(4,806)	-
Funds placed in escrow	(9,589)	(3,553)
Funds released from escrow	5,579	-
Net Cash Used in Investing Activities	(319,916)	(31,756)

Cash Flows — Financing Activities
Proceeds from mortgage financing	208,691	18,931
Proceeds from issuance of shares, net of offering costs	186,778	32,009
Contributions from noncontrolling interests	90	-
Distributions paid	(4,143)	(975)
Deferred financing costs	(2,490)	(429)
Repayment of mortgage financing	(125)	-
Withholding on restricted stock units	(46)	(19)
Purchase of treasury stock	(7)	(18)
Net Cash Provided by Financing Activities	388,748	49,499

Change in Cash During the Period
Net increase in cash	62,716	17,273
Cash, beginning of period	30,729	8,031
Cash, end of period	$93,445	$25,304

Non-cash Investing and Financing Activities
Non-cash investing activities - accrued capital expenditures	$264	$-
Non-cash financing activities - offering costs paid by the advisor, advance proceeds held in escrow	$514	$610
Non-cash financing activities - distributions declared (Note 1)	$3,755	$914
Non-cash financing activities - issuance of noncontrolling interest	$-	$1,408

See Notes to Consolidated Financial Statements.

CWI 6/30/2013 10-Q — 6

CAREY WATERMARK INVESTORS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business

Organization

Carey Watermark Investors Incorporated (together with its consolidated subsidiaries, “CWI”, “we”, “us”, or “our”) is a publicly owned, non-listed real estate investment trust (“REIT”) formed as a Maryland corporation in March 2008 for the purpose of acquiring, owning, disposing of and, through our advisor, managing and seeking to enhance the value of, interests in lodging and lodging related properties primarily in the United States (“U.S.”). We conduct substantially all of our investment activities and own all of our assets through CWI OP, LP, (our “Operating Partnership”). We are a general partner and a limited partner and own a 99.985% capital interest in the Operating Partnership. Carey Watermark Holdings, LLC (“Carey Watermark Holdings”), which is owned indirectly by W. P. Carey Inc. (“W. P. Carey”) and Watermark Capital Partners, LLC (“Watermark Capital Partners”), holds a 0.015% special general partner interest in the Operating Partnership.

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

The following table sets forth certain information for each of the hotels that we consolidate in our financial statements (our “Consolidated Hotels”), as further discussed in Note 4, and the hotels that we record as equity investments in our financial statements (our “Unconsolidated Hotels”), as further discussed in Note 5, at June 30, 2013 (dollars in thousands):

Hotel	State	Number of Rooms	% Owned	Our Investment	(a)	Acquisition Date
Consolidated Hotels
Hampton Inn Boston Braintree	Massachusetts	103	100%	$12,500		May 31, 2012
Hilton Garden Inn New Orleans French Quarter/CBD	Louisiana	155	88%	16,176		June 8, 2012
Lake Arrowhead Resort and Spa (b)	California	173	97%	24,937		July 9, 2012
Courtyard San Diego Mission Valley	California	317	100%	85,000		December 6, 2012
Hilton Southeast Portfolio:
Hampton Inn Atlanta Downtown	Georgia	119	100%	18,000		February 14, 2013
Hampton Inn Frisco Legacy Park	Texas	105	100%	16,100		February 14, 2013
Hampton Inn Memphis Beale Street	Tennessee	144	100%	30,000		February 14, 2013
Hampton Inn Birmingham Colonnade	Alabama	133	100%	15,500		February 14, 2013
Hampton Inn Baton Rouge Airport	Louisiana	131	100%	15,000		February 14, 2013
Courtyard Pittsburgh Shadyside	Pennsylvania	132	100%	29,900		March 12, 2013
Hutton Hotel Nashville	Tennessee	247	100%	73,600		May 29, 2013
Holiday Inn Manhattan 6th Avenue Chelsea	New York	226	100%	113,000		June 6, 2013
		1,985		$449,713
Unconsolidated Hotels
DoubleTree Hotel Maya Long Beach	California	199	49%	$20,466	(c)	May 5, 2011
Residence Inn Long Beach Downtown	California	178	49%	-	(c)	May 5, 2011
Hyatt New Orleans French Quarter	Louisiana	254	80%	13,000		September 6, 2011
Westin Atlanta Perimeter North	Georgia	372	57%	13,170		October 3, 2012
		1,003		$46,636

(a)

For Consolidated Hotels, amount represents the assets acquired at fair value at time of acquisition. For Unconsolidated Hotels, amount represents purchase price plus capitalized costs, inclusive of fees paid to the advisor, at the time of acquisition.

CWI 6/30/2013 10-Q — 7

Notes to Consolidated Financial Statements

(b)

The hotel is currently operating as an independent hotel. However, upon completion of renovations, which we currently anticipate completing during the third quarter of 2013, this property will become a member of the Autograph Collection, a collection of upper-upscale and luxury independent hotels sponsored by Marriott International, Inc. (“Marriott”).

(c)

CWI’s investment represents a combined total investment for the DoubleTree Hotel Maya Long Beach and Residence Inn Long Beach Downtown. On July 17, 2013, we sold our 49% interest in this venture (Note 11).

Public Offering

On September 15, 2010, our Registration Statement on Form S-11 (File No. 333-149899), covering an initial public offering of up to 100,000,000 shares of common stock at $10.00 per share, was declared effective under the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement also covers the offering of up to 25,000,000 shares of common stock at $9.50 pursuant to our distribution reinvestment plan (“DRIP”). Our initial public offering is being offered on a “best efforts” basis by Carey Financial, LLC, an affiliate of the advisor (“Carey Financial”), and other selected dealers and is scheduled to terminate on or before September 15, 2013. We currently intend to cease accepting new orders for shares of our common stock no later than August 30, 2013. We intend to use the net proceeds of the offering to acquire, own and manage a portfolio of interests in lodging and lodging related properties. While our core strategy is focused on the lodging industry, we may also invest in other real estate property sectors. Since we began admitting stockholders on March 3, 2011 and through June 30, 2013, we raised $370.2 million, inclusive of reinvested distributions through our DRIP. It is unlikely that we will sell the full number of shares registered.

Distributions

Our second quarter 2013 declared daily distribution was $0.0016483 per share, comprised of $0.0013736 per day payable in cash and $0.0002747 per day payable in shares of our common stock, which equated to $0.6000 per share on an annualized basis and was paid on July 15, 2013 to stockholders of record on each day during the second quarter.

Our third quarter 2013 declared daily distribution is $0.0016304 per share, comprised of $0.0013587 per day payable in cash and $0.0002717 per day payable in shares of our common stock, which equates to $0.6000 per share on an annualized basis and will be payable on or about October 15, 2013 to stockholders of record on each day during the third quarter.

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

For purposes of determining the weighted-average number of shares of common stock outstanding, amounts for the three and six months ended June 30, 2013 and 2012 have been adjusted to treat stock distributions declared and effective through August 13, 2013 as if they were outstanding as of January 1, 2012.

Basis of Consolidation

Our consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries. The portion of equity in a subsidiary that is not attributable, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

CWI 6/30/2013 10-Q — 8

Notes to Consolidated Financial Statements

When we obtain an economic interest in an entity, we evaluate the entity to determine if it is a variable interest entity (“VIE”) and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. We performed an analysis of all of our subsidiary entities to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of our assessment, we have concluded that none of our subsidiaries is a VIE. All our subsidiaries are either consolidated or accounted for as equity investments under the voting interest entity model.

We account for the capital interest held by Carey Watermark Holdings in the Operating Partnership as a noncontrolling interest. Based on the terms of the Operating Partnership agreement and that the initial investors are not yet earning their minimal return, the non-controlling interest representing Carey Watermark Holding’s interest in the Operating Partnership has absorbed the operating losses to the extent of its original investment, and accordingly, no losses were allocated to Carey Watermark Holdings during the three and six months ended June 30, 2013 or 2012.

New Accounting Requirements

The following Accounting Standards Updates (“ASUs”) promulgated by the Financial Accounting Standards Board (“FASB”) are applicable to us as indicated:

ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities — In January 2013, the FASB issued an update to ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting or similar arrangement. These amendments did not have a significant impact on our financial position or results of operations and are applicable to us for our interim and annual reports beginning in 2013 and has been applied retrospectively.

ASU 2013-02, Other Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income — In February 2013, the FASB issued ASU 2013-02 requiring entities to disclose additional information about items reclassified out of accumulated other comprehensive income. This ASU impacts the form of our disclosures only, is applicable to us for our interim and annual reports beginning in 2013, and has been applied retrospectively. The related additional disclosures are located in the consolidated statements of comprehensive loss.

ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, a Consensus of the FASB Emerging Issues Task Force — In July 2013, the FASB issued ASU 2013-10, which permits the Fed Funds Effective Swap Rate, also referred to as the “Overnight Index Swap Rate,” to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the U.S. government and London Interbank Offered Rate (“LIBOR”) swap rate. The update also removes the restriction on the use of different benchmark rates for similar hedges. This ASU will be applicable to us for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.

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

CWI 6/30/2013 10-Q — 9

Notes to Consolidated Financial Statements

The following tables present a summary of fees we paid and expenses we reimbursed to the advisor, subadvisor and other affiliates in accordance with the terms of those agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Amounts Included in the Consolidated Statements of Operations:
Acquisition fees	$4,928	$871	$8,355	$871
Asset management fees	561	105	951	187
Loan refinancing fee	-	37	-	37
Personnel reimbursements	344	202	631	388
	$5,833	$1,215	$9,937	$1,483

Other Transaction Fees Incurred:
Selling commissions and dealer manager fees	$13,423	$2,258	$20,305	$3,356
Offering costs	2,761	484	4,166	719
	$16,184	$2,742	$24,471	$4,075

			June 30, 2013	December 31, 2012
Amounts Due to Affiliates:
Organization and offering costs due to the advisor			$1,790	$473
Excess operating expense advances due back to the advisor			386	-
Other amounts due to the advisor			478	280
Other			208	94
			$2,862	$847

Amounts Due from Affiliates:
Due from property managers			$-	$368
Other			25	30
			$25	$398

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

Asset Management Fees and Loan Refinancing Fees

We pay the advisor an annual asset management fee equal to 0.5% of the aggregate average invested value of our investments. The advisor is also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property, and a loan refinancing fee of up to 1% of a refinanced loan, if certain conditions described in the prospectus for our offering dated April 30, 2013 (the “Prospectus”) are met. We paid all asset management fees for the three and six months ended June 30, 2013 and 2012 in shares of our common stock, rather than in cash, at the election of the advisor. At June 30, 2013, the advisor owned 153,303 shares (0.41%) of our outstanding common stock.

CWI 6/30/2013 10-Q — 10

Notes to Consolidated Financial Statements

Personnel Reimbursements

Pursuant to the subadvisory agreement, we reimburse the advisor, who subsequently reimburses the subadvisor, for personnel costs and other charges. We have also granted restricted stock units (“RSUs”) to employees of the subadvisor pursuant to our 2010 Equity Incentive Plan. The subadvisor provides us with the services of Michael G. Medzigian, our chief executive officer, during the term of the subadvisory agreement, subject to the approval of our Board of Directors. Such personnel reimbursements are included in Management expenses and Corporate general and administrative expenses in our consolidated financial statements.

Organization and Offering Costs

Pursuant to the advisory agreement, we are obligated to reimburse the advisor for all organization and offering costs incurred in connection with our offering, up to a maximum amount (excluding selling commissions and the dealer manager fee described above) of 2% of the gross proceeds of our offering and the DRIP. From inception through June 30, 2013, the advisor has incurred organization and offering costs on our behalf of approximately $8.8 million. However, at June 30, 2013, because of the 2% limitation described above, we were only obligated to pay $7.3 million of these costs, of which $1.8 million was included in Due to affiliates on our consolidated balance sheet at June 30, 2013. The advisor has agreed to be responsible for the payment of organization and offering costs that exceed 2% of the gross offering proceeds.

Excess Operating Expenses Due from Advisor

Pursuant to the advisory agreement (with quoted variables as defined in the advisory agreement), the advisor is obligated to reimburse us for “operating expenses” to the extent that these expenses exceed the greater of 2% of “average invested assets” or 25% of our “adjusted net income.” Our operating expenses exceeded the 2% threshold by $0.4 million for the 12-month period ended December 31, 2012. We currently expect our 2013 operating expenses to be sufficiently below the 2%/25% threshold for us to repay the advisor with regard to the 2012 excess amount. As a result, rather than reduce our expenses in 2012, we recorded a receivable of $0.4 million during the year ended December 31, 2012 from the advisor as well as an offsetting payable. This amount was reimbursed by the advisor during the three months ended March 31, 2013, with the payable of $0.4 million remaining outstanding at June 30, 2013. Repayment of this reimbursement is subject to approval of our Board of Directors. For the 12-month period ended June 30, 2013, our operating expenses were below the 2%/25% threshold.

Selling Commissions and Dealer Manager Fees

We have a dealer manager agreement with Carey Financial, whereby Carey Financial receives a selling commission of up to $0.70 per share sold and a dealer manager fee of up to $0.30 per share sold, a portion of which may be re-allowed to selected broker dealers.

Available Cash Distributions

Carey Watermark Holdings’ special general partner interest in the Operating Partnership entitles it to receive distributions of 10% of Available Cash, as defined in the advisory agreement, generated by Operating Partnership, subject to certain limitations. In addition, in the event of the dissolution of the Operating Partnership, Carey Watermark Holdings will be entitled to receive distributions of up to 15% of net proceeds, provided certain return thresholds are met for the initial investors in the Operating Partnership. To date, there have been no distributions of Available Cash by the Operating Partnership.

Other Amounts Due to the Advisor

Other amounts due to the advisor represent asset management fees payable and reimbursable expenses.

Other

Other is primarily comprised of amounts due to Carey Financial, representing selling commissions and dealer manager fees, and amounts due to Carey REIT II, Inc., a subsidiary of W. P. Carey, representing directors’ fees paid on our behalf.

Other Transactions with Affiliates

In January 2013, our Board of Directors and the board of directors of W. P. Carey approved loans to us through a subsidiary of W. P. Carey of up to $50.0 million, in the aggregate, at a rate of LIBOR plus 2.0%, for the purpose of funding acquisitions approved by our investment committee, with any loans to be made solely at the discretion of the management of W. P. Carey. Through the date of this Report, no such loans have been made.

CWI 6/30/2013 10-Q — 11

Notes to Consolidated Financial Statements

Note 4. Net Investment in Hotels

Net Investment in Hotels

Net investment in hotels is summarized as follows (in thousands):

	June 30, 2013	December 31, 2012
Buildings	$345,635	$106,885
Building and site improvements	6,121	2,570
Land	80,993	23,555
Furniture, fixtures and equipment	25,095	8,170
Construction in progress	1,013	1,585
Hotels, at cost	458,857	142,765
Less: Accumulated depreciation	(6,157)	(1,392)
Net investments in hotels	$452,700	$141,373

Acquisitions

Hilton Southeast Portfolio

On February 14, 2013, we acquired five select-service hotels within the Hilton Worldwide (“Hilton”) portfolio of brands from entities managed by Fairwood Capital, LLC, an unaffiliated third-party, for $94.6 million (the “Hilton Southeast Portfolio”). The Hilton Southeast Portfolio consists of the 144-room Hampton Inn Memphis Beale Street in Tennessee, the 119-room Hampton Inn Atlanta Downtown in Georgia, the 133-room Hampton Inn Birmingham Colonnade in Alabama, the 105-room Hampton Inn Frisco Legacy Park in Texas and the 131-room Hilton Garden Inn Baton Rouge Airport in Louisiana. The Hampton Inn Memphis Beale Street, the Hampton Inn Atlanta Downtown and the Hampton Inn Birmingham Colonnade are managed by Crescent Hotels & Resorts. The Hampton Inn Frisco Legacy Park and Hilton Garden Inn Baton Rouge Airport hotels are managed by HRI Lodging Inc. Crescent Hotels & Resorts and HRI Lodging Inc. are unaffiliated third parties. In connection with this acquisition, we expensed acquisition costs of $3.7 million, including acquisition fees of $2.6 million paid to the advisor. As part of our franchise agreement with Hilton, we are required to make renovations up to $3.2 million at these hotels. These renovations are expected to be completed by the second quarter of 2014 (Note 9). We obtained five individual mortgage loans, totaling $64.5 million, upon acquisition of these hotels (Note 8).

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

Hutton Hotel Nashville

On May 29, 2013, we acquired the Hutton Hotel (“Hutton Hotel Nashville”) from a joint venture between Lubert-Adler and Amerimar Enterprises, Inc., unaffiliated third parties, for $73.6 million. The 247-room full service hotel is located in the West End neighborhood of Nashville, Tennessee. The hotel is managed by Amerimar Hutton Management Co., LLC, an affiliate of Amerimar Enterprises, Inc. In connection with this acquisition, we expensed acquisition costs of $2.2 million, including acquisition fees of $1.9 million paid to the advisor. On June 25, 2013, we obtained a mortgage loan on the property of $44.0 million (Note 8).

Holiday Inn Manhattan 6th Avenue Chelsea

On June 6, 2013, we acquired the Holiday Inn Manhattan 6th Avenue (“Holiday Inn Manhattan 6th Avenue Chelsea”) from Magna Hospitality Group, L.C. and Greenfield Partners, unaffiliated third parties, for $113.0 million. The 226-room full service hotel is

CWI 6/30/2013 10-Q — 12

Notes to Consolidated Financial Statements

located in the Chelsea neighborhood of New York, New York. The hotel is managed by MHG-26, LLC, an affiliate of Magna Hospitality. In connection with this acquisition, we expensed acquisition costs of $3.7 million, including acquisition fees of $3.0 million paid to the advisor. In addition, as part of our franchise agreement with Holiday Inn, we are required to make renovations to the hotel totaling approximately $2.5 million. These renovations are expected to be completed by the second quarter of 2014. We obtained a mortgage loan on the property of $80.0 million upon acquisition (Note 8).

The following tables present a summary of assets acquired in these business combinations, each at the date of acquisition, and revenues and earnings thereon, from the date of acquisition through June 30, 2013 (in thousands):

	Hilton Southeast Portfolio	Courtyard Pittsburgh Shadyside	Hutton Hotel Nashville (a)	Holiday Inn Manhattan 6th Avenue Chelsea (a)
Cash consideration	$94,600	$29,900	$73,600	$113,000

Assets acquired at fair value:
Land	$16,050	$3,515	$7,850	$30,023
Building	71,906	25,484	59,990	81,333
Building and site improvements	1,607	349	230	65
Furniture, fixtures and equipment	5,008	534	5,500	1,579
Investments in real estate	94,571	29,882	73,570	113,000
Other assets (b)	29	18	30	-
Assets acquired at fair value	94,600	29,900	73,600	113,000

	For the Period from
	February 14, 2013	March 12, 2013	May 29, 2013	June 6, 2013
	through	through	through	through
	June 30, 2013	June 30, 2013	June 30, 2013	June 30, 2013
Revenues	$9,163	$2,155	$2,394	$1,277
Net income	$2,246	$620	$775	$484

(a)

The purchase price was allocated to the assets acquired and liabilities assumed based upon their preliminary fair values. The information in this table is based on the current best estimates of management. We are in the process of finalizing our assessment of the fair value of the assets acquired and liabilities assumed. Accordingly, the fair value of these assets acquired and liabilities assumed are subject to change.

(b)

Represents intangible assets acquired at acquisition, which are included in Other assets in the consolidated balance sheet. Intangible assets acquired during the six months ended June 30, 2013 included in-place lease intangibles totaling less than $0.1 million.

Pro Forma Financial Information

The following unaudited consolidated pro forma financial information has been presented as if our Consolidated Hotel investments that we completed during the year ended December 31, 2012 and the six months ended June 30, 2013, and the new financings related to these acquisitions, had occurred on January 1, 2012 for the three and six months ended June 30, 2013 and 2012. These transactions are accounted for as business combinations. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods.

CWI 6/30/2013 10-Q — 13

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013 (a)	2012
Pro forma total revenues	$26,962	$24,575	$50,021	$47,573
Pro forma net income (loss)	373	(381)	(1,414)	(17,773)
Less: Loss (income) from continuing operations attributable to noncontrolling interests	134	(94)	51	501
Pro forma income (loss) from continuing operations attributable to CWI stockholders	$507	$(475)	$(1,363)	$(17,272)
Pro forma income (loss) per share:
Net income (loss) attributable to CWI stockholders	$0.01	$(0.02)	$(0.04)	$(0.63)
Pro forma weighted average shares outstanding (b)	36,097,503	27,816,470	33,725,519	27,287,247

(a)

Subsequent to the filing of the Company’s Form 10-Q for the period ended March 31, 2013, we identified three errors in the pro forma financial information presented in the footnotes to the financial statements.  These errors resulted in a net overstatement of pro forma expenses, an aggregate overstatement of the reported Pro forma net loss and Pro forma loss from continuing operations attributable to CWI stockholders of approximately $0.3 million and an overstatement to Pro forma loss per share of approximately $0.02. Corrected amounts after considering the impact of the errors discussed above are ($1.1 million) pro forma net loss, ($1.2 million) pro forma loss from continuing operations attributable to CWI stockholders and ($0.052) pro forma loss per share. We evaluated the impact of the errors on the previously-filed financial statements and the pro forma disclosures and concluded that such amounts were immaterial to our Form 10-Q for the period ended March 31, 2013. The errors and revisions were related to our pro forma disclosures only and did not affect our consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive loss, consolidated statements of equity, or cash balances for any reporting periods.

(b)

The pro forma weighted-average shares outstanding were determined as if the number of shares issued in our public offering in order to raise the funds used for each acquisition were issued on January 1, 2012. All acquisition costs are presented as if they were incurred on January 1, 2012.

Construction in Progress

At June 30, 2013, construction in progress was $1.0 million, recorded at cost, and related primarily to the renovations of the Lake Arrowhead Resort and Spa (Note 9). We capitalize interest expense and certain other costs, such as property taxes, property insurance and employee costs related to hotels undergoing major renovations. During the three and six months ended June 30, 2013 we capitalized less than $0.1 million and $0.2 million, respectively, of such costs. No such costs were capitalized during the three or six months ended June 30, 2012.

Note 5. Equity Investments in Real Estate

At June 30, 2013, together with unrelated third parties, we owned equity interests in four hotels, which we refer to as our Unconsolidated Hotels, through three joint ventures that we do not control but over which we exercise significant influence, as described below. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to the advisor that we incur and other-than-temporary impairments, if any).

Under the conventional approach of accounting for equity method investments, an investor applies its percentage ownership interest to the venture’s net income to determine the investor’s share of the earnings or losses of the venture. This approach is inappropriate to use if the venture’s capital structure gives different rights and priorities to its investors. We have priority returns on our equity method investments. Therefore, we follow the hypothetical liquidation at book value method in determining our share of the ventures’ earnings or losses for the reporting period as this method better reflects our claim on the ventures’ book value at the end of each reporting period. Earnings for our equity method investments are recognized in accordance with each respective investment agreement and, where applicable, based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period. Due to our preferred interests, we are not responsible for, and will not reflect, losses to the extent our partners continue to have equity in the investments.

CWI 6/30/2013 10-Q — 14

Notes to Consolidated Financial Statements

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these ventures are affected by the timing and nature of distributions (dollars in thousands):

		Ownership Interest	Carrying Value at
Investment	Hotel	at June 30, 2013	June 30, 2013	December 31, 2012
Long Beach Venture (a)	Hotel Maya Long Beach	49%	$20,818	$20,202
	Long Beach Downtown
Hyatt French Quarter Venture (b)	New Orleans French Quarter	80%	12,957	12,968
Westin Atlanta Venture (c)	Atlanta Perimeter North	57%	11,269	11,978
			$45,044	$45,148

(a)

We received no cash distributions during the three months ended June 30, 2013. We received cash distributions of less than $0.1 million during the six months ended June 30, 2013 and $0.2 million and $0.6 million during the three and six months ended June 30, 2012, respectively. These amounts represent our equity earnings based on the hypothetical liquidation at book value model for the respective periods. We sold our interest in this venture on July 17, 2013 (Note 11).

(b)

We received cash distributions of $0.3 million and $0.5 million during the three and six months ended June 30, 2013, respectively. These cash distributions represent our equity earnings based on the hypothetical liquidation at book value model for the respective periods. During the three and six months ended June 30, 2012, we recognized losses of $0.2 million and equity earnings of $0.1 million, respectively, related to this venture. However, due to our preferred return rights, during the same periods, we received distributions of $0.2 million and $0.5 million, respectively.

(c)	We acquired our interest in this joint venture in October 2012. We received no cash distributions during the three and six months ended June 30, 2013.

The following table sets forth our share of equity earnings (loss) from our Unconsolidated Hotels, which are based on the hypothetical liquidation at book value model as well as certain depreciation and amortization adjustments related to basis differentials from acquisitions of certain investments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Venture	2013	2012	2013	2012
Long Beach Venture (a)	$622	$199	$672	$368
Hyatt French Quarter Venture	219	(199)	518	49
Westin Atlanta Venture	(491)	-	(708)	-
	$350	$-	$482	$417

(a)   We sold our interest in this venture on July 17, 2013 (Note 11).

No other-than-temporary impairments were recognized during either the three and six months ended June 30, 2013 or 2012.

CWI 6/30/2013 10-Q — 15

Notes to Consolidated Financial Statements

The following tables present combined summarized financial information of our equity method investment entities. Amounts provided are the total amounts attributable to the ventures since our respective dates of acquisition and do not represent our proportionate share (in thousands):

			June 30, 2013	December 31, 2012
Real estate, net			$140,503	$143,872
Other assets			22,181	21,620
Total assets			162,684	165,492
Debt			(98,249)	(98,211)
Other liabilities			(15,655)	(16,538)
Total liabilities			(113,904)	(114,749)
Members’ equity			$48,780	$50,743

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$14,539	$9,436	$29,363	$16,341
Expenses	(15,278)	(9,408)	(30,961)	(17,647)
Net (loss) income	$(739)	$28	$(1,598)	$(1,306)

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

Derivative Assets and Liabilities — Our derivative assets and liabilities are comprised of interest rate swaps. These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates. These derivative instruments were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the three or six months ended June 30, 2013 and 2012. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated statements of operations.

Our non-recourse debt, which we have classified as Level 3, had a carrying value of $297.4 million and $88.8 million and an estimated fair value of $294.0 million and $88.9 million at June 30, 2013 and December 31, 2012, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral taking into account the quality of the collateral and the then-current interest rate.

We estimated that our remaining financial assets and liabilities had fair values that approximated their carrying values at both June 30, 2013 and December 31, 2012.

Note 7. Risk Management and Use of Derivative Financial Instruments

Portfolio Concentration Risk

At June 30, 2013, we were exposed to concentrations within the lodging industry, within the brands under which we operate our hotels and within the limited geographic areas in which we have invested to date. We operate in the domestic U.S. market only and have concentrations of hotel investments in the following states for our Consolidated Hotels: California (two hotels), Louisiana (two hotels) and Tennessee (two hotels) (Note 1). For the six months ended June 30, 2013, 49% of our total revenue was generated by three hotels: Courtyard San Diego Mission Valley (22%), Hilton Garden Inn New Orleans French Quarter/CBD (14%) and Lake Arrowhead Resort

CWI 6/30/2013 10-Q — 16

Notes to Consolidated Financial Statements

and Spa (13%). For the six months ended June 30, 2012, our total revenue was generated by two hotels: Hampton Inn Boston Braintree (46%) and Hilton Garden Inn New Orleans French Quarter/CBD (54%). At June 30, 2013, 60% of our Net investments in hotels were comprised of three hotels: Holiday Inn Manhattan 6th Avenue Chelsea (25%), Courtyard San Diego Mission Valley (19%) and Hutton Hotel Nashville (16%).

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are two main components of economic risk that impact us: interest rate risk and market risk. We are primarily subject to interest rate risk on our interest-bearing assets and liabilities. Market risk includes changes in the value of our properties and related loans.

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

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
as Hedging Instruments	Balance Sheet Location	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Interest rate swaps	Other assets	$898	-	$-	$-
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	-	-	(105)	(410)
		$898	$-	$(105)	$(410)

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on the balance sheet. At both June 30, 2013 and December 31, 2012, no cash collateral has been posted nor received for any of our derivative positions.

During the three and six months ended June 30, 2013, we recognized gains of $1.3 million and $1.2 million, respectively, in Other comprehensive income on derivatives in connection with our interest rate swaps. During both the three and six months ended June 30, 2012, we recognized a loss of less than $0.1 million in Other comprehensive income on derivatives in connection with our interest rate swap.

During the three and six months ended June 30, 2013, we reclassified gains of $0.1 million and less than $0.1 million, respectively, from Other comprehensive income on derivatives into interest expense in connection with our interest rate swaps. During both the three and six months ended June 30, 2012, we reclassified losses of less than $0.1 million from Other comprehensive income on derivatives into interest expense in connection with our interest rate swaps. Additionally, during both the three and six months ended June 30, 2012, we recognized unrealized losses of $0.1 million related to an interest rate swap prior to its designation as a hedge.

CWI 6/30/2013 10-Q — 17

Notes to Consolidated Financial Statements

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

The interest rate swaps that we had outstanding on our Consolidated Hotel investments at June 30, 2013 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

		Notional	Effective	Effective	Expiration	Fair Value at
Instrument	Type	Amount	Interest Rate	Date	Date	June 30, 2013
1-Month LIBOR	“Rollercoaster” swap	$9,800	5.0%	5/2012	5/2015	$(105)
1-Month LIBOR	“Pay-fixed” swap	51,500	4.6%	12/2012	12/2017	799
1-Month LIBOR	“Pay-fixed” swap	19,050	4.1%	3/2013	3/2017	99
						$793

Amounts reported in Other comprehensive income related to interest rate swaps will be reclassified to interest expense as interest payments are made on our variable-rate debt. At June 30, 2013, we estimated that an additional $0.4 million will be reclassified as interest expense during the next 12 months related to our interest rate swaps.

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At June 30, 2013, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $0.1 million and $0.4 million at June 30, 2013 and December 31, 2012, respectively, which included accrued interest and any adjustment for nonperformance risk. If we had breached any of these provisions at either June 30, 2013 or December 31, 2012, we could have been required to settle our obligations under these agreements at their aggregate termination value of $0.1 million and $0.5 million, respectively.

The derivative instruments that our Unconsolidated Hotel investments had outstanding at June 30, 2013 are summarized as follows (in thousands):

	Ownership
	Interest at		Notional		Effective	Expiration	Fair Value at
Description	June 30, 2013	Type	Amount	Cap Rate	Date	Date	June 30, 2013
1-Month LIBOR	49.0%	Interest rate cap	$15,000	2.0%	7/2012	7/2015	$6
1-Month LIBOR	57.0%	Interest rate cap	35,000	1.0%	10/2012	10/2015	79
							$85

CWI 6/30/2013 10-Q — 18

Notes to Consolidated Financial Statements

Note 8. Debt

The following table presents the non-recourse debt on our Consolidated Hotel investments (in thousands):

				Current	Carrying Amount at

Consolidated Hotels	Interest Rate		Rate Type	Maturity Date	June 30, 2013	December 31, 2012

Hampton Inn Boston Braintree (a) (b)	5.00	% (c)	Variable	5/2015	$9,628	$8,487
Lake Arrowhead Resort and Spa	4.34%		Fixed	7/2015	17,820	17,775
Courtyard Pittsburgh Shadyside (a) (d)	4.09	% (c)	Variable	3/2017	19,050	-
Courtyard San Diego Mission Valley (a)	4.60	% (c)	Variable	12/2017	51,500	51,500
Hilton Southeast Portfolio:
Hampton Inn Memphis Beale Street	4.07%		Fixed	3/2018	22,375	-
Hampton Inn Atlanta Downtown	4.12%		Fixed	3/2018	13,600	-
Hampton Inn Birmingham Colonnade	4.12%		Fixed	3/2018	9,400	-
Hampton Inn Frisco Legacy Park	4.12%		Fixed	3/2018	9,200	-
Hilton Garden Inn Baton Rouge Airport	4.12%		Fixed	3/2018	9,800	-
Hilton Garden Inn New Orleans French Quarter/CBD	5.30%		Fixed	7/2019	11,000	11,000
Hutton Hotel Nashville	5.25%		Fixed	7/2020	44,000	-
Holiday Inn Manhattan 6th Avenue Chelsea	4.49%		Fixed	6/2023	80,000	-
					$297,373	$88,762

__________

(a)         The mortgage loans secured by Hampton Inn Boston Braintree and Courtyard San Diego Mission Valley each have two, one-year extension options. The mortgage loan secured by Courtyard Pittsburgh Shadyside has a one-year extension option. All of the extensions are subject to certain conditions. The maturity dates in the table do not reflect extension options.

(b)         Total mortgage commitment is up to $9.8 million. We expect to draw the remainder to fund renovations in the third quarter of 2013.

(c)          These mortgage loans have variable interest rates, which have been converted to fixed rates through the use of interest rate swaps (Note 7). The interest rates presented for these mortgage loans reflect interest rate swaps (Note 7) in effect at June 30, 2013.

(d)         Total mortgage commitment is up to $21.0 million, with the difference between the commitment and the carrying amount available for renovation draws.

2013 Activity

See Note 4 for additional detail about our 2013 acquisitions. We amortize deferred financing costs over the term of the related loan using the straight-line method which approximates the effective interest method.

Hilton Southeast Portfolio

We acquired the five hotels in the Hilton Southeast Portfolio through five wholly-owned subsidiaries and obtained five individual mortgage loans totaling $64.5 million, in the aggregate. The loans are each non-recourse, with annual interest rates fixed at approximately 4.1%, and do not contain cross-default provisions. All five loans mature on March 1, 2018. We capitalized $0.9 million of deferred financing costs related to these loans.

Courtyard Pittsburgh Shadyside

We acquired the Courtyard Pittsburgh Shadyside hotel through a wholly-owned subsidiary and obtained a non-recourse mortgage loan of up to $21.0 million, of which $19.1 million was funded at closing, with the remaining $1.9 million available through renovation draws. The terms of the mortgage loan require monthly interest-only payments for 24 months, at which point the loan will amortize over a 25-year period with monthly interest and quarterly principal payments. The loan has an initial term of four years with a one-year extension option. The stated interest rate of one-month LIBOR with a floor of 0.5% plus 3.25% has effectively been fixed at approximately 4.1% through an interest rate swap agreement, maturing March 12, 2017. We capitalized $0.2 million of deferred financing costs related to this loan.

CWI 6/30/2013 10-Q — 19

Notes to Consolidated Financial Statements

Hutton Hotel Nashville

On June 25, 2013, in connection with our acquisition of the Hutton Hotel Nashville, we obtained a non-recourse mortgage loan of $44.0 million through a wholly-owned subsidiary. The terms of the mortgage loan require monthly interest-only payments for 36 months, at which point the loan will amortize over a 30-year period with monthly principal and interest payments. The interest rate is fixed at 5.25% and the loan matures on July 1, 2020. We capitalized $0.3 million of deferred financing costs related to this loan.

Holiday Inn Manhattan 6th Avenue Chelsea

We acquired the Holiday Inn Manhattan 6th Avenue Chelsea through a wholly-owned subsidiary and obtained a non-recourse mortgage loan of $80.0 million. The terms of the mortgage loan require monthly interest-only payments for 24 months, at which point the loan will amortize over a 30-year period with monthly principal and interest payments. The interest rate is fixed at 4.49% and the loan matures on June 6, 2023. We capitalized $1.1 million of deferred financing costs related to this loan.

Covenants

Pursuant to our mortgage loan agreements, we and our wholly-owned subsidiaries are subject to various operational and financial covenants. At June 30, 2013, we were in compliance with the applicable covenants for each of our mortgage loans.

Scheduled Debt Principal Payments

Scheduled debt principal payments for our Consolidated Hotels for the remainder of 2013, each of the next four calendar years following December 31, 2013, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2013 (remainder)	$415
2014	2,670
2015	31,017
2016	4,741
2017	70,391
Thereafter through 2023	188,319
297,553
Unamortized discount (a)	(180)
Total	$297,373

_________

(a)         Represents the fair market value adjustment recorded as of June 30, 2013 in connection with the assumption of the Lake Arrowhead Resort and Spa mortgage loan as part of the acquisition.

Note 9. Commitments and Contingencies

At June 30, 2013, we were not involved in any material litigation. Various claims and lawsuits may arise against us in the normal course of business, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position or results of operations.

We are liable for certain expenses of the offering described in our Prospectus, which include filing, legal, accounting, printing and escrow fees, which are deducted from the gross proceeds of the offering. We reimburse Carey Financial or one of its affiliates for expenses (including fees and expenses of its counsel) and for the costs of any sales and information meetings of Carey Financial’s registered representatives or employees of one of its affiliates relating to the offering. The total underwriting compensation to Carey Financial and other dealers in connection with the offering shall not exceed limitations prescribed by the Financial Industry Regulatory Authority, Inc. The advisor has agreed to be responsible for the repayment of (i) organization and offering expenses (excluding selling commissions to Carey Financial with respect to shares held by clients of it and selected dealers and fees paid and expenses reimbursed to selected dealers) that exceed 2% of the gross proceeds of the offering and (ii) organization and offering expenses (including selling commissions, fees and fees paid and expenses reimbursed to selected dealers) that exceed 15% of the gross proceeds of the offering (Note 3). As of June 30, 2013, the amount in excess of those limitations was $1.5 million.

CWI 6/30/2013 10-Q — 20

Notes to Consolidated Financial Statements

Renovation Commitments

Certain of our hotel franchise agreements require us to make planned renovations to our hotels (Notes 4). We do not currently expect to, and are not obligated to, fund any planned renovations on our Unconsolidated Hotels. We expect to fund such commitments with regard to our Consolidated Hotels from amounts in lender-held escrow accounts, except as otherwise noted. The following table summarizes our funding commitments at June 30, 2013 on our Consolidated Hotels (in thousands):

	At June 30, 2013
	Original Funding Commitment at Acquisition	Less: Paid	Unpaid Commitment (a)	Less: Amount Held in Escrow	Remaining Commitment
Hampton Inn Boston Braintree	$1,869	$(1,726)	$143	$-	$143
Hilton Garden Inn New Orleans French Quarter/CBD	3,470	(1,719)	1,751	(1,643)	108
Lake Arrowhead Resort and Spa	3,700	(2,673)	1,027	-	1,027
Hilton Southeast Portfolio:
Hampton Inn Birmingham Colonnade	212	-	212	(212)	-
Hampton Inn Atlanta Downtown	175	-	175	(175)	-
Hampton Inn Memphis Beale Street	1,075	-	1,075	(1,075)	-
Hampton Inn Frisco Legacy Park	1,276	-	1,276	(1,276)	-
Hilton Garden Inn Baton Rouge Airport	457	-	457	(457)	-
Courtyard Pittsburgh Shadyside	1,900	-	1,900	-	1,900
Holiday Inn Manhattan 6th Avenue Chelsea	2,519	-	2,519	(2,519)	-
	$16,653	$(6,118)	$10,535	$(7,357)	$3,178

__________

(a)         Includes $1.3 million that was included in Accounts payable, accrued expenses and other liabilities at June 30, 2013.

Hampton Inn Boston Braintree

A comprehensive $1.9 million renovation of the hotel, which commenced in December 2012, was substantially completed in March 2013. The renovation scope included all guest rooms and public spaces.

Hilton Garden Inn New Orleans French Quarter/CBD

A $3.5 million renovation of the hotel commenced in October 2012 and is currently expected be completed by September 2013. All guestrooms and public spaces are expected to be renovated. The renovation is expected to be funded through our cash accounts and lender-held escrow accounts earmarked for the renovation.

Lake Arrowhead Resort and Spa

The hotel is undergoing a $3.7 million renovation of guestrooms and public spaces, which commenced in September 2012. The renovation is currently anticipated to be completed during the third quarter of 2013. The remaining renovations will be funded through our cash accounts.

Hilton Southeast Portfolio

An estimated $3.2 million in total renovations are planned for the hotels and is currently expected to be funded through lender-held escrow accounts. These renovations, which are currently anticipated to be completed in late 2013 for Hampton Inn Birmingham Colonnade, Hampton Inn Atlanta Downtown and Hilton Garden Inn Baton Rouge Airport and early 2014 for Hampton Inn Memphis Beale Street and Hampton Inn Frisco Legacy Park, will include refurbishments of the guest rooms and/or public spaces.

CWI 6/30/2013 10-Q — 21

Notes to Consolidated Financial Statements

Courtyard Pittsburgh Shadyside

An estimated $1.9 million renovation is planned for the hotel and is currently expected to be funded by future renovation draws on the related mortgage loan. This renovation, which is currently anticipated to be completed by early 2014, will include the installation of Courtyard’s Bistro Lobby concept and a refurbishment of the guest rooms and public space.

Holiday Inn Manhattan 6th Avenue Chelsea

An estimated $2.5 million renovation is planned for the hotel and is currently expected to be funded through lender-held escrow accounts. This renovation, which is currently anticipated to be completed by the second quarter of 2014, will primarily be focused on a refurbishment of the guest rooms.

Purchase Commitments

During the periods presented and through the date of this Report, we have entered into various agreements to purchase properties in the ordinary course of business.  With certain of these agreements we have provided deposits that, if the associated arrangement is canceled, may only be refunded to us under specified circumstances.

Note 10. Equity

Stock-Based Payments

2010 Equity Incentive Plan and Directors Incentive Plan — 2010 Incentive Plan

We maintain the 2010 Equity Incentive Plan, which authorizes the issuance of shares of our common stock to our officers and officers and employees of the subadvisor, who perform services on our behalf, and to non-director members of the investment committee through stock-based awards. The 2010 Equity Incentive Plan provides for the grant of RSUs and dividend equivalent rights. We also maintain the Directors Incentive Plan — 2010 Incentive Plan, which authorizes the issuance of shares of our common stock to our independent directors. The Directors Incentive Plan — 2010 Incentive Plan provides for the grant of RSUs and dividend equivalent rights. A maximum of 4,000,000 awards may be granted, in the aggregate, under these two plans, of which 3,919,802 shares remain available for future grants at June 30, 2013. In April 2013, 45,000 RSUs were issued to employees of our subadvisor, which vest over three years. We issued 1,000 RSUs to each of our four independent directors during June 2013 with a market price of $10.00 per unit, which vested immediately.

For both the three and six months ended June 30, 2013, we recognized stock-based compensation expense of $0.1 million associated with these awards. For both the three and six months ended June 30, 2012, we recognized stock-based compensation expense of $0.1 million associated with these awards. Stock-based compensation expense is included within Corporate general and administrative expense in the consolidated financial statements.

We currently expect to recognize stock-based compensation expense totaling approximately $0.4 million over the remaining vesting period. The awards to employees of our subadvisor had a weighted-average remaining contractual term of 2.3 years at June 30, 2013. We have not recognized any income tax benefit in earnings for our share-based compensation arrangements since the inception of these two plans.

Note 11. Subsequent Events

On July 10, 2013, we acquired a 75% interest in a newly formed joint venture owning the Fairmont Sonoma Mission Inn & Spa with Fairmont Hotels & Resorts, the property owner and unaffiliated third party. The 226-room resort is in Sonoma, California. The joint venture’s total investment in the property is approximately $97.1 million with $44.0 million of debt. We are currently evaluating the purchase price allocation for this acquisition. It was not practicable to disclose the preliminary purchase price allocation or consolidated pro forma financial information for this transaction given the short period of time between the acquisition date and the issuance of this Report.

On July 17, 2013, we sold our 49% joint venture interest in the Long Beach Venture, comprising our share of all the assets and liabilities of the venture, to Ensemble Hotel Partners, LLC, our joint venture partner in this investment, for $22.6 million. We expect to recognize a gain on sale of approximately $2 million in the third quarter of 2013.

On August 13, 2013, we acquired the Marriott Raleigh City Center for $83.0 million and obtained a non-recourse mortgage loan of $51.5 million. The 400-room full service hotel is located in Raleigh, North Carolina. The hotel will be managed by Noble-Interstate Management Group, LLC. It was not practicable to disclose the preliminary purchase price allocation or consolidated pro forma financial information for this transaction given the short period of time between the acquisition date and the issuance of this Report.

CWI 6/30/2013 10-Q — 22

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

Business Overview

As described in Item 1 of our 2012 Annual Report, we are a publicly owned, non-listed REIT formed for the purpose of acquiring, owning, disposing of and, through the advisor, managing and seeking to enhance the value of interests in lodging and lodging-related properties. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions to our stockholders and other factors. We conduct substantially all of our investment activities and own all of our assets through the Operating Partnership. At June 30, 2013, we held ownership interests in 16 hotels, with a total of 2,988 rooms (Note 1), as compared to our ownership interests in five hotels, with a total of 889 rooms, at June 30, 2012.

During the six months ended June 30, 2013, we acquired eight Consolidated Hotels (Note 4). Our results of operations were significantly impacted by acquisition related expenses incurred in 2013 and 2012 and by hotel renovations. Three of our Consolidated Hotels were undergoing renovations during the six months ended June 30, 2013 and one of our Unconsolidated Hotels was undergoing renovations during the comparable prior year period. These renovations disrupted hotel operations and took rooms out of service, negatively impacting our operating results during the renovation periods.

We use other information that may not be financial in nature, including statistical information, to evaluate the operating performance of our business, including occupancy rate, average daily rate (“ADR”) and revenue per available room (“RevPAR”). Occupancy rate, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance.

Financial and Operating Highlights

(dollars in thousands, except ADR and RevPAR)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total revenues	$21,015	$858	$32,314	$911
Net income from equity investments in real estate	350	-	482	417
Acquisition-related expenses	6,474	1,673	11,866	1,831
Net loss attributable to CWI stockholders	(5,417)	(2,004)	(12,360)	(2,225)
Cash distributions paid	2,428	534	4,143	975

Net cash used in operating activities			(6,116)	(470)
Net cash used in investing activities			(319,916)	(31,756)
Net cash provided by financing activities			388,748	49,499

Supplemental financial measure:
Modified funds from (used in) operations (a)	4,948	487	5,786	(335)

Combined Portfolio Data: (b)
Occupancy	76.4%	86.5%	72.7%	86.5%
ADR	$147.80	$131.76	$143.85	$131.76
RevPAR	$112.85	$113.94	$104.56	$113.94

__________

(a)         We consider certain supplemental measures not defined by GAAP (“non-GAAP”), such as modified funds from (used in) operations (“MFFO”), to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of

CWI 6/30/2013 10-Q — 23

funding distributions to stockholders. For a discussion of MFFO, see Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable measure in accordance with GAAP.

(b)         Represents portfolio data for our Consolidated Hotels.

We began operations in March 2011. For the three and six months ended June 30, 2013, we recognized net loss attributable to CWI stockholders of $5.4 million and $12.4 million, respectively, as compared to net losses of $2.0 million and $2.2 million for the three and six months ended June 30, 2012, respectively. Our current year results reflect an operating loss of $8.5 million, primarily driven by acquisition expenses of $11.9 million related to our 2013 hotel acquisitions and, to a lesser extent, the impact of renovation activity.

Significant Developments

Termination of Offering

Our primary offering is scheduled to terminate on or before September 15, 2013. We currently intend to cease accepting new orders for shares of our common stock no later than August 30, 2013.

Since the beginning of our offering in September 2010 through June 30, 2013, we raised $370.2 million, inclusive of reinvested distributions through the DRIP.

Acquisitions

During the six months ended June 30, 2013, we acquired controlling interests in eight hotels; five hotels included in the Hilton Southeast Portfolio for $94.6 million in the aggregate, the Courtyard Pittsburgh Shadyside for $29.9 million, the Hutton Hotel Nashville for $73.6 million and the Holiday Inn Manhattan 6th Avenue Chelsea for $113.0 million, respectively (Note 4).

Financings

During the six months ended June 30, 2013, in connection with our 2013 acquisitions, we secured non-recourse mortgage loans with total borrowing capacity of up to $207.6 million and a weighted-average effective interest rate and term of 4.5% and 7.3 years, respectively, of which we had drawn $207.4 million at June 30, 2013 (Note 8).

Distributions

Our second quarter 2013 declared daily distribution was $0.0016483 per share, comprised of $0.0013736 per day payable in cash and $0.0002747 per day payable in shares of our common stock, which equates to $0.6000 per share on an annualized basis, and was paid on July 15, 2013 to stockholders of record on each day during the second quarter.

Our third quarter 2013 declared daily distribution is $0.0016304 per share, comprised of $0.0013587 per day payable in cash and $0.0002717 per day payable in shares of our common stock, which equates to $0.6000 per share on an annualized basis, and will be payable on or about October 15, 2013 to stockholders of record on each day during the third quarter.

Current Trends

Lodging Fundamentals

Smith Travel Research, a leading provider of hospitality industry data, reported that for the second quarter of 2013, in year-over-year measurements, the U.S. hotel industry’s occupancy rate increased from 65.1% to 65.9%, ADR rose 3.8% from $106.40 to $110.47, and RevPAR increased by 5.0% from $69.32 to $72.78. The industry also had increases in these performance metrics in the first quarter of 2013. Despite continuing global economic concerns as of the date of this Report, hotel operators and industry analysts maintain that key performance indicators show no sign of a slowdown.

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

CWI 6/30/2013 10-Q — 24

Investor Capital Inflows

According to Robert A. Stanger Co., investor capital inflows for non-listed REITs overall improved 9.0% during the three months ended June 30, 2013 as compared to the three months ended March 31, 2013.

During the three months ended June 30, 2013, we raised offering proceeds, inclusive of reinvested distributions through the DRIP, of $139.4 million compared to $71.2 million for the three months ended March 31, 2013, an increase of 95.8%.

Results of Operations

We began making investments in 2011 and have a limited operating history. We are dependent upon proceeds received from our offering to conduct our acquisition activities. As illustrated by the acquisition dates listed in the table below, our results are not comparable period over period because we did not acquire our first Consolidated Hotel until May 2012. We invest in hotels that may require significant renovations. Generally, during the renovation period, a portion of total rooms are unavailable and hotel operations are disrupted, negatively impacting our results of operations. For each acquisition, we also incur acquisition-related costs and fees that impact our results of operations. We utilize the capital from our offering proceeds and mortgage indebtedness to fund our acquisitions.

The following table sets forth the occupancy rate, ADR and RevPAR from each of our Consolidated Hotels for the three and six months ended June 30, 2013, as well as the status of any planned renovations (Note 9). For hotels acquired during 2013, this information represents data from their respective acquisition dates through June 30, 2013:

		Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Acquisition	Occupancy			Occupancy			Renovation
Consolidated Hotels	Date	Rate (a)	ADR (a)	RevPAR (a)	Rate (a)	ADR (a)	RevPAR (a)	Status (b)
Hampton Inn Boston Braintree (c)(d)	5/31/2012	79.3%	$141.10	$111.85	61.2%	$135.30	$82.80	Substantially complete
Hilton Garden Inn New Orleans French Quarter/CBD (e)(f)	6/8/2012	79.9%	161.87	129.33	80.8%	166.40	134.39	In progress
Lake Arrowhead Resort and Spa (g)	7/9/2012	45.0%	155.17	69.84	35.1%	164.47	57.67	In progress
Courtyard San Diego Mission Valley	12/6/2012	81.6%	121.24	98.96	82.6%	121.05	100.02	None planned
Hampton Inn Memphis Beale Street	2/14/2013	87.7%	170.98	149.95	86.9%	168.40	146.28	Planned future
Hampton Inn Atlanta Downtown	2/14/2013	71.1%	140.31	99.81	71.1%	139.51	99.19	Planned future
Hampton Inn Birmingham Colonnade	2/14/2013	74.3%	101.37	75.35	73.1%	102.26	74.76	Planned future
Hampton Inn Frisco Legacy Park	2/14/2013	80.1%	114.95	92.08	76.6%	113.84	87.21	Planned future
Hilton Garden Inn Baton Rouge Airport	2/14/2013	69.8%	112.80	78.73	70.1%	114.45	80.22	Planned future
Courtyard Pittsburgh Shadyside	3/12/2013	78.2%	171.62	134.29	76.7%	169.02	129.57	Planned future
Hutton Hotel Nashville	5/29/2013	88.3%	225.73	199.23	88.3%	225.73	199.23	None planned
Holiday Inn Manhattan 6th Avenue Chelsea	6/6/2013	97.4%	226.24	220.28	97.4%	226.24	220.28	Planned future
Consolidated Hotels		76.4%	$147.80	$112.85	72.7%	$143.85	$104.56

__________

(a)         Demand for rooms is seasonal, with highest demand generally in the second and third quarters of the calendar year. As a result, the information presented is not necessarily indicative of future results.

(b)         Our renovation activity is discussed in Note 9.

(c)          From the hotel’s acquisition date through June 30, 2012, Occupancy rate, ADR and RevPar were 90.6%, $138.31 and $125.37.

(d)         The hotel experienced significant renovation-related disruption during the first quarter of 2013 and had more than 40% of its potential room nights out of service as a result of room renovations.

CWI 6/30/2013 10-Q — 25

(e)          From the hotel’s acquisition date through June 30, 2012, Occupancy rate, ADR and RevPar were 82.9%, $125.54 and $104.03.

(f)           The hotel had 20% of its potential room nights out of service as a result of room renovations in June 2013.

(g)          The hotel experienced significant renovation-related disruption during the six months ended June 30, 2013. During the first quarter, the hotel had nearly 30% of its potential room nights out of service as a result of room renovations. While no rooms were out of service for renovation during the second quarter, the hotel experienced significant disruption from the renovation of public space, resulting in canceled reservations, lost spa revenue and guest concessions.

Hotel Revenues

For the three and six months ended June 30, 2013 as compared to the same periods in 2012, hotel revenues increased by $20.2 million and $31.4 million, respectively. As illustrated by the acquisition dates listed in the table above, our results are not comparable period over period because we did not acquire our first Consolidated Hotel until May 2012. Hotel revenues for the six months ended June 30, 2013, were adversely affected by renovation disruptions at Hampton Inn Boston Braintree, Hilton Garden Inn New Orleans French Quarter/CBD and Lake Arrowhead Resort and Spa, as noted in the table above.

Hotel Expenses

During the three and six months ended June 30, 2013, our Consolidated Hotels incurred aggregate hotel operating expenses of $15.9 million and $25.7 million, respectively, representing 75.8% and 79.4%, respectively, of total hotel revenues. During both the three and six months ended June 30, 2012, our Consolidated Hotels incurred aggregate hotel operating expenses of $0.6 million, representing 69.4% of total hotel revenues. As illustrated by the acquisition dates listed in the table above, our results are not comparable period over period because we did not acquire our first Consolidated Hotel until May 2012.

Acquisition-Related Expenses

We immediately expense acquisition-related costs and fees associated with business combinations. For the three and six months ended June 30, 2013, acquisition-related expenses totaled $6.5 million and $11.9 million, respectively, compared to $1.7 million and $1.8 million during the comparable prior year periods, as a result of the number and size of hotels acquired during the current year periods compared to the prior year (Note 4).

Management Expenses

For the three and six months ended June 30, 2013 as compared to the same periods in 2012, management expenses increased by $0.1 million and $0.2 million, respectively, as a result of our acquisition activity during 2012 and 2013 and the increase of our total assets under management.

Corporate General and Administrative Expenses

For the three and six months ended June 30, 2013 as compared to the same periods in 2012, corporate general and administrative expenses increased by $0.5 million and $1.2 million, respectively, primarily due to increases in professional fees. Professional fees include legal, accounting and investor-related expenses incurred in the normal course of business and increased as a result of higher investment activity in 2012 and 2013.

Asset Management Fees to Affiliate

For the three and six months ended June 30, 2013 as compared to the same periods in 2012, asset management fees increased by $0.5 million and $0.8 million, respectively, as a result of our acquisition activity during 2012 and 2013. Such fees, which are paid to the advisor, are based on the value of average total assets under management.

Operating Loss

For the three and six months ended June 30, 2013, operating loss was $3.1 million and $8.5 million, respectively, as compared to a loss of $2.0 million and $2.7 million for comparable prior year periods. As described above, we recognized acquisition-related expenses of $6.5 million and $11.9 million for the three and six months ended June 30, 2013, respectively, as compared to $1.7 million and $1.8 million for the three and six months ended June 30, 2012.

CWI 6/30/2013 10-Q — 26

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

	Three Months Ended June 30, 2013				Six Months Ended June 30, 2013
		Hyatt French	Westin			Hyatt French	Westin
	Long Beach	Quarter	Atlanta		Long Beach	Quarter	Atlanta
	Venture (a)	Venture (b)	Venture (c)	Total	Venture (a)	Venture (b)	Venture (c)	Total
Income (loss) from equity investments	$622	$219	$(491)	$350	$672	$518	$(708)	$482
Occupancy rate	73.1%	84.3%	78.5%	77.9%	73.3%	85.0%	78.4%	78.1%
ADR	$157.77	$160.78	$108.56	$140.21	$148.84	$170.98	$111.54	$141.07
RevPAR	$115.31	$135.48	$85.20	$109.25	$109.05	$145.25	$87.50	$110.22

	Three Months Ended June 30, 2012				Six Months Ended June 30, 2012
		Hyatt French				Hyatt French
	Long Beach	Quarter			Long Beach	Quarter
	Venture (a)	Venture (b)		Total	Venture (a)	Venture (b)		Total
Income (loss) from equity investments	$199	$(199)		$-	$368	$49		$417
Occupancy rate	78.3%	64.1%		72.5%	76.0%	53.7%		66.8%
ADR	$145.01	$153.44		$148.09	$141.25	$155.39		$145.96
RevPAR	$113.59	$98.38		$107.30	$107.42	$83.43		$97.49

__________

(a)         Income from equity investments represents our share of operations at the DoubleTree Hotel Maya Long Beach and Residence Inn Long Beach Downtown. We sold our interest in this venture on July 17, 2013 (Note 11).

(b)         Income from equity investments recorded in both periods reflects our priority distributions and, in 2013, reflects our share of the improved operations. Occupancy rate, RevPAR and ADR at the hotel owned by this venture for both the three and six months ended June 30, 2013 increased compared to the same periods in 2012 due to substantial renovation at this hotel from October 2011 through May 2012, which adversely affected prior year periods occupancy rate, RevPAR and ADR.

(c)          The losses for the three and six months ended June 30, 2013 reflect weak seasonal demand in the first and second quarter, as well as the hotel’s inability to effectively book groups and related banquet/catering business prior to the planned renovation. The renovation is scheduled to start in late third quarter.

Interest Expense

For the three and six months ended June 30, 2013 as compared to the same periods in 2012, interest expense increased by $2.3 million and $3.8 million, respectively, primarily as a result of mortgage financing obtained and assumed in connection with our acquisitions of Consolidated Hotels during 2012 and 2013.

Loss Attributable to Noncontrolling Interests

Loss attributable to noncontrolling interests reflects our venture partners’ share of losses based on the hypothetical liquidation at book value model (Note 5). Amounts attributable to noncontrolling interests for the Hilton Garden Inn New Orleans French Quarter/CBD, which was acquired in June 2012, were losses of $0.1 million and income of less than $0.1 million for the three and six months ended

CWI 6/30/2013 10-Q — 27

June 30, 2013. Amounts attributable to noncontrolling interests for the Lake Arrowhead Resort and Spa, which was acquired in July 2012, were a loss of $0.1 million for both the three and six months ended June 30, 2013. Amounts attributable to noncontrolling interests for the Hilton Garden Inn New Orleans French Quarter/CBD was a loss of $0.3 million for both the three and six months ended June 30, 2012.

Net Loss Attributable to CWI Stockholders

For the three months ended June 30, 2013 and 2012, the resulting net loss attributable to CWI stockholders was $5.4 million and $2.0 million, respectively. For the six months ended June 30, 2013 and 2012, the resulting net loss attributable to CWI stockholders was $12.4 million and $2.2 million, respectively.

Modified Funds from (Used in) Operations

MFFO is a non-GAAP measure we use to evaluate our business. For a definition of MFFO and a reconciliation to net income attributable to CWI stockholders, see Supplemental Financial Measures below.

For the three and six months ended June 30, 2013 as compared to the same periods in 2012, MFFO increased by $4.5 million and $6.1 million, respectively. The improvement in MFFO principally reflects the increase in income attributed to hotel operations, compared to the same periods in 2012.

Financial Condition

We are currently raising capital from the sale of our common stock in our initial public offering, which will terminate on September 15, 2013, and expect to use such proceeds to acquire, own and manage a portfolio of hotels as well as seek to enhance the value of interests in lodging and lodging-related properties.

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

Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements generally through existing cash and escrow balances, cash flow generated from our stabilized hotels, and, if necessary, short-term borrowings from the advisor or its affiliates, as described below in Cash Resources. We expect that cash flow from operations will be negatively impacted in the period of acquisition by several factors, primarily renovation disruption, acquisition costs and other administrative costs related to our regulatory reporting requirements specific to each acquisition. In later periods we expect that our hotels, particularly those that are stabilized (i.e. not undergoing renovation), will generate positive cash flow. However, while we raise capital and until our portfolio is fully stabilized, it may be necessary to use cash raised in our initial public offering to fund a portion of our operating activities. Over time, we expect to meet our long-term liquidity requirements, including funding additional hotel property acquisitions, through cash on hand and long-term secured and unsecured borrowings.

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

CWI 6/30/2013 10-Q — 28

Sources and Uses of Cash During the Period

We use the cash flow generated from hotel operations to meet our normal recurring operating expenses and service debt. Our cash flows fluctuate from period to period due to a number of factors, which may include, among other things, the financial and operating performance of our hotels, the timing of purchases of hotels, the timing and characterization of distributions from equity investments in lodging properties and seasonality in the demand for our lodging properties. Also, many hotels we invest in require renovations. During periods of renovation, the hotel may experience disruptions and generally, a portion of total rooms are unavailable, possibly resulting in reduced revenue and operating income. Despite these fluctuations, we believe that, as we continue to invest the proceeds of our offering, we will generate sufficient cash from operations and from our equity investments to meet our normal recurring short-term and long-term liquidity needs upon stabilization, as described above. However, currently, our investments do not generate sufficient cash flow from operations to meet our short-term liquidity needs, which we expect to continue until we have fully invested the proceeds of our offering and our hotels have stabilized. Currently, we expect to use existing cash resources and, if necessary, borrowings from the advisor or its affiliates to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities

During the six months ended June 30, 2013, net cash used in operating activities was $6.1 million. This net cash outflow primarily resulted from acquisition-related expenses and the impact of renovation-related disruptions on hotel operating results.

Investing Activities

During the six months ended June 30, 2013, we used offering proceeds totaling $311.1 million for acquisitions, comprised of $113.0 million for the Holiday Inn Manhattan 6th Avenue Chelsea, $94.6 million for the Hilton Southeast Portfolio, $73.6 million for the Hutton Hotel Nashville and $29.9 million for the Courtyard Pittsburgh Shadyside (Note 4). We funded $4.8 million of capital expenditures for our Consolidated Hotels. Funds totaling $9.6 million and $5.6 million, respectively, were invested in and released from lender-held escrow accounts for renovations, property taxes and insurance.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2013 was $388.7 million, primarily as a result of raising funds through the issuance of shares of our common stock in our initial public offering totaling $186.8 million, net of issuance costs, and $208.7 million of mortgage financing in connection with our acquisitions during the period. Our mortgage financing was comprised of $80.0 million for the Holiday Inn Manhattan 6th Avenue Chelsea, $64.5 million for the Hilton Southeast Portfolio, $44.0 million for the Hutton Hotel Nashville, $19.1 million for the Courtyard Pittsburgh Shadyside and draws totaling $1.1 million on the Hampton Inn Boston Braintree mortgage loan for renovations. These inflows were partially offset by cash distributions paid to stockholders of $4.1 million and payments of deferred financing costs of $2.5 million.

Our objectives are to generate sufficient cash flow over time to provide stockholders with increasing distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. From inception through June 30, 2013, we have declared distributions, excluding distributions paid in shares of our common stock, to stockholders totaling $11.6 million, which were comprised of cash distributions of $5.0 million and $6.6 million reinvested by stockholders in shares of our common stock pursuant to our DRIP. We have not yet generated sufficient cash flows from operating activities to fund our distributions; therefore, we have funded all of our cash distributions to date from the proceeds of our initial public offering.

Redemption Plan

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our Board of Directors, redeem shares of our common stock from stockholders seeking liquidity. During the three months ended June 30, 2013, no requests were received to redeem shares of our common stock pursuant to our redemption plan.

Summary of Financing

Our non-recourse long-term debt for our Consolidated Hotels, which totaled $297.4 million at June 30, 2013, was comprised of fixed rate debt and variable-rate debt that has been effectively swapped to a fixed-rate through interest rate swaps (Note 8). At June 30, 2013, none of these interest rate swaps were scheduled to expire during the next 12 months.

CWI 6/30/2013 10-Q — 29

Cash Resources

At June 30, 2013, we had cash totaling $93.4 million. Our cash resources may be used to fund future investments and can be used for working capital needs, debt service and other commitments. We also had unfunded mortgage loan proceeds of $2.1 million available as draws to fund renovations.

In January 2013, our Board of Directors and the board of directors of W. P. Carey approved loans to us through a subsidiary of W. P. Carey, that is also an affiliate of the advisor, of up to $50.0 million, in the aggregate, at a rate of LIBOR plus 2.0%, for the purpose of funding acquisitions approved by our investment committee, with any loans to be made solely at the discretion of the management of W. P. Carey. Through the date of this Report, no such loans have been made.

Cash Requirements

During the next 12 months, we expect that cash payments will include acquiring new investments, paying distributions to our stockholders, making scheduled debt payments, reimbursing the advisor for costs incurred on our behalf, fulfilling our intended renovation commitments (Note 9) and paying normal recurring operating expenses. As described above, we expect to fund this activity through cash on hand, cash flow generated from our stabilized hotels or through short-term borrowings from the advisor or its affiliates.

The mortgage loans for our Consolidated Hotels have no lump-sum or “balloon” payments due until September 2014; however, $14.7 million of scheduled debt payments and interest on our borrowings are due during the next 12 months. Our advisor and subadvisor are actively seeking to refinance certain of these loans, although there can be no assurance that they will be able to do so on favorable terms, if at all.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at June 30, 2013 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Non-recourse debt - principal (a)	$297,553	$1,626	$34,712	$132,050	$129,165
Interest on borrowings (b)	81,960	13,102	25,995	21,090	21,773
Due to affiliate (c)	3,671	3,671	-	-	-
Capital commitments (d)	10,535	10,535	-	-	-
	$393,719	$28,934	$60,707	$153,140	$150,938

__________

(a)         Excludes unamortized discount of $0.2 million.

(b)         For variable-rate debt, interest on borrowings is calculated using the swapped interest rate.

(c)          Primarily represents amounts advanced by the advisor for organization and offering costs subject to a limitation of 2% of offering proceeds under the advisory agreement. At June 30, 2013, subject to the 2% limitation, we were obligated to pay the advisor $1.8 million (Note 3).

(d)         Capital commitments represent our remaining renovation commitments under hotel franchise agreements at our Consolidated Hotels (Note 9).

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

CWI 6/30/2013 10-Q — 30

FFO and MFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss attributable to CWI stockholders	$(5,417)	$(2,004)	$(12,360)	$(2,225)
Adjustments:
Depreciation and amortization of real property	3,012	85	4,813	85
Proportionate share of adjustments for partially-owned entities — FFO adjustments	528	-	1,145	-
FFO — as defined by NAREIT	(1,877)	(1,919)	(6,402)	(2,140)
Acquisition expenses (a)	6,474	1,673	11,866	1,831
Other depreciation, amortization and non-cash charges	23	225	49	253
Proportionate share of adjustments for partially-owned entities — MFFO adjustments	328	508	273	(279)
Total adjustments	6,825	2,406	12,188	1,805
MFFO (b)	$4,948	$487	$5,786	$(335)

__________

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

(b)         Effective January 1, 2013, we are computing our proportionate share of adjustments in partially owned entities using the hypothetical liquidation at book value method of accounting. We believe that it is more appropriate to compute our share under this method so as to appropriately reflect the economics of the partnership agreements in such investments. Had MFFO been calculated in a similar manner for the three and six months ended June 30, 2012, the MFFO would have been $0.3 million for both periods presented.

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

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real

CWI 6/30/2013 10-Q — 31

estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization as well as impairment charges of real estate-related assets, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions, which can change over time. While impairment charges are excluded from the calculation of MFFO described above, investors are cautioned that, due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating the operating performance of the company. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

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

We define MFFO consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for Consolidated Hotels and Unconsolidated Hotels, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate

CWI 6/30/2013 10-Q — 32

and hedge risk, we retain an outside consultant to review all our hedging agreements. In as much as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such infrequent gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.

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

CWI 6/30/2013 10-Q — 33

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

At June 30, 2013, we were exposed to concentrations within the lodging industry, within the brands under which we operate our hotels and within the limited geographic areas in which we have invested to date. We operate in the domestic U.S. market only and have concentrations in the following states for our Consolidated Hotels: California (two hotels), Louisiana (two hotels) and Tennessee (two hotels) (Note 1). For the six months ended June 30, 2013, 49% of our total revenue was generated by three hotels: Courtyard San Diego Mission Valley (22%), Hilton Garden Inn New Orleans French Quarter/CBD (14%) and Lake Arrowhead Resort and Spa (13%). For the six months ended June 30, 2012, our total revenue was generated by two hotels: Hampton Inn Boston Braintree (46%) and Hilton Garden Inn New Orleans French Quarter/CBD (54%). At June 30, 2012, 60% of our Net investments in hotels were comprised of three hotels: Holiday Inn Manhattan 6th Avenue Chelsea (25%), Courtyard San Diego Mission Valley (19%) and Hutton Hotel Nashville (16%).

Interest Rate Risk

The carrying value of our real estate and related fixed-rate debt obligations is subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions, which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the fair value of our owned assets to decrease.

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable-rate debt service obligations of the loan to a fixed rate or limit the underlying interest rate from exceeding a specified strike rate, respectively. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements.

We estimate that the net fair value of our interest rate swaps, which are included in Other assets and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, were in a net asset position of $0.8 million at June 30, 2013. In addition, two unconsolidated investments, in which we have interests of 49% and 57%, respectively, had interest rate caps with a net estimated fair value totaling less than $0.1 million, representing the aggregate amount attributable to the entities, not our proportionate share, at June 30, 2013 (Note 7).

At June 30, 2013, all of our long-term debt either bore interest at fixed rates or was swapped to a fixed rate. The annual interest rates on our fixed-rate debt at June 30, 2013 ranged from 4.1% to 5.3%. The effective annual interest rates on our variable-rate debt at June 30, 2013 ranged from 4.1% to 5.0%. Our debt obligations are more fully described under Financial Condition in Item 2 above. The following table presents principal cash flows for our Consolidated Hotels for each of the next five years and thereafter based upon expected maturity dates of our debt obligations outstanding at June 30, 2013 (in thousands):

	2013
	(Remainder)	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed-rate debt	$315	$1,390	$20,309	$3,261	$3,781	$188,319	$217,375	$212,004
Variable-rate debt	$100	$1,280	$10,708	$1,480	$66,610	$-	$80,178	$82,011

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt, excluding the impact of the interest rate swaps, at June 30, 2013 by an aggregate increase of $15.2 million or an aggregate decrease of $14.3 million, respectively.

CWI 6/30/2013 10-Q — 34

Item 4. Controls and Procedures.

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2013, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2013 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CWI 6/30/2013 10-Q — 35

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

For the three months ended June 30, 2013, we issued 47,651 shares of common stock to the advisor as consideration for asset management fees. These shares were issued at $10.00 per share, which was the price at which our shares were sold in our “public offering” within the meaning of Section 4(a)(2) of the Securities Act. Since none of these transactions were considered to have involved a public offering, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

Use of Offering Proceeds

We intend to use the net proceeds of our initial public offering to acquire, own and manage a portfolio of interests in lodging and lodging related properties and fund distributions to our stockholders. The use of proceeds from our initial public offering of common stock, which commenced in March 2011 pursuant to our Registration Statement (File No. 333-149899) that was declared effective in September 2010, and is scheduled to terminate on September 15, 2013, was as follows at June 30, 2013 (in thousands, except share amounts):

Shares registered	100,000,000
Aggregate price of offering amount registered	$1,000,000
Shares sold (a)	36,707,301
Aggregated offering price of amount sold	$365,770
Direct or indirect payments to the advisor including directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(31,540)
Direct or indirect payments to broker-dealers	(10,990)
Net offering proceeds to the issuer after deducting expenses	323,240
Purchases of real estate related assets, net of financings	(192,234)
Acquisition-related expenses	(17,913)
Cash distributions paid to stockholders	(7,859)
Repayment of mortgage financing	(2,125)
Working capital	(9,664)
Temporary investments in cash and cash equivalents	$93,445

____________

(a)         Excludes shares issued to affiliates, including our advisor, and shares issued pursuant to our DRIP.

Issuer Purchases of Equity Securities

For the three months ended June 30, 2013, we did not receive any requests to redeem shares of our common stock, pursuant to our redemption plan.

CWI 6/30/2013 10-Q — 36

Item 6. Exhibits.

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
10.1

Purchase and Sale Agreement, by and among 1808 West End Owner, LLC, 1808 West End Operating, LLC and CWI Nashville Hotel, LLC dated as of May 9, 2013 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 4, 2013)

10.2

Purchase and Sale Agreement, dated as of April 16, 2013, by and among MMG-26 LLC and CWI Chelsea Hotel, LLC (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 12, 2013)

10.3

First Amendment to Agreement of Purchase and Sale, dated as of May 10, 2013, by and between MMG-26 LLC and CWI Chelsea Hotel, LLC (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on June 12, 2013)

10.4

Second Amendment to Agreement of Purchase and Sale, dated as of May 15, 2013, by and between MMG-26 LLC and CWI Chelsea Hotel, LLC (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on June 12, 2013)

10.5

Third Amendment to Agreement of Purchase and Sale, dated as of May 23, 2013, by and between MMG-26 LLC and CWI Chelsea Hotel, LLC (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on June 12, 2013)

10.6

Fourth Amendment to Agreement of Purchase and Sale, dated as of May 29, 2013, by and between MMG-26 LLC and CWI Chelsea Hotel, LLC (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on June 12, 2013)

10.7

Limited Liability Company Operating Agreement of CWI-Fairmont Sonoma Hotel, LLC, dated as of July 10, 2013, by and between CWI Sonoma Hotel, LLC and Fairmont Hotels and Resorts (Maryland) LLC (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 16, 2013)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Carey Watermark Investors Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2013 and 2012, (iv) Consolidated Statements of Equity for the six months ended June 30, 2013 and the year ended December 31, 2012, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.*

__________

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

CWI 6/30/2013 10-Q — 37

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors Incorporated
Date: August 13, 2013
	By:	/s/ Catherine D. Rice
Catherine D. Rice
Chief Financial Officer
(Principal Financial Officer)

Date: August 13, 2013
	By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Accounting Officer
(Principal Accounting Officer)

CWI 6/30/2013 10-Q — 38

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
10.1

Purchase and Sale Agreement, by and among 1808 West End Owner, LLC, 1808 West End Operating, LLC and CWI Nashville Hotel, LLC dated as of May 9, 2013 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 4, 2013)

10.2

Purchase and Sale Agreement, dated as of April 16, 2013, by and among MMG-26 LLC and CWI Chelsea Hotel, LLC (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 12, 2013)

10.3

First Amendment to Agreement of Purchase and Sale, dated as of May 10, 2013, by and between MMG-26 LLC and CWI Chelsea Hotel, LLC (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on June 12, 2013)

10.4

Second Amendment to Agreement of Purchase and Sale, dated as of May 15, 2013, by and between MMG-26 LLC and CWI Chelsea Hotel, LLC (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on June 12, 2013)

10.5

Third Amendment to Agreement of Purchase and Sale, dated as of May 23, 2013, by and between MMG-26 LLC and CWI Chelsea Hotel, LLC (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on June 12, 2013)

10.6

Fourth Amendment to Agreement of Purchase and Sale, dated as of May 29, 2013, by and between MMG-26 LLC and CWI Chelsea Hotel, LLC (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on June 12, 2013)

10.7

Limited Liability Company Operating Agreement of CWI-Fairmont Sonoma Hotel, LLC, dated as of July 10, 2013, by and between CWI Sonoma Hotel, LLC and Fairmont Hotels and Resorts (Maryland) LLC (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 16, 2013)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Carey Watermark Investors Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2013 and 2012, (iv) Consolidated Statements of Equity for the six months ended June 30, 2013 and the year ended December 31, 2012, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.*

__________

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.