Form 10-Q
period 2013-09-30
Carey Watermark Investors Inc
filed 2013-11-12
CIK 1430259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑                                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Registrant has 59,461,093 shares of common stock, $0.001 par value, outstanding at November 4, 2013.

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

CWI 9/30/2013 10-Q — 1

PART I

Item 1. Financial Statements.

CAREY WATERMARK INVESTORS INCORPORATED

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
Assets
Investments in real estate:
Hotels, at cost	$628,563	$142,765
Accumulated depreciation	(11,519)	(1,392)
Net investments in hotels	617,044	141,373
Equity investments in real estate	15,855	45,148
Net investments in real estate	632,899	186,521
Cash	241,311	30,729
Due from affiliates	9	398
Accounts receivable	4,760	626
Restricted cash	13,988	6,272
Other assets	25,539	5,212
Total assets	$918,506	$229,758

Liabilities and Equity
Liabilities:
Non-recourse debt	$393,747	$88,762
Accounts payable, accrued expenses and other liabilities	21,421	5,050
Due to affiliates	2,073	847
Distributions payable	6,297	1,717
Total liabilities	423,538	96,376
Commitments and contingencies (Note 9)
Equity:
CWI stockholders’ equity:
Common stock $0.001 par value; 300,000,000 shares authorized; 58,962,957 and 16,334,464 shares issued, respectively; and 58,907,812 and 16,299,940 shares outstanding, respectively	59	16
Additional paid-in capital	520,337	142,645
Distributions in excess of accumulated losses	(37,061)	(9,166)
Accumulated other comprehensive loss	(584)	(299)
Less: treasury stock at cost, 55,145 and 34,524 shares, respectively	(524)	(331)
Total CWI stockholders’ equity	482,227	132,865
Noncontrolling interests	12,741	517
Total equity	494,968	133,382
Total liabilities and equity	$918,506	$229,758

See Notes to Consolidated Financial Statements.

CWI 9/30/2013 10-Q — 2

CAREY WATERMARK INVESTORS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Hotel Revenues
Rooms	$29,882	$3,869	$56,067	$4,627
Food and beverage	7,597	1,357	11,480	1,398
Other hotel income	3,535	642	5,781	689
Total Hotel Revenues	41,014	5,868	73,328	6,714
Other real estate income	-	-	-	64
Total Revenues	41,014	5,868	73,328	6,778
Operating Expenses
Hotel Expenses
Rooms	6,680	1,069	12,665	1,255
Food and beverage	5,593	1,093	8,470	1,097
Other hotel operating expenses	2,016	391	3,093	428
General and administrative	3,219	546	5,941	604
Sales and marketing	3,592	497	7,058	593
Repairs and maintenance	1,409	282	2,664	316
Utilities	1,399	334	2,538	373
Management fees	796	93	1,506	103
Property taxes, insurance and rent	1,974	275	3,630	313
Depreciation and amortization	5,376	536	10,155	621
Total Hotel Expenses	32,054	5,116	57,720	5,703

Other Operating Expenses
Acquisition-related expenses	5,384	995	17,250	2,826
Management expenses	280	170	803	479
Corporate general and administrative expenses	1,339	505	3,186	1,188
Asset management fees to affiliate	833	171	1,783	358
Total Other Operating Expenses	7,836	1,841	23,022	4,851
Operating Income (Loss)	1,124	(1,089)	(7,414)	(3,776)
Other Income and (Expenses)
Net income from equity investments in real estate	117	928	599	1,345
Other income	-	220	-	85
Bargain purchase gain	-	3,809	-	3,809
Interest expense	(4,355)	(484)	(8,190)	(559)
	(4,238)	4,473	(7,591)	4,680
(Loss) Income from Operations Before Income Taxes	(3,114)	3,384	(15,005)	904
Provision for income taxes	(392)	(174)	(939)	(256)
Net (Loss) Income	(3,506)	3,210	(15,944)	648
Net loss attributable to noncontrolling interests	451	535	529	872
Net (Loss) Income Attributable to CWI Stockholders	$(3,055)	$3,745	$(15,415)	$1,520

Basic and Diluted (Loss) Earnings Per Share	$(0.06)	$0.37	$(0.46)	$0.19

Basic and Diluted Weighted Average Shares Outstanding	50,836,335	10,142,451	33,793,892	7,813,713

Distributions Declared Per Share	$0.1500	$0.1500	$0.4500	$0.4000

See Notes to Consolidated Financial Statements.

CWI 9/30/2013 10-Q — 3

CAREY WATERMARK INVESTORS INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net (Loss) Income	$(3,506)	$3,210	$(15,944)	$648
Other Comprehensive Loss
Other comprehensive loss before reclassifications — derivative instruments	(1,925)	(43)	(962)	(40)
Amounts reclassified from accumulated other comprehensive loss to interest expense — derivative instruments	272	6	490	7
Amounts reclassified from accumulated other comprehensive loss to Net income from equity investments — derivative instruments	48	-	48	-
Comprehensive (loss) income	(5,111)	3,173	(16,368)	615
Amounts Attributable to Noncontrolling Interests
Net loss	451	535	529	872
Change in unrealized loss on derivative instruments	139	-	139	-
Comprehensive loss attributable to noncontrolling interests	590	535	668	872
Comprehensive (Loss) Income Attributable to CWI Stockholders	$(4,521)	$3,708	$(15,700)	$1,487

See Notes to Consolidated Financial Statements.

CWI 9/30/2013 10-Q — 4

CAREY WATERMARK INVESTORS INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

For the Nine Months Ended September 30, 2013 and the Year Ended December 31, 2012

(in thousands, except share and per share amounts)

				Distributions	Accumulated
			Additional	in Excess of	Other
		Common	Paid-In	Accumulated	Comprehensive	Treasury	Total CWI	Noncontrolling
	Shares	Stock	Capital	Losses	Loss	Stock	Stockholders	Interests	Total
Balance at January 1, 2012	4,791,523	$5	$42,596	$(2,057)	$-	$-	$40,544	$-	$40,544
Net loss	-	-	-	(2,723)	-	-	(2,723)	(1,119)	(3,842)
Shares issued, net of offering costs	11,439,591	11	99,334	-	-	-	99,345	-	99,345
Shares issued to affiliates	49,010	-	490	-	-	-	490		490
Contributions from noncontrolling interests	-	-	-	-	-	-	-	1,636	1,636
Shares issued under share incentive plans	7,688	-	186	-	-	-	186	-	186
Share-based payments	4,000	-	39	-	-	-	39	-	39
Distributions declared ($0.5500 per share) (a)	42,652	-	-	(4,386)	-	-	(4,386)	-	(4,386)
Other comprehensive loss:
Change in unrealized loss on derivative instruments	-	-	-	-	(299)	-	(299)	-	(299)
Repurchase of shares	(34,524)	-	-	-	-	(331)	(331)	-	(331)
Balance at December 31, 2012	16,299,940	16	142,645	(9,166)	(299)	(331)	132,865	517	133,382
Net loss	-	-	-	(15,415)	-	-	(15,415)	(529)	(15,944)
Shares issued, net of offering costs	42,299,928	42	375,984	-	-	-	376,026	-	376,026
Shares issued to affiliates	158,182	1	1,582	-	-	-	1,583	-	1,583
Contributions from noncontrolling interests	-	-	-	-	-	-	-	12,892	12,892
Shares issued under share incentive plans	8,469	-	86	-	-	-	86	-	86
Stock-based compensation to directors	4,000	-	40	-	-	-	40	-	40
Distributions declared ($0.4500 per share) (b)	-	-	-	(12,480)	-	-	(12,480)	-	(12,480)
Stock dividends issued ($0.0750 per share)	157,914	-	-	-	-	-	-	-	-
Other comprehensive loss:
Change in unrealized gain on derivative instruments	-	-	-	-	(285)	-	(285)	(139)	(424)
Repurchase of shares	(20,621)	-	-	-	-	(193)	(193)	-	(193)
Balance at September 30, 2013	58,907,812	$59	$520,337	$(37,061)	$(584)	$(524)	$482,227	$12,741	$494,968

__________

(a)         Excludes 34,270 shares declared in the fourth quarter of 2012 and issued in the first quarter of 2013.

(b)         Excludes 125,876 shares declared in the third quarter of 2013 and issued in the fourth quarter of 2013.

See Notes to Consolidated Financial Statements.

CWI 9/30/2013 10-Q —5

CAREY WATERMARK INVESTORS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2013	2012 (a)
Cash Flows — Operating Activities
Net (loss) income	$(15,944)	$648
Adjustments to net (loss) income:
Depreciation and amortization	10,174	621
Loss from equity investments in real estate in excess of distributions received	741	172
Asset management fees payable to affiliate in shares	1,783	358
Amortization of deferred financing costs and prepaid franchise fees and other	538	80
Unrealized loss on derivative	-	135
Amortization of share incentive plans	126	173
Bargain purchase gain	-	(3,809)
Increase in due to affiliates	1,382	753
Net changes in other operating assets and liabilities	926	142
Net Cash Used in Operating Activities	(274)	(727)

Cash Flows — Investing Activities
Distributions received from equity investments in excess of equity income	28,221	473
Acquisitions of hotels	(482,743)	(29,176)
Capital expenditures	(9,060)	(377)
Funds placed in escrow	(19,386)	(5,575)
Funds released from escrow	11,077	-
Net Cash Used in Investing Activities	(471,891)	(34,655)

Cash Flows — Financing Activities
Proceeds from mortgage financing	305,241	18,931
Proceeds from issuance of shares, net of offering costs	376,431	54,376
Contributions from noncontrolling interests	12,892	200
Distributions paid	(7,900)	(1,889)
Deferred financing costs	(3,363)	(689)
Repayment of mortgage principal	(324)	(2,000)
Withholding on restricted stock units	(46)	(19)
Purchase of treasury stock	(184)	(18)
Net Cash Provided by Financing Activities	682,747	68,892

Change in Cash During the Period
Net increase in cash	210,582	33,510
Cash, beginning of period	30,729	8,031
Cash, end of period	$241,311	$41,541

Non-cash Investing and Financing Activities
Non-cash investing activities - change in accrued capital expenditures	$1,538	$114
Non-cash financing activities - offering costs paid by the advisor, advance proceeds held in escrow	$(405)	$648
Non-cash financing activities - distributions declared (Note 1)	$6,297	$1,222
Non-cash financing activities - issuance of noncontrolling interest	$-	$1,436
Non-cash financing activities - asset management fees settled in shares (Note 3)	$1,583	$296

__________

(a) Reflects a revised cash flow statement for the nine months ended September 30, 2012, as further discussed in Note 2.

See Notes to Consolidated Financial Statements.

CWI 9/30/2013 10-Q — 6

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

We are managed by our advisor, Carey Lodging Advisors, LLC, an indirect subsidiary of W. P. Carey. Our advisor manages our overall portfolio, including providing oversight and strategic guidance to the independent hotel operators that manage our hotels. Our subadvisor, CWA, LLC, a subsidiary of Watermark Capital Partners, provides services to the advisor primarily relating to acquiring, managing, financing and disposing of our hotels and overseeing the independent operators that manage the day-to-day operations of our hotels. In addition, the subadvisor provides us with the services of our chief executive officer during the term of the subadvisory agreement, subject to the approval of our independent directors.

CWI 9/30/2013 10-Q — 7

Notes to Consolidated Financial Statements

The following table sets forth certain information for each of the hotels that we consolidate in our financial statements (our “Consolidated Hotels”), as further discussed in Note 4, and the hotels that we record as equity investments in our financial statements (our “Unconsolidated Hotels”), as further discussed in Note 5, at September 30, 2013.

(Dollars in thousands)

Hotel	State	Number of Rooms	% Owned	Our Investment (a)	Acquisition Date	Hotel Type
Consolidated Hotels
Hampton Inn Boston Braintree	Massachusetts	103	100%	$12,500	May 31, 2012	Select-service
Hilton Garden Inn New Orleans French Quarter/CBD	Louisiana	155	88%	16,176	June 8, 2012	Select-service
Lake Arrowhead Resort and Spa (b)	California	173	97%	24,039	July 9, 2012	Full-service
Courtyard San Diego Mission Valley	California	317	100%	85,000	December 6, 2012	Select-service
Hilton Southeast Portfolio:
Hampton Inn Atlanta Downtown	Georgia	119	100%	18,000	February 14, 2013	Select-service
Hampton Inn Frisco Legacy Park	Texas	105	100%	16,100	February 14, 2013	Select-service
Hampton Inn Memphis Beale Street	Tennessee	144	100%	30,000	February 14, 2013	Select-service
Hampton Inn Birmingham Colonnade	Alabama	133	100%	15,500	February 14, 2013	Select-service
Hilton Garden Inn Baton Rouge Airport	Louisiana	131	100%	15,000	February 14, 2013	Select-service
Courtyard Pittsburgh Shadyside	Pennsylvania	132	100%	29,900	March 12, 2013	Select-service
Hutton Hotel Nashville	Tennessee	247	100%	73,600	May 29, 2013	Full-service
Holiday Inn Manhattan 6th Avenue Chelsea	New York	226	100%	113,000	June 6, 2013	Full-service
Fairmont Sonoma Mission Inn & Spa	California	226	75%	76,647	July 10, 2013	Full-service
Marriott Raleigh City Center	North Carolina	400	100%	82,193	August 13, 2013	Full-service
		2,611		$607,655
Unconsolidated Hotels
Hyatt New Orleans French Quarter	Louisiana	254	80%	$13,000	September 6, 2011	Full-service
Westin Atlanta Perimeter North	Georgia	372	57%	13,170	October 3, 2012	Full-service
		626		$26,170

(a)         For our Consolidated Hotels, amount represents the fair value of net assets acquired less the fair market value of amounts attributable to noncontrolling interests, exclusive of acquisition expenses and any debt assumed, at time of acquisition. For Unconsolidated Hotels, amount represents purchase price plus capitalized costs, inclusive of fees paid to the advisor, at the time of acquisition.

(b)         This property became a member of the Autograph Collection, a collection of upper-upscale and luxury independent hotels sponsored by Marriott International, Inc. (“Marriott”), on September 30, 2013.

In addition, on October 23, 2013, we acquired a 100% interest in another Consolidated Hotel, the Hawks Cay Resort, a full service hotel located on Duck Key, Florida, for $133.8 million (Note 11).

Public Offering

In our initial public offering, which ran from September 15, 2011 through September 15, 2013, we raised $582.4 million, inclusive of reinvested distributions through our distribution reinvestment plan (“DRIP”). Our initial public offering was offered on a “best efforts” basis by Carey Financial, LLC (“Carey Financial”), an affiliate of the advisor, and other selected dealers.  We intend to invest the remaining net proceeds of our initial public offering in a portfolio of interests in lodging and lodging related properties.

As discussed in further detail in Note 11, on October 25, 2013, we filed a registration statement with the SEC for a possible continuous public offering of up to an additional $350.0 million of our common stock, which we refer to as the “follow-on offering.”

CWI 9/30/2013 10-Q — 8

Notes to Consolidated Financial Statements

Distributions

Our third quarter 2013 declared daily distribution was $0.0016304 per share, comprised of $0.0013587 per day payable in cash and $0.0002717 per day payable in shares of our common stock, which equated to $0.6000 per share on an annualized basis and was paid on October 15, 2013 to stockholders of record on each day during the third quarter.

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

For purposes of determining the weighted-average number of shares of common stock outstanding, amounts for the three and nine months ended September 30, 2013 and 2012 have been adjusted to treat stock distributions declared and effective through November 12, 2013 as if they were outstanding as of January 1, 2012.

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

We account for the capital interest held by Carey Watermark Holdings in the Operating Partnership as a noncontrolling interest. Based on the terms of the Operating Partnership agreement and that the initial investors are not yet earning their minimal return, the non-controlling interest representing Carey Watermark Holding’s interest in the Operating Partnership has absorbed the operating losses to the extent of its original investment, and accordingly, no losses were allocated to Carey Watermark Holdings during the three and nine months ended September 30, 2013 or 2012.

Revision of Previously Issued Financial Statements

Our advisor earns an annual asset management fee as described in Note 3. Beginning in the first quarter of 2012, we settled all asset management fees in shares of our common stock, rather than in cash, at the election of the advisor. In connection with the preparation of our financial statements for the nine months ended September 30, 2013, we identified an error in the cash flow statement that was the result of not adjusting operating cash flow for the full amount of such noncash asset management fees included in net income and instead including such noncash asset management fees as a source of financing cash flow for that same amount.  We assessed the materiality of this error on prior periods’ financial statements in accordance with Accounting Standards Codification 250 and the SEC’s Staff Accounting Bulletin No. 99, “Materiality” and concluded that the impact of the error is not material to any previously issued financial statements. We have properly reflected these transactions in our Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and

CWI 9/30/2013 10-Q — 9

Notes to Consolidated Financial Statements

therefore, in order to present consistent information to the users of our financial statements, we have revised the cash flow statement for the period ended September 30, 2012. The table below illustrates the effect of the error correction on all previously issued financial statements. In addition, we have added supplemental disclosures of these noncash financing activities. The error impacted cash flow used in operating activities and cash flows provided by financing activities, and did not affect our consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive loss, consolidated statements of equity, cash flows used in investing activities, or cash balances for any reporting periods.

	Net Cash (Used in) Provided by Operating Activities			Net Cash Provided by (Used in) Financing Activities
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
	(in thousands)			(in thousands)
Six months ended June 30, 2013	$(6,116)	$673	$(5,443)	$388,748	$(673)	$388,075
Three months ended March 31, 2013	(319)	275	(44)	144,894	(275)	144,619

Year ended December 31, 2012	(5,850)	412	(5,438)	163,253	(412)	162,841
Nine months ended September 30, 2012	(987)	260	(727)	69,152	(260)	68,892
Six months ended June 30, 2012	(470)	119	(351)	49,499	(119)	49,380

Non-cash financing activities:

	Three Months Ended		Six Months Ended		Nine Months Ended		Year Ended
	March 31,		June 30,		September 30,		December 31,
	2013	2012	2013	2012	2013	2012	2012
Asset management fees settled in shares	$329	$55	$805	$143	$1,583	$296	$490

Recent Accounting Requirements

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

ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, a Consensus of the FASB Emerging Issues Task Force — In July 2013, the FASB issued ASU 2013-10, which permits the Fed Funds Effective Swap Rate, also referred to as the “Overnight Index Swap Rate,” to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the U.S. government and London Interbank Offered Rate (“LIBOR”) swap rate. The update also removes the restriction on the use of different benchmark rates for similar hedges. This ASU will be applicable to us for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. Through the date of this Report, we have not entered into any transactions to which this ASU applies.

CWI 9/30/2013 10-Q — 10

Notes to Consolidated Financial Statements

Note 3. Agreements and Transactions with Related Parties

Agreements with the Advisor and Subadvisor

We have an advisory agreement with the advisor to perform certain services for us, including managing the offering and our overall business, identification, evaluation, negotiation, purchase and disposition of lodging related properties and the performance of certain administrative duties. The agreement that is currently in effect was recently renewed for an additional year pursuant to its terms effective September 30, 2013. The advisor has entered into a subadvisory agreement with the subadvisor, whereby the subadvisor provides certain personnel services to us and the advisor pays 20% of its fees earned under the advisory agreement to the subadvisor.

The following tables present a summary of fees we paid and expenses we reimbursed to the advisor, subadvisor and other affiliates in accordance with the terms of those agreements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Amounts Included in the Consolidated Statements of Operations:
Acquisition fees	$4,072	$634	$12,427	$1,505
Asset management fees	833	171	1,783	358
Loan refinancing fee	-	-	-	37
Personnel reimbursements	342	175	974	563
	$5,247	$980	$15,184	$2,463

Other Transaction Fees Incurred:
Selling commissions and dealer manager fees	$20,139	$2,397	$40,444	$5,753
Offering costs	2,080	517	6,247	1,236
	$22,219	$2,914	$46,691	$6,989

	September 30, 2013	December 31, 2012
Amounts Due to Affiliates:
Organization and offering costs due to the advisor	$220	$473
Excess operating expense advances due back to the advisor	386	-
Other amounts due to the advisor	800	280
Due to joint venture partners	667	-
Other	-	94
	$2,073	$847

Amounts Due from Affiliates:
Due from joint venture partners	$-	$368
Other	9	30
	$9	$398

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

Asset Management Fees and Loan Refinancing Fees

We pay the advisor an annual asset management fee equal to 0.5% of the aggregate average invested value of our investments. The advisor is also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property, and a loan refinancing fee of up to 1% of a refinanced loan, if certain conditions described in the advisory agreement are met. We paid all asset management fees

CWI 9/30/2013 10-Q — 11

Notes to Consolidated Financial Statements

for the three and nine months ended September 30, 2013 and 2012 in shares of our common stock, rather than in cash, at the election of the advisor. At September 30, 2013, the advisor owned 231,245 shares (0.39%) of our outstanding common stock.

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

Selling Commissions and Dealer Manager Fees

We had a dealer manager agreement with Carey Financial in connection with the initial public offering, whereby Carey Financial received a selling commission of $0.70 per share sold and a dealer manager fee of $0.30 per share sold, a portion of which was re-allowed to selected broker dealers. These amounts are recorded in Additional paid-in capital in the consolidated balance sheets and consolidated statements of equity.

Organization and Offering Costs

Pursuant to the advisory agreement, we are obligated to reimburse the advisor for all organization and offering costs incurred in connection with our initial public offering, up to a maximum amount (excluding selling commissions and the dealer manager fee described above) of 2% of the gross proceeds of our offering and the DRIP. From inception through the termination of our initial public offering on September 15, 2013, the advisor has incurred organization and offering costs on our behalf of approximately $9.4 million, all of which we are obligated to reimburse. At September 30, 2013, $0.2 million was included in Due to affiliates on our consolidated balance sheet for these costs.

Excess Operating Expenses Due from Advisor

Pursuant to the advisory agreement (with quoted variables defined in the advisory agreement), the advisor is obligated to reimburse us for “operating expenses” to the extent that these expenses exceed the greater of 2% of “average invested assets” or 25% of our “adjusted net income.” Repayment of this reimbursement is subject to approval by our Board of Directors.  At September 30, 2013, we had a payable of $0.4 million recorded in our consolidated balance sheet, which represented the amount incurred by the advisor for operating expenses that exceeded the 2% threshold for the 12-month period ended December 31, 2012 as we currently expect our 2013 operating expenses to be sufficiently below the 2%/25% threshold for us to repay the advisor with regard to this amount, upon approval by our Board of Directors. For the 12-month period ended September 30, 2013, our operating expenses were below the 2%/25% threshold.

Available Cash Distributions

Carey Watermark Holdings’ special general partner interest in the Operating Partnership entitles it to receive distributions of 10% of Available Cash, as defined in the agreement of limited partnership of the Operating Partnership, generated by the Operating Partnership, subject to certain limitations. In addition, in the event of the dissolution of the Operating Partnership, Carey Watermark Holdings will be entitled to receive distributions of up to 15% of net proceeds, provided certain return thresholds are met for the initial investors in the Operating Partnership. To date, there have been no distributions of Available Cash by the Operating Partnership.

Other Amounts Due to the Advisor

Other amounts due to the advisor represent asset management fees payable and reimbursable expenses.

Due to Joint Venture Partners

This balance is primarily comprised of amounts due from consolidated joint ventures to our joint venture partners.

Other

Other is primarily comprised of amounts due to Carey Financial, representing selling commissions and dealer manager fees, and amounts due to Carey REIT II, Inc., a subsidiary of W. P. Carey, representing directors’ fees paid on our behalf.

CWI 9/30/2013 10-Q — 12

Notes to Consolidated Financial Statements

Other Transactions with Affiliates

In January 2013, our Board of Directors and the board of directors of W. P. Carey approved loans to us of up to $50.0 million in the aggregate, at a rate of LIBOR plus 2.0%, which is equal to the rate at which W. P. Carey currently borrows funds, under its existing credit facility, for the purpose of facilitating acquisitions approved by our investment committee that we might not otherwise have sufficient available funds to complete. Any such loans may be made solely at the discretion of the management of W. P. Carey. Through the date of this Report, no such loans have been made pursuant to these approvals; however, W. P. Carey has provided similar loans to us in the past, all of which were repaid on or prior to their maturity dates.

Note 4. Net Investment in Hotels

Net Investment in Hotels

Net investment in hotels is summarized as follows (in thousands):

	September 30, 2013	December 31, 2012
Buildings	$479,605	$106,885
Building and site improvements	8,140	2,570
Land	98,650	23,555
Furniture, fixtures and equipment	38,218	8,170
Construction in progress	3,950	1,585
Hotels, at cost	628,563	142,765
Less: Accumulated depreciation	(11,519)	(1,392)
Net investments in hotels	$617,044	$141,373

Acquisitions

Hilton Southeast Portfolio

On February 14, 2013, we acquired five select-service hotels within the Hilton Worldwide (“Hilton”) portfolio of brands from entities managed by Fairwood Capital, LLC, an unaffiliated third-party, for $94.6 million (the “Hilton Southeast Portfolio”). The Hilton Southeast Portfolio consists of the 144-room Hampton Inn Memphis Beale Street in Tennessee, the 119-room Hampton Inn Atlanta Downtown in Georgia, the 133-room Hampton Inn Birmingham Colonnade in Alabama, the 105-room Hampton Inn Frisco Legacy Park in Texas and the 131-room Hilton Garden Inn Baton Rouge Airport in Louisiana. The Hampton Inn Memphis Beale Street, the Hampton Inn Atlanta Downtown and the Hampton Inn Birmingham Colonnade are managed by Crescent Hotels & Resorts. The Hampton Inn Frisco Legacy Park and Hilton Garden Inn Baton Rouge Airport hotels are managed by HRI Lodging Inc. Crescent Hotels & Resorts and HRI Lodging Inc. are unaffiliated third parties. In connection with this acquisition, we expensed acquisition costs of $3.7 million, including acquisition fees of $2.6 million paid to the advisor. As part of our franchise agreement with Hilton, we are required to make renovations up to $3.2 million at these hotels. These renovations are currently expected to be completed by the second quarter of 2014 (Note 9). We obtained five individual mortgage loans totaling $64.5 million, which do not contain cross-default provisions, upon acquisition of these hotels (Note 8).

Courtyard Pittsburgh Shadyside

On March 12, 2013, we acquired the Courtyard by Marriott Pittsburgh Shadyside (“Courtyard Pittsburgh Shadyside”) from Moody National CY Shadyside S, LLC, an unaffiliated third party, for $29.9 million. The 132-room select-service hotel is located in the Shadyside neighborhood of Pittsburgh, Pennsylvania. The hotel is managed by Concord Hospitality Enterprises Company, an unaffiliated third party. In connection with this acquisition, we expensed acquisition costs of $1.8 million, including acquisition fees of $0.9 million paid to the advisor. In addition, as part of our franchise agreement with Marriott, we are required to make renovations to the hotel totaling approximately $1.9 million. These renovations are currently expected to be completed by early 2014 (Note 9). We obtained a mortgage loan on the property of up to $21.0 million upon acquisition, of which $19.1 million was funded at closing; the remaining $1.9 million will be available through renovation draws (Note 8).

CWI 9/30/2013 10-Q — 13

Notes to Consolidated Financial Statements

Hutton Hotel Nashville

On May 29, 2013, we acquired the Hutton Hotel (“Hutton Hotel Nashville”) from a joint venture between Lubert-Adler and Amerimar Enterprises, Inc., unaffiliated third parties, for $73.6 million. The 247-room full-service, independent hotel is located in the West End neighborhood of Nashville, Tennessee. The hotel is managed by Amerimar Hutton Management Co., LLC, an affiliate of Amerimar Enterprises, Inc. In connection with this acquisition, we expensed acquisition costs of $2.2 million, including acquisition fees of $1.9 million paid to the advisor. On June 25, 2013, we obtained a mortgage loan on the property of $44.0 million (Note 8).

Holiday Inn Manhattan 6th Avenue Chelsea

On June 6, 2013, we acquired the Holiday Inn Manhattan 6th Avenue (“Holiday Inn Manhattan 6th Avenue Chelsea”) from Magna Hospitality Group, L.C. and Greenfield Partners, unaffiliated third parties, for $113.0 million. The 226-room full-service hotel is located in the Chelsea neighborhood of New York, New York. The hotel is managed by MHG-26, LLC, an affiliate of Magna Hospitality. In connection with this acquisition, we expensed acquisition costs of $3.7 million, including acquisition fees of $3.0 million paid to the advisor. In addition, as part of our franchise agreement with Holiday Inn, we are required to make renovations to the hotel totaling approximately $2.5 million. These renovations are currently expected to be completed by the second quarter of 2014 (Note 9). We obtained a mortgage loan on the property of $80.0 million upon acquisition (Note 8).

Fairmont Sonoma Mission Inn & Spa

On July 10, 2013, we acquired a 75% interest in a newly-formed joint venture owning the Fairmont Sonoma Mission Inn & Spa with Fairmont Hotels & Resorts, the property owner and an unaffiliated third party. The joint venture acquired real estate assets totaling $91.8 million. Our investment of $76.6 million was made in the form of a preferred equity interest that carries a cumulative preferred dividend of 8.5% per year, which is payable after Fairmont Hotels & Resorts receives $150,000 in cumulative distributions. The 226 room, full-service resort is managed by Fairmont Hotels & Resorts (Maryland) LLC, an affiliate of our joint venture partner. In connection with this acquisition, we expensed acquisition costs of $2.8 million, including acquisition fees of $1.9 million paid to the advisor. The resort is currently undergoing a renovation that commenced, prior to our ownership, in September 2012 and is expected to total $8.4 million, of which we currently expect to fund $2.6 million. The estimated remaining renovations of $2.6 million include $1.8 million to complete the refurbishment of guestrooms and public space, which is currently expected to be completed in the fourth quarter of 2013, and $0.8 million to complete the renovation of the spa, which is currently expected to be completed in the second quarter of 2014 (Note 9). We obtained a mortgage loan on the property of $44.0 million upon acquisition of this property (Note 8).

Marriott Raleigh City Center

On August 13, 2013, we acquired the Marriott Raleigh City Center from Noble Raleigh Associates, LLC, an unaffiliated third party, for $82.2 million. The 400-room full-service hotel is located in downtown Raleigh, North Carolina. The hotel is managed by Noble-Interstate Management Group, LLC. In connection with this acquisition, we expensed acquisition costs of $2.7 million, including acquisition fees of $2.2 million paid to the advisor. In addition, as part of our franchise agreement with Marriott, we are required to make renovations to the hotel totaling approximately $2.5 million. These renovations are currently expected to be completed by the second quarter of 2014 (Note 9). We obtained a mortgage loan on the property of $51.5 million upon acquisition (Note 8).

CWI 9/30/2013 10-Q — 14

Notes to Consolidated Financial Statements

The following tables present a summary of assets acquired and liabilities assumed in these business combinations, each at the date of acquisition, and revenues and earnings thereon, from the date of acquisition through September 30, 2013 (in thousands):

	Hilton Southeast Portfolio	Courtyard Pittsburgh Shadyside	Hutton Hotel Nashville	Holiday Inn Manhattan 6th Avenue Chelsea	Fairmont Sonoma Mission Inn & Spa (a)	Marriott Raleigh City Center (a)
Cash consideration	$94,600	$29,900	$73,600	$113,000	$76,647	$82,193

Assets acquired at fair value:
Land	$16,050	$3,515	$7,850	$30,023	$17,657	$-
Building	71,906	25,484	59,990	81,333	66,423	67,541
Building and site improvements	1,607	349	230	65	-	1,004
Furniture, fixtures and equipment	5,008	534	5,500	1,579	7,670	3,881
Accounts receivable	-	-	-	-	75	172
Other assets (b)	29	18	30	-	1,229	10,798
Liabilities assumed at fair value:
Accounts payable, accrued expenses and other liabilities	-	-	-	-	(3,604)	(1,203)
Contributions from noncontrolling interests at fair value	-	-	-	-	(12,803)	-
Net assets acquired at fair value	$94,600	$29,900	$73,600	$113,000	$76,647	$82,193

	For the Period from
	February 14, 2013	March 12, 2013	May 29, 2013	June 6, 2013	July 10, 2013	August 13, 2013
	through	through	through	through	through	through
	September 30, 2013	September 30, 2013	September 30, 2013	September 30, 2013	September 30, 2013	September 30, 2013
Revenues	$14,610	$3,889	$8,064	$5,602	$10,495	$2,906
Net income	$3,171	$1,077	$1,870	$2,000	$2,123	$564

__________

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

(b)         Includes intangible assets totaling $10.6 million, comprised of a below-market ground lease of $9.0 million and a below-market parking garage lease of $1.5 million for Marriott Raleigh City Center and in-place lease intangibles aggregating $0.1 million relating to our other 2013 acquisitions. The weighted-average amortization periods for our below-market ground lease, below-market parking garage lease and our in-place leases acquired during the nine months ended September 30, 2013 are 92.5 years, 92.5 years and 3.1 years, respectively.

CWI 9/30/2013 10-Q — 15

Notes to Consolidated Financial Statements

Pro Forma Financial Information

The following unaudited consolidated pro forma financial information presents our financial results as if the Consolidated Hotel investments that we completed during the year ended December 31, 2012 and the nine months ended September 30, 2013, and the new financings related to these acquisitions, had occurred on January 1, 2012, for the three and nine months ended September 30, 2013 and 2012. These transactions are accounted for as business combinations. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods.

(Dollars in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013 (a)	2012
Pro forma total revenues	$44,741	$40,405	$119,927	$118,776
Pro forma net income (loss)	1,795	438	(1,352)	(14,745)
Add: (Income) loss from continuing operations attributable to noncontrolling interests	(1,089)	690	1,766	2,829
Pro forma income (loss) from continuing operations attributable to CWI stockholders	$706	$1,128	$414	$(11,916)
Pro forma income (loss) per share:
Net income (loss) attributable to CWI stockholders	$0.01	$0.04	$0.01	$(0.43)
Pro forma weighted average shares outstanding (b)	50,938,677	28,659,596	39,391,497	28,018,156

__________

(a)         Subsequent to the filing of the Company’s Form 10-Q for the period ended March 31, 2013, we identified three errors in the pro forma financial information presented in the footnotes to the financial statements.   These errors resulted in a net overstatement of pro forma expenses, an aggregate overstatement of the reported Pro forma net loss and Pro forma loss from continuing operations attributable to CWI stockholders of approximately $0.3 million and an overstatement to Pro forma loss per share of approximately $0.02. Corrected amounts after considering the impact of the errors discussed above are a $1.1 million pro forma net loss, a $1.2 million pro forma loss from continuing operations attributable to CWI stockholders and a $0.052 pro forma loss per share. We evaluated the impact of the errors on the previously-filed financial statements and the pro forma disclosures and concluded that such amounts were immaterial to our Form 10-Q for the period ended March 31, 2013. The errors and revisions were related to our pro forma disclosures only and did not affect our consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive loss, consolidated statements of equity, or cash balances for any reporting periods.

(b)         The pro forma weighted average shares outstanding were determined as if the number of shares issued in our public offering in order to raise the funds used for each acquisition were issued on January 1, 2012. All acquisition costs are presented as if they were incurred on January 1, 2012.

Construction in Progress

At September 30, 2013, construction in progress was $4.0 million, recorded at cost, and related primarily to the renovations of the Lake Arrowhead Resort and Spa and the Courtyard Pittsburgh Shadyside (Note 9). We capitalize interest expense and certain other costs, such as property taxes, property insurance and employee costs related to hotels undergoing major renovations. During the three and nine months ended September 30, 2013 we capitalized $0.1 million and $0.3 million, respectively, of such costs. No such costs were capitalized during either the three or nine months ended September 30, 2012.

Note 5. Equity Investments in Real Estate

At September 30, 2013, together with unrelated third parties, we owned equity interests in two hotels, which we refer to as our Unconsolidated Hotels. We do not control the ventures that own these hotels, but we exercise significant influence over them, as described below. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to the advisor that we incur and other-than-temporary impairments, if any).

Under the conventional approach of accounting for equity method investments, an investor applies its percentage ownership interest to the venture’s net income to determine the investor’s share of the earnings or losses of the venture. This approach is inappropriate to

CWI 9/30/2013 10-Q — 16

Notes to Consolidated Financial Statements

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

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these ventures are affected by the timing and nature of distributions (dollars in thousands):

		Ownership Interest	Carrying Value at
Investment	Hotel	at September 30, 2013	September 30, 2013	December 31, 2012
Westin Atlanta Venture (a)	Westin Atlanta Perimeter North	57%	10,982	11,978
Hyatt French Quarter Venture (b)	Hyatt New Orleans French Quarter	80%	4,873	12,968
Long Beach Venture (c)	DoubleTree Hotel Maya Long Beach Residence Inn Long Beach Downtown	—	-	20,202
			$15,855	$45,148

__________

(a)         We acquired our interest in this joint venture in October 2012. We received no cash distributions during the three and nine months ended September 30, 2013.

(b)         We received cash distributions of $0.5 million during the nine months ended September 30, 2013 that represent our equity earnings based on the hypothetical liquidation at book value model for the period. During the third quarter of 2013, we also received a distribution of $6.2 million representing a return of capital for our share of mortgage refinancing proceeds. We capitalized the refinancing fee paid to the advisor totaling $0.3 million. Additionally, the carrying value for this investment includes our share of Other comprehensive loss on an interest rate swap derivative instrument, which was entered into in connection with the refinancing discussed above, recognized by the venture of $0.6 million.

(c)          We sold our 49% interest in this venture on July 17, 2013 and recognized a gain on sale of $1.8 million in Net income from equity investments in the consolidated statement of operations.

The following table sets forth our share of equity earnings (loss) from our Unconsolidated Hotels, which are based on the hypothetical liquidation at book value model as well as certain depreciation and amortization adjustments related to basis differentials from acquisitions of certain investments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Venture	2013	2012	2013	2012
Long Beach Venture (a)	$1,928	$900	$2,601	$1,268
Hyatt French Quarter Venture	(1,524)	28	(1,006)	77
Westin Atlanta Venture	(287)	-	(996)	-
	$117	$928	$599	$1,345

__________

(a)         Represents activity through the date of the sale of this investment on July 17, 2013. Both the three and nine months ended September 30, 2013 include the gain on the sale of our investment, which was $1.8 million.

CWI 9/30/2013 10-Q — 17

Notes to Consolidated Financial Statements

No other-than-temporary impairments were recognized during either the three or nine months ended September 30, 2013 or 2012.

The following tables present combined summarized financial information of our equity method investment entities. Amounts provided are the total amounts attributable to the ventures since our respective dates of acquisition and do not represent our proportionate share (in thousands):

			September 30, 2013	December 31, 2012
Real estate, net			$80,509	$143,872
Other assets			13,492	21,620
Total assets			94,001	165,492
Debt			(63,490)	(98,211)
Other liabilities			(13,288)	(16,538)
Total liabilities			(76,778)	(114,749)
Members’ equity			$17,223	$50,743

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013(a)	2012	2013(a)	2012
Revenues	$7,967	$9,468	$37,352	$25,808
Expenses	(9,491)	(9,550)	(40,473)	(27,197)
Net loss	$(1,524)	$(82)	$(3,121)	$(1,389)

(a)  Includes revenues, expenses and net loss from the Long Beach Venture for the respective periods through the date of sale of this investment on July 17, 2013.

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

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during either the three or nine months ended September 30, 2013 and 2012. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated statements of operations.

Our non-recourse debt, which we have classified as Level 3, had a carrying value of $393.7 million and $88.8 million and an estimated fair value of $390.2 million and $88.9 million at September 30, 2013 and December 31, 2012, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral taking into account the quality of the collateral and the then-current interest rate.

We estimated that our remaining financial assets and liabilities had fair values that approximated their carrying values at both September 30, 2013 and December 31, 2012.

Note 7. Risk Management and Use of Derivative Financial Instruments

Portfolio Concentration Risk

At September 30, 2013, we were exposed to concentrations within the brands under which we operate our hotels and within the geographic areas in which we have invested to date. We operate in the domestic U.S. market only. For the nine months ended September 30, 2013, 69.5% of our revenue was generated from seven hotels located in California, Tennessee and Louisiana. At

CWI 9/30/2013 10-Q — 18

Notes to Consolidated Financial Statements

September 30, 2013, 79.3% of our Net investments in hotels was comprised of seven hotels located in California, New York, Tennessee and North Carolina.

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

The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
as Hedging Instruments	Balance Sheet Location	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Interest rate swaps	Other assets	$505	-	$-	$-
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	-	-	(710)	(410)
		$505	$-	$(710)	$(410)

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on the balance sheet. At both September 30, 2013 and December 31, 2012, no cash collateral has been posted nor received for any of our derivative positions.

During the three and nine months ended September 30, 2013, we recognized losses of $1.9 million and $1.0 million, respectively, in Other comprehensive income on derivatives in connection with our interest rate swaps. During both the three and nine months ended September 30, 2012, we recognized a loss of less than $0.1 million in Other comprehensive income on derivatives in connection with our interest rate swap.

During the three and nine months ended September 30, 2013, we reclassified losses of $0.3 million and $0.5 million, respectively, from Other comprehensive income on derivatives into interest expense in connection with our interest rate swaps. During both the three and nine months ended September 30, 2012, we reclassified losses of less than $0.1 million from Other comprehensive income on derivatives into interest expense in connection with our interest rate swaps. Additionally, during the nine months ended September 30, 2012, we recognized unrealized losses of $0.1 million related to an interest rate swap prior to its designation as a hedge.

CWI 9/30/2013 10-Q — 19

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

The interest rate swaps that we had outstanding on our Consolidated Hotel investments at September 30, 2013 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

		Notional	Effective	Effective	Expiration	Fair Value at
Instrument	Type	Amount	Interest Rate	Date	Date	September 30, 2013
1-Month LIBOR	“Rollercoaster” swap	$9,750	5.0%	5/2012	5/2015	$(104)
1-Month LIBOR	“Pay-fixed” swap	51,500	4.6%	12/2012	12/2017	505
1-Month LIBOR	“Pay-fixed” swap	19,350	4.1%	3/2013	3/2017	(9)
1-Month LIBOR	“Pay-fixed” swap	44,000	4.1%	7/2013	7/2018	(597)
						$(205)

Amounts reported in Other comprehensive income related to interest rate swaps will be reclassified to interest expense as interest payments are made on our variable-rate debt. At September 30, 2013, we estimated that an additional $1.1 million, inclusive of amounts attributable to noncontrolling interests of $0.5 million, will be reclassified as interest expense during the next 12 months related to our interest rate swaps.

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At September 30, 2013, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $0.8 million and $0.4 million at September 30, 2013 and December 31, 2012, respectively, which included accrued interest and any adjustment for nonperformance risk. If we had breached any of these provisions at either September 30, 2013 or December 31, 2012, we could have been required to settle our obligations under these agreements at their aggregate termination value of $0.8 million and $0.5 million, respectively.

The derivative instruments that our Unconsolidated Hotel investments had outstanding at September 30, 2013 are summarized as follows (in thousands):

	Ownership
	Interest at		Notional		Effective	Expiration	Fair Value at
Description	September 30, 2013	Type	Amount	Cap Rate	Date	Date	September 30, 2013
1-Month LIBOR	57.0%	Interest rate cap	35,000	1.0%	10/2012	10/2015	$47
1-Month LIBOR	80.4%	“Pay-fixed” swap	33,000	N/A	8/2013	8/2018	(596)
							$(549)

CWI 9/30/2013 10-Q — 20

Notes to Consolidated Financial Statements

Note 8. Debt

The following table presents the non-recourse debt on our Consolidated Hotel investments (in thousands):

				Carrying Amount at
Consolidated Hotels	Interest Rate	Rate Type	Current Maturity Date	September 30, 2013	December 31, 2012
Hampton Inn Boston Braintree (a) (b)	5.00% (c)	Variable	5/2015	$9,703	$8,487
Lake Arrowhead Resort and Spa	4.34%	Fixed	7/2015	17,843	17,775
Courtyard Pittsburgh Shadyside (a) (d)	4.09% (c)	Variable	3/2017	19,975	-
Courtyard San Diego Mission Valley (a)	4.60% (c)	Variable	12/2017	51,500	51,500
Hilton Southeast Portfolio:
Hampton Inn Memphis Beale Street	4.07%	Fixed	3/2018	22,248	-
Hampton Inn Atlanta Downtown	4.12%	Fixed	3/2018	13,600	-
Hampton Inn Birmingham Colonnade	4.12%	Fixed	3/2018	9,400	-
Hampton Inn Frisco Legacy Park	4.12%	Fixed	3/2018	9,200	-
Hilton Garden Inn Baton Rouge Airport	4.12%	Fixed	3/2018	9,800	-
Fairmont Sonoma Mission Inn & Spa	4.13% (c)	Variable	7/2018	44,000	-
Hilton Garden Inn New Orleans French Quarter/CBD	5.30%	Fixed	7/2019	10,978	11,000
Hutton Hotel Nashville	5.25%	Fixed	7/2020	44,000	-
Holiday Inn Manhattan 6th Avenue Chelsea	4.49%	Fixed	6/2023	80,000	-
Marriott Raleigh City Center (e)	4.61%	Fixed	9/2038	51,500	-
				$393,747	$88,762

__________

(a)         The mortgage loans secured by Hampton Inn Boston Braintree and Courtyard San Diego Mission Valley each have two, one-year extension options. The mortgage loan secured by Courtyard Pittsburgh Shadyside has a one-year extension option. All of the extensions are subject to certain conditions. The maturity dates in the table do not reflect extension options.

(b)         Total mortgage commitment is up to $9.8 million, with the difference between the commitment and the carrying amount available for renovation draws.

(c)          These mortgage loans have variable interest rates, which have been converted to effective fixed rates through the use of interest rate swaps (Note 7). The interest rates presented for these mortgage loans reflect interest rate swaps (Note 7) in effect at September 30, 2013.

(d)         Total mortgage commitment is up to $21.0 million, with the difference between the commitment and the carrying amount available for renovation draws.

(e)          The mortgage loan includes a call option by the lender with the earliest repayment date being September 1, 2018.

2013 Activity

See Note 4 for additional detail about our 2013 acquisitions. We amortize deferred financing costs over the term of the related mortgage loan using the straight-line method, which approximates the effective interest method.

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

Courtyard Pittsburgh Shadyside

We acquired the Courtyard Pittsburgh Shadyside hotel through a wholly-owned subsidiary and obtained a non-recourse mortgage loan of up to $21.0 million, of which $19.1 million was funded at closing; the remaining $1.9 million will be available through renovation draws. As of September 30, 2013, $0.9 million had been drawn. The terms of the mortgage loan require monthly interest-only payments for 24 months, at which point the loan will amortize over a 25-year period with monthly interest and quarterly principal

CWI 9/30/2013 10-Q — 21

Notes to Consolidated Financial Statements

payments. The loan has an initial term of four years with a one-year extension option. The stated interest rate of one-month LIBOR with a floor of 0.5% plus 3.25% has effectively been fixed at approximately 4.1% through an interest rate swap agreement, maturing March 12, 2017. We capitalized $0.2 million of deferred financing costs related to this loan.

Hutton Hotel Nashville

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

Fairmont Sonoma Mission Inn & Spa

We acquired the Fairmont Sonoma Mission Inn & Spa through a wholly-owned subsidiary and obtained a non-recourse mortgage loan of $44.0 million. The terms of the mortgage loan require monthly interest-only payments for 36 months, at which point the loan will amortize over a 40-year period with monthly interest and quarterly principal payments. The stated interest rate of one-month LIBOR plus 2.5% has effectively been fixed at approximately 4.1% through an interest rate swap agreement, maturing on July 10, 2018, which is the maturity date of the loan. We capitalized $0.5 million of deferred financing costs related to this loan.

Marriott Raleigh City Center

We acquired the Marriott Raleigh City Center through a wholly-owned subsidiary and obtained a non-recourse mortgage loan of $51.5 million. The interest rate is fixed at 4.61% and the loan matures on September 1, 2038. The loan includes a call option by the lender, with the earliest such repayment date being September 1, 2018. We capitalized $0.4 million of deferred financing costs related to this loan.

Covenants

Pursuant to our mortgage loan agreements, we and our wholly-owned subsidiaries are subject to various operational and financial covenants. At September 30, 2013, we were in compliance with the applicable covenants for each of our mortgage loans.

Scheduled Debt Principal Payments

Scheduled debt principal payments for our Consolidated Hotels for the remainder of 2013, each of the next four calendar years following December 31, 2013, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2013 (remainder)	$217
2014	2,670
2015 (a)	31,142
2016	4,961
2017	71,756
Thereafter through 2023	283,159
393,905
Unamortized discount (b)	(158)
Total	$393,747

_________

(a)         Includes $18.0 million due on the Lake Arrowhead Resort and Spa mortgage loan in June 2015 and $9.5 million due on the Hampton Inn Boston Braintree mortgage loan in May 2015.

CWI 9/30/2013 10-Q — 22

Notes to Consolidated Financial Statements

(b)         Represents the fair market value adjustment recorded as of September 30, 2013 in connection with the assumption of the Lake Arrowhead Resort and Spa mortgage loan as part of the acquisition.

Note 9. Commitments and Contingencies

At September 30, 2013, we were not involved in any material litigation. Various claims and lawsuits may arise against us in the normal course of business, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position or results of operations.

As described in Note 3, we remain liable for certain expenses of our initial public offering, which include filing, legal, accounting, printing and escrow fees, which are deducted from the gross proceeds of the offering. In connection with that offering, which terminated on September 15, 2013, we were obligated to reimburse Carey Financial or one of its affiliates for expenses (including fees and expenses of its counsel) and for the costs of any sales and information meetings of Carey Financial’s registered representatives or employees of one of its affiliates relating to the offering. As of September 30, 2013, costs incurred totaled $9.4 million, all of which we are obligated to reimburse. As of September 30, 2013, $9.2 million of such costs had been reimbursed.

Renovation Commitments

Certain of our hotel franchise agreements require us to make planned renovations to our hotels (Note 4). We do not currently expect to, and are not obligated to, fund any planned renovations on our Unconsolidated Hotels. We expect to fund such commitments with regard to our Consolidated Hotels from amounts in lender-held escrow accounts, except as otherwise noted. The following table summarizes our funding commitments at September 30, 2013 related to our Consolidated Hotels (in thousands):

	At September 30, 2013
	Original Funding Commitment at Acquisition	Less: Paid	Unpaid Commitment (a)	Less: Amount Held in Escrow	Remaining Commitment
Hampton Inn Boston Braintree	$1,869	$(1,869)	$-	$-	$-
Hilton Garden Inn New Orleans French Quarter/CBD	3,470	(2,599)	871	(799)	72
Lake Arrowhead Resort and Spa	3,700	(3,532)	168	-	168
Hilton Southeast Portfolio:
Hampton Inn Birmingham Colonnade	212	(20)	192	(192)	-
Hampton Inn Atlanta Downtown	175	(12)	163	(163)	-
Hampton Inn Memphis Beale Street	1,075	(564)	511	(511)	-
Hampton Inn Frisco Legacy Park	1,276	-	1,276	(1,276)	-
Hilton Garden Inn Baton Rouge Airport	457	(349)	108	(108)	-
Courtyard Pittsburgh Shadyside	1,900	(910)	990	-	990
Holiday Inn Manhattan 6th Avenue Chelsea	2,519	-	2,519	(2,519)	-
Fairmont Sonoma Mission Inn & Spa	2,606	(186)	2,420	-	2,420
Marriott Raleigh City Center	2,500	-	2,500	(2,500)	-
	$21,759	$(10,041)	$11,718	$(8,068)	$3,650

__________

(a)         Includes $2.5 million that was included in Accounts payable, accrued expenses and other liabilities at September 30, 2013.

Hampton Inn Boston Braintree

A comprehensive $1.9 million renovation of the hotel, which commenced in December 2012, was substantially completed in March 2013. The renovation scope included all guestrooms and public spaces.

CWI 9/30/2013 10-Q — 23

Notes to Consolidated Financial Statements

Hilton Garden Inn New Orleans French Quarter/CBD

A $3.5 million renovation of all guestrooms and public spaces in the hotel commenced in October 2012 and was substantially completed by September 30, 2013. The remaining commitment will be funded through our lender-held escrow accounts earmarked for the renovation and cash accounts.

Lake Arrowhead Resort and Spa

A $3.7 million renovation of guestrooms and public spaces in the hotel commenced in September 2012. The renovation was substantially completed by September 30, 2013. On September 30, 2013, the hotel became affiliated with the Autograph Collection, a collection of upper-upscale and luxury independent hotels sponsored by Marriott. The remaining renovation expenditures will be funded through our cash accounts.

Hilton Southeast Portfolio

An estimated $3.2 million in total renovations are planned for the hotels and is currently expected to be funded through lender-held escrow accounts and our cash accounts. These renovations, which are currently anticipated to be completed in late 2013 for Hampton Inn Birmingham Colonnade, Hampton Inn Atlanta Downtown and Hilton Garden Inn Baton Rouge Airport and early 2014 for Hampton Inn Memphis Beale Street and Hampton Inn Frisco Legacy Park, will include refurbishments of the guestrooms and/or public spaces. At September 30, 2013, renovations at the Hilton Garden Inn Baton Rouge Airport had been substantially completed.

Courtyard Pittsburgh Shadyside

An estimated $1.9 million renovation is planned for the hotel and is currently expected to be funded by future renovation draws on the related mortgage loan. This renovation, which is currently anticipated to be completed by early 2014, will include the installation of Courtyard’s Bistro Lobby concept and a refurbishment of the guestrooms and public space.

Holiday Inn Manhattan 6th Avenue Chelsea

An estimated $2.5 million renovation is planned for the hotel and is currently expected to be funded through lender-held escrow accounts. This renovation, which is currently anticipated to be completed by the second quarter of 2014, will primarily be focused on a refurbishment of the guestrooms.

Fairmont Sonoma Mission Inn & Spa

The resort is currently undergoing a renovation that commenced prior to our ownership. We have committed $2.6 million to renovations that will be funded through our cash accounts and include $1.8 million to complete the refurbishment of guestrooms and public spaces, which was substantially completed by September 30, 2013, and $0.8 million to complete the renovation of the spa, which is currently anticipated to be completed in the second quarter of 2014.

Marriott Raleigh City Center

An estimated $2.5 million renovation is planned for the hotel and is currently expected to be funded through lender-held escrow accounts. This renovation, which is currently anticipated to be completed in the third quarter of 2014, will primarily be focused on improvements to public spaces.

Purchase Commitments

During the periods presented and through the date of this Report, we have entered into various agreements to purchase properties in the ordinary course of business.  With certain of these agreements, we have provided deposits that, if the associated arrangement is canceled, may only be refunded to us under specified circumstances.

CWI 9/30/2013 10-Q — 24

Notes to Consolidated Financial Statements

Note 10. Equity

Stock-Based Payments

2010 Equity Incentive Plan and Directors Incentive Plan — 2010 Incentive Plan

We maintain the 2010 Equity Incentive Plan, which authorizes the issuance of shares of our common stock to our officers and officers and employees of the subadvisor, who perform services on our behalf, and to non-director members of the investment committee through stock-based awards. The 2010 Equity Incentive Plan provides for the grant of RSUs and dividend equivalent rights. We also maintain the Directors Incentive Plan — 2010 Incentive Plan, which authorizes the issuance of shares of our common stock to our independent directors. The Directors Incentive Plan — 2010 Incentive Plan provides for the grant of RSUs and dividend equivalent rights. A maximum of 4,000,000 awards may be granted, in the aggregate, under these two plans, of which 3,919,802 shares remained available for future grants at September 30, 2013. In April 2013, 45,000 RSUs were issued to employees of our subadvisor, which vest over three years. We issued 1,000 RSUs to each of our four independent directors during June 2013 with a market price of $10.00 per unit, which vested immediately.

We recognized stock-based compensation expense associated with these awards of less than $0.1 million and of $0.1 million for the three and nine months ended September 30, 2013. We recognized stock-based compensation expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2012, respectively, associated with these awards. Stock-based compensation expense is included within Corporate general and administrative expense in the consolidated financial statements.

We currently expect to recognize stock-based compensation expense totaling approximately $0.8 million over the remaining vesting period. The awards to employees of our subadvisor had a weighted-average remaining contractual term of 2.0 years at September 30, 2013. We have not recognized any income tax benefit in earnings for our share-based compensation arrangements since the inception of these two plans.

Note 11. Subsequent Events

On October 23, 2013, we acquired a 100% interest in the Hawks Cay Resort for $133.8 million from BH/NV Hawks Cay Property Holdings, LLC, an unaffiliated third party, and obtained a non-recourse mortgage loan at closing of $79.0 million. The full service hotel, located on Duck Key in the Florida Keys, includes 177 rooms and a resort residential management program that includes over 250 two-, three- and four-bedroom villas. The hotel and the resort residential program will be managed by Pyramid Hotel Group. It was not practicable to disclose the preliminary purchase price allocation or consolidated pro forma financial information for this transaction given the short period of time between the acquisition date and the issuance of this Report.

On October 25, 2013, we filed a registration statement with the SEC for a possible continuous public offering of up to $350.0 million of our common stock. There can be no assurance that we will actually commence the follow-on offering or successfully sell the full number of shares registered.

CWI 9/30/2013 10-Q — 25

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

Business Overview

As described in Item 1 of our 2012 Annual Report, we are a publicly owned, non-listed REIT formed for the purpose of acquiring, owning, disposing of and, through the advisor, managing and seeking to enhance the value of interests in lodging and lodging-related properties. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions to our stockholders and other factors. We conduct substantially all of our investment activities and own all of our assets through the Operating Partnership. At September 30, 2013, we held ownership interests in 16 hotels, with a total of 3,237 rooms (Note 1), as compared to our ownership interests in six hotels, with a total of 1,062 rooms, at September 30, 2012.

During the nine months ended September 30, 2013, we acquired ten Consolidated Hotels (Note 4). Our results of operations were significantly impacted by acquisition related expenses incurred in 2013 and 2012 and by hotel renovations. Five of our Consolidated Hotels were undergoing renovations during the nine months ended September 30, 2013 and one of our Unconsolidated Hotels was undergoing renovations during the comparable prior year period. These renovations disrupted hotel operations and took rooms out of service, negatively impacting our operating results during the renovation periods.

We use other information that may not be financial in nature, including statistical information, to evaluate the operating performance of our business, including occupancy rate, average daily rate (“ADR”) and revenue per available room (“RevPAR”). Occupancy rate, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance.

Financial and Operating Highlights

(Dollars in thousands, except ADR and RevPAR)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total revenues	$41,014	$5,868	$73,328	$6,778
Net income from equity investments in real estate	117	928	599	1,345
Acquisition-related expenses	5,384	995	17,250	2,826
Net (loss) income attributable to CWI stockholders	(3,055)	3,745	(15,415)	1,520

Cash distributions paid	3,757	914	7,900	1,889

Net cash used in operating activities			(274)	(727)
Net cash used in investing activities			(471,891)	(34,655)
Net cash provided by financing activities			682,747	68,892

Supplemental financial measure:
Modified funds from operations (a)	6,496	833	12,283	498

Combined Portfolio Data: (b)
Occupancy	76.2%	68.3%	74.3%	71.0%
ADR	$177.49	$148.11	$160.01	$145.16
RevPAR	$135.23	$101.10	$118.94	$103.00

__________

(a)         We consider certain supplemental measures not defined by GAAP (“non-GAAP”), such as Modified funds from operations (“MFFO”), to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding

CWI 9/30/2013 10-Q — 26

distributions to stockholders. For a discussion of MFFO, see Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable measure in accordance with GAAP.

(b)         Represents portfolio data for our Consolidated Hotels.

For the three and nine months ended September 30, 2013, we recognized net loss attributable to CWI stockholders of $3.1 million and $15.4 million, respectively, as compared to net income of $3.7 million and $1.5 million for the three and nine months ended September 30, 2012, respectively. Our results for the nine months ended September 30, 2013 reflect acquisition expenses of $17.3 million related to our 2013 hotel acquisitions and, to a lesser extent, the impact of renovation activity. Our results for each of the prior year periods reflect a bargain purchase gain resulting from the acquisition of Lake Arrowhead Resort and Spa, partially offset by acquisition expenses related to our investment activity.

Significant Developments

Offerings

Our initial public offering terminated on September 15, 2013. Since the beginning of this offering on September 15, 2010 through September 15, 2013, we raised $582.4 million, inclusive of reinvested distributions through the DRIP, of which $422.8 million was raised during the nine months ended September 30, 2013.

On October 25, 2013, we filed a registration statement with the SEC for a possible continuous public offering of up to $350.0 million of our common stock. We intend to obtain an estimated net asset value per share (“NAV”) as of September 30, 2013. Prior to the anticipated commencement of the follow-on offering, we intend to pay a stock dividend (the “Proposed Stock Dividend”) on the outstanding shares of common stock.  The Proposed Stock Dividend would have the effect of increasing the total number of outstanding shares of our common stock and of decreasing the NAV. We intend to offer shares of our common stock in the follow-on offering at the NAV grossed up by the 10.0% selling commission and dealer manager fee payable in connection with the follow-on offering.  There can be no assurance that we will actually commence the follow-on offering or successfully sell the full number of shares registered.

Acquisitions and Dispositions

During the nine months ended September 30, 2013, we acquired controlling interests in ten hotels: five hotels included in the Hilton Southeast Portfolio for $94.6 million in the aggregate, the Courtyard Pittsburgh Shadyside for $29.9 million, the Hutton Hotel Nashville for $73.6 million, the Holiday Inn Manhattan 6th Avenue Chelsea for $113.0 million, the Fairmont Sonoma Mission Inn and Spa for $76.6 million and the Marriott Raleigh City Center for $82.2 million, respectively (Note 4). During this period, we sold our 49% interest in the Long Beach Venture for $22.6 million.

Financings

During the nine months ended September 30, 2013, in connection with our 2013 acquisitions, we secured non-recourse mortgage loans aggregating $303.1 million with a weighted-average effective interest rate and term of 4.5% and 10.0 years, respectively (Note 8). We also drew down $2.2 million on existing mortgage loans for renovations.

Distributions

Our third quarter 2013 declared daily distribution was $0.0016304 per share, comprised of $0.0013587 per day payable in cash and $0.0002717 per day payable in shares of our common stock, which equated to $0.6000 per share on an annualized basis and was paid on October 15, 2013 to stockholders of record on each day during the third quarter. Because our initial public offering terminated on September 15, 2013, our board of directors did not declare daily distributions in advance for the fourth quarter of 2013.

Current Trends

Lodging Fundamentals

Smith Travel Research, a leading provider of hospitality industry data, reported that, for the third quarter of 2013, in year-over-year measurements, the U.S. hotel industry’s occupancy rate increased from 67.1% to 67.9%, ADR rose 4.2% from $107.34 to $111.88, and RevPAR increased by 5.5% from $72.00 to $75.97. The industry also had increases in these performance metrics in the second quarter of 2013. Despite continuing global economic concerns as of the date of this Report, hotel operators and industry analysts maintain that key performance indicators show no sign of a slowdown.

CWI 9/30/2013 10-Q — 27

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

Investor Capital Inflows

According to Robert A. Stanger & Co., Inc., investor capital inflows for non-listed REITs overall improved 57.9% during the three months ended September 30, 2013 as compared to the three months ended June 30, 2013.

During the three months ended September 30, 2013, we raised offering proceeds, inclusive of reinvested distributions through the DRIP, of $212.2 million compared to $139.4 million for the three months ended June 30, 2013, an increase of 52.2%. Our initial public offering terminated on September 15, 2013.

Results of Operations

We began making investments in 2011 and as such have a limited operating history. We are dependent upon the remaining proceeds received from our initial public offering to conduct our acquisition activities. As illustrated by the acquisition dates listed in the table below, our results are not comparable period over period because we did not acquire our first Consolidated Hotel until May 2012. We invest in hotels that may require significant renovations. Generally, during the renovation period, a portion of total rooms are unavailable and hotel operations are disrupted, negatively impacting our results of operations. For each acquisition, we also incur acquisition-related costs and fees that impact our results of operations. We utilize the capital from our offering proceeds and mortgage indebtedness to fund our acquisitions.

CWI 9/30/2013 10-Q — 28

The following table sets forth the occupancy rate, ADR and RevPAR from each of our Consolidated Hotels for the three and nine months ended September 30, 2013, as well as the status of any planned renovations (Note 9). For hotels acquired during 2013, this information represents data from their respective acquisition dates through September 30, 2013:

		Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Acquisition	Occupancy			Occupancy			Renovation
Consolidated Hotels	Date	Rate (a)	ADR (a)	RevPAR (a)	Rate (a)	ADR (a)	RevPAR (a)	Status (b)
Hampton Inn Boston Braintree(c)	5/31/2012	86.4%	$148.58	$128.42	69.7%	$140.85	$98.17	Completed
Hilton Garden Inn New Orleans French Quarter/CBD(d)	6/8/2012	46.4%	125.36	58.11	69.2%	157.13	108.68	Substantially completed
Lake Arrowhead Resort and Spa(e)	7/9/2012	66.2%	171.11	113.30	45.6%	167.72	76.42	Substantially completed
Courtyard San Diego Mission Valley	12/6/2012	88.9%	142.91	127.09	84.8%	128.78	109.14	None planned
Hampton Inn Memphis Beale Street	2/14/2013	81.7%	163.80	133.82	84.8%	166.62	141.27	Planned future
Hampton Inn Atlanta Downtown	2/14/2013	65.8%	146.50	96.43	69.0%	142.19	98.08	Planned future
Hampton Inn Birmingham Colonnade	2/14/2013	57.8%	100.30	58.01	67.0%	101.58	68.03	Planned future
Hampton Inn Frisco Legacy Park	2/14/2013	77.9%	110.93	86.41	77.1%	112.66	86.89	Planned future
Hilton Garden Inn Baton Rouge Airport	2/14/2013	55.1%	107.73	59.40	64.1%	112.13	71.86	Substantially completed
Courtyard Pittsburgh Shadyside	3/12/2013	76.9%	163.59	125.79	76.8%	166.55	127.85	Planned future
Hutton Hotel Nashville	5/29/2013	81.6%	201.62	164.45	83.3%	208.36	173.63	None planned
Holiday Inn Manhattan 6th Avenue Chelsea	6/6/2013	94.5%	213.63	201.85	95.1%	216.39	205.79	Planned future
Fairmont Sonoma Mission Inn & Spa	7/10/2013	85.7%	363.35	311.30	85.7%	363.35	311.30	In progress
Marriott Raleigh City Center	8/13/2013	72.6%	136.21	98.82	72.6%	136.21	98.82	Planned future
Consolidated Hotels		76.2%	$177.49	$135.23	74.3%	$160.01	$118.94

__________

(a)         Demand for rooms is seasonal, with highest demand generally in the second and third quarters of the calendar year. As a result, the information presented is not necessarily indicative of future results.

(b)         Our renovation activity is discussed in Note 9.

(c)          For the three months ended September 30, 2012, Occupancy rate, ADR and RevPAR were 77.0%, $137.37 and $105.81, respectively. From the hotel’s acquisition date through September 30, 2012, Occupancy rate, ADR and RevPAR were 80.4%, $137.63 and $110.62, respectively. The hotel experienced significant renovation-related disruption during the first quarter of 2013 and had more than 40% of its potential room nights out of service as a result of room renovations.

(d)        For the three months ended September 30, 2012, Occupancy rate, ADR and RevPAR were 73.7%, $126.32 and $93.15, respectively. From the hotel’s acquisition date through September 30, 2012, Occupancy rate, ADR and RevPAR were 75.6%, $126.15 and $95.33, respectively. The hotel had 20%  and 41% of its potential room nights out of service as a result of room renovations in June 2013 and during the three months ended September 30, 2013, respectively.

(e)          From the hotel’s acquisition date through September 30, 2012, Occupancy rate, ADR and RevPAR were 57.2%, $185.14 and $105.84, respectively. The hotel experienced significant renovation-related disruption during the nine months ended September 30, 2013. During the first quarter of 2013, the hotel had nearly 30% of its potential room nights out of service as a result of room renovations. While no rooms were out of service for renovation during the second and third quarter, the hotel experienced significant disruption from the renovation of public space, resulting in canceled reservations, lost spa revenue and guest concessions.

CWI 9/30/2013 10-Q — 29

Hotel Revenues

For the three and nine months ended September 30, 2013 as compared to the same periods in 2012, hotel revenues increased by $35.1 million and $66.6 million, respectively. As illustrated by the acquisition dates listed in the table above, our results are not comparable period over period because of hotel acquisitions in 2012 and 2013. Hotel revenues for the three and nine months ended September 30, 2013 were adversely affected by renovation disruptions at certain hotels as noted above.

Hotel Expenses

During the three and nine months ended September 30, 2013, our Consolidated Hotels incurred aggregate hotel operating expenses of $32.1 million and $57.7 million, respectively, representing 78.2% and 78.7%, respectively, of total hotel revenues. During the three and nine months ended September 30, 2012, our Consolidated Hotels incurred aggregate hotel operating expenses of $5.1 million and $5.7 million, respectively, representing 87.2% and 84.1%, respectively, of total hotel revenues. As illustrated by the acquisition dates listed in the table above, our results are not comparable period over period because of hotel acquisitions in 2012 and 2013.

Acquisition-Related Expenses

We immediately expense acquisition-related costs and fees associated with business combinations. For the three and nine months ended September 30, 2013, acquisition-related expenses totaled $5.4 million and $17.3 million, respectively, compared to $1.0 million and $2.8 million, respectively, during the comparable prior year periods, as a result of the greater number and size of hotels acquired during the current year periods compared to the respective prior year periods (Note 4).

Management Expenses

For the three and nine months ended September 30, 2013 as compared to the same periods in 2012, management expenses increased by $0.1 million and $0.3 million, respectively, as a result of our acquisition activity during 2012 and 2013 and the increase in the number of hotels managed.

Corporate General and Administrative Expenses

For the three and nine months ended September 30, 2013 as compared to the same periods in 2012, corporate general and administrative expenses increased by $0.8 million and $2.0 million, respectively, primarily due to increases in professional fees. Professional fees include legal, accounting and investor-related expenses incurred in the normal course of business and increased as a result of higher investment activity in 2012 and 2013, as well as an increase in the size of our hotel portfolio in the current year periods over the respective prior year periods.

Asset Management Fees to Affiliate

For the three and nine months ended September 30, 2013 as compared to the same periods in 2012, asset management fees increased by $0.7 million and $1.4 million, respectively. Such fees, which are paid to the advisor, are based on the value of average total assets under management and reflect our acquisition activity during 2013 and, to a lesser extent, 2012.

Operating Income (Loss)

For the three and nine months ended September 30, 2013, operating income was $1.1 million and operating loss was $7.4 million, respectively, as compared to operating losses of $1.1 million and $3.8 million, respectively, for the comparable prior year periods. Operating income for the three months ended September 30, 2013 was primarily a result of the increase in the size of our hotel portfolio, resulting in sufficient operating income to offset acquisition expenses.  The operating losses incurred for the nine months ended September 30, 2013 and the three and nine months ended September 30, 2012 were primarily driven by acquisition-related expenses of $17.3 million for the nine months ended September 30, 2013 and $1.0 million and $2.8 million for the three and nine months ended September 30, 2012, respectively, as described above.

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

CWI 9/30/2013 10-Q — 30

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

	Three Months Ended September 30, 2013				Nine Months Ended September 30, 2013
		Hyatt French	Westin			Hyatt French	Westin
	Long Beach	Quarter	Atlanta		Long Beach	Quarter	Atlanta
	Venture (a)	Venture (b)	Venture (c)	Total	Venture (a)	Venture (b)	Venture (c)	Total
Income (loss) from equity investments	$1,928	$(1,524)	$(287)	$117	$2,601	$(1,006)	$(996)	$599
Occupancy rate	-	67.1%	78.9%	74.1%	73.3%	79.0%	78.6%	77.2%
ADR	$-	$127.40	$106.57	$114.23	$148.84	$158.49	$109.86	$134.87
RevPAR	$-	$85.54	$84.07	$84.66	$109.05	$125.13	$86.34	$104.08

	Three Months Ended September 30, 2012				Nine Months Ended September 30, 2012
		Hyatt French				Hyatt French
	Long Beach	Quarter			Long Beach	Quarter
	Venture (a)	Venture (b)		Total	Venture (a)	Venture (b)		Total
Income from equity investments	$900	$28		$928	$1,268	$77		$1,345
Occupancy rate	83.5%	67.0%		76.7%	78.6%	58.2%		70.1%
ADR	$147.40	$127.20		$140.12	$143.46	$144.49		$143.81
RevPAR	$123.12	$85.20		$107.47	$112.71	$84.02		$100.85

__________

(a)         We sold our interest in this venture on July 17, 2013 and recognized a gain of $1.8 million, which is included in Net income from equity investments in the consolidated statement of operations (Note 5).

(b)         Loss from equity investments recorded during the three months ended September 30, 2013 reflects our share of losses recognized by the venture as a result of an overall decline in hotel occupancy in the New Orleans area during the quarter, as well as a $0.6 million loss on extinguishment of debt recognized by the venture as a result of refinancing its outstanding mortgage loan. The refinancing substantially reduced the interest rate of the mortgage loan and extended the maturity. For the nine months ended September 30, 2013, these losses were partially offset by our share of the improved operations of the hotel during the first and second quarters of 2013. Occupancy rate, RevPAR and ADR at the hotel owned by this venture for the nine months ended September 30, 2013 increased compared to the same period in 2012 due to substantial renovations from October 2011 through May 2012, which adversely affected occupancy rate, RevPAR and ADR in the prior year period.

(c)          The losses for the three and nine months ended September 30, 2013 reflect weak seasonal demand in the first and second quarters, as well as overall weak demand prior to the completion of hotel renovations, which commenced in September 2013 and are currently expected to be completed in early 2014.

Bargain Purchase Gain

During both the three and nine months ended September 30, 2012, we recognized a bargain purchase gain of $3.8 million on the purchase of our controlling interest in the Lake Arrowhead Resort and Spa because the fair value assigned to the assets acquired, net of liabilities assumed, exceeded the consideration paid.

Interest Expense

For the three and nine months ended September 30, 2013 as compared to the same periods in 2012, interest expense increased by $3.9 million and $7.6 million, respectively, primarily as a result of mortgage financing obtained or assumed in connection with our acquisitions of Consolidated Hotels during 2012 and 2013.

CWI 9/30/2013 10-Q — 31

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests reflects our venture partners’ share of losses based on the hypothetical liquidation at book value model (Note 5). Amounts attributable to noncontrolling interests for the Hilton Garden Inn New Orleans French Quarter/CBD, which was acquired in June 2012, were losses of $0.5 million for both the three and nine months ended September 30, 2013 and losses of $0.3 million and $0.7 million for the three and nine months ended September 30, 2012, respectively. Losses incurred during the 2013 periods were primarily a result of renovation activity at this hotel during the relevant periods. Amounts attributable to noncontrolling interests for the Lake Arrowhead Resort and Spa, which was acquired in July 2012, were a loss of $0.1 million for the nine months ended September 30, 2013 and a loss of $0.2 million for both the three and nine months ended September 30, 2012. The losses attributable to noncontrolling interests for Hilton Garden Inn New Orleans French Quarter/CBD and Lake Arrowhead Resort and Spa for the three and nine months ended September 30, 2013 were partially offset by income attributable to noncontrolling interests for Fairmont Sonoma Mission Inn & Spa of less than $0.1 million for both periods.

Net (Loss) Income Attributable to CWI Stockholders

For the three and nine months ended September 30, 2013, the resulting net loss attributable to CWI stockholders was $3.1 million and $15.4 million, respectively. For the three and nine months ended September 30, 2012, the resulting net income attributable to CWI stockholders was $3.7 million and $1.5 million, respectively.

Modified Funds from Operations

MFFO is a non-GAAP measure we use to evaluate our business. For a definition of MFFO and a reconciliation to net income attributable to CWI stockholders, see Supplemental Financial Measures below.

For the three and nine months ended September 30, 2013 as compared to the same periods in 2012, MFFO increased by $5.7 million and $11.8 million, respectively. The improvement in MFFO principally reflects the increase in income attributed to hotel operations, in each of the current year periods compared to the same periods in 2012.

Financial Condition

Our initial public offering terminated on September 15, 2013. We expect to use uninvested capital raised from our initial public offering to acquire, own and manage a portfolio of hotels as well as seek to enhance the value of interests in lodging and lodging-related properties.

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

Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements generally through existing cash and escrow balances, cash flow generated from our hotels, if any, and, if necessary, short-term borrowings from the advisor or its affiliates, as described below in Cash Resources. We expect that cash flow from operations will be negatively impacted in the period of acquisition by several factors, primarily renovation disruption, acquisition costs and other administrative costs related to our regulatory reporting requirements specific to each acquisition. In later periods, we expect that our hotels will generate positive cash flow. However, until our offering proceeds are fully invested and any renovations have been completed, it may be necessary to use uninvested proceeds from our initial public offering to fund a portion of our operating activities. Over time, we expect to meet our long-term liquidity requirements, including funding additional hotel property acquisitions, through cash on hand and long-term secured and unsecured borrowings.

CWI 9/30/2013 10-Q — 32

To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from future cash generated from operations or through short-term borrowings from the advisor or its affiliates, as described below in Cash Resources. In addition, we may incur indebtedness in connection with the acquisition of real estate, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financings or refinancings in additional properties.

Sources and Uses of Cash During the Period

We expect to use the cash flow generated from hotel operations to meet our normal recurring operating expenses and service debt. Our cash flows fluctuate from period to period due to a number of factors, which may include, among other things, the financial and operating performance of our hotels, the timing of purchases of hotels, the timing and characterization of distributions from equity method investments in hotels and seasonality in the demand for our hotels. Also, many hotels we invest in require renovations. During periods of renovation, the hotel may experience disruptions and generally a portion of total rooms are unavailable, possibly resulting in reduced revenue and operating income. Despite these fluctuations, we believe that, as we continue to invest the remaining proceeds of our initial public offering, we will generate sufficient cash from operations and from our equity method investments to meet our normal recurring short-term and long-term liquidity needs. However, currently our investments do not generate sufficient cash flow from operations to meet our short-term liquidity needs, which we expect to continue until we have fully invested the remaining proceeds of our initial public offering and any renovations at our hotels have been completed. Currently, we expect to use existing cash resources and, if necessary, borrowings from the advisor or its affiliates, as described below in Cash Resources to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities

During the nine months ended September 30, 2013, net cash used in operating activities was $0.3 million. This net cash outflow primarily resulted from acquisition-related expenses we incurred and the impact of renovation-related disruptions on hotel operating results during the period.

Investing Activities

During the nine months ended September 30, 2013, we used offering proceeds totaling $482.7 million for acquisitions, comprised of $113.0 million for the Holiday Inn Manhattan 6th Avenue Chelsea, $94.6 million for the Hilton Southeast Portfolio, $89.4 million for the Fairmont Sonoma Mission Inn & Spa, $82.2 million for the Marriott Raleigh City Center, $73.6 million for the Hutton Hotel Nashville and $29.9 million for the Courtyard Pittsburgh Shadyside (Note 4). We funded $9.1 million of capital expenditures for our Consolidated Hotels. We received $28.2 million in distributions from equity investments in real estate in excess of equity in net income, inclusive of proceeds of $22.0 million from the sale of our interest in the Long Beach Venture. Funds totaling $19.4 million and $11.1 million, respectively, were placed in and released from lender-held escrow accounts for renovations, property taxes and insurance.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2013 was $682.7 million, primarily as a result of raising funds through the issuance of shares of our common stock in our initial public offering totaling $376.4 million, net of issuance costs through its termination on September 15, 2013, and $305.2 million of mortgage financing in connection with our acquisitions during the period. Our mortgage financing was comprised of $80.0 million for the Holiday Inn Manhattan 6th Avenue Chelsea, $64.5 million for the Hilton Southeast Portfolio, $51.5 million for the Marriott Raleigh City Center, $44.0 million for the Fairmont Sonoma Mission Inn & Spa (including $12.8 million attributable to noncontrolling interest), $44.0 million for the Hutton Hotel Nashville, and $19.1 million for the Courtyard Pittsburgh Shadyside, as well as draws aggregating $2.2 million on the Hampton Inn Boston Braintree and Courtyard Pittsburgh Shadyside mortgage loans for renovations. These inflows were partially offset by cash distributions paid to stockholders of $7.9 million and payments of deferred financing costs of $3.4 million.

Our objectives are to generate sufficient cash flow over time to provide stockholders with increasing distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. From inception through September 30, 2013, we have declared distributions, excluding distributions paid in shares of our common stock, to stockholders totaling $17.9 million, which were comprised of cash distributions of $7.6 million and $10.3 million reinvested by stockholders in shares of our common stock pursuant to our DRIP. We have determined that Funds from Operations (“FFO”), is a more appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see “Supplemental Financial Measures” below. To date, we have not yet generated sufficient FFO to fund our distributions; therefore, we have funded all of our cash distributions to date from the proceeds of our initial public offering.

CWI 9/30/2013 10-Q — 33

Redemption Plan

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our Board of Directors, redeem shares of our common stock from stockholders seeking liquidity. During the nine months ended September 30, 2013, requests were received to redeem 20,621 shares of our common stock pursuant to our redemption plan, all of which were redeemed during the period at a weighted average price of $9.39, which is net of redemption fees, totaling $0.2 million.

Summary of Financing

Our non-recourse long-term debt for our Consolidated Hotels, which totaled $393.7 million at September 30, 2013, was comprised of fixed rate debt and variable-rate debt that has been effectively swapped to a fixed rate through interest rate swaps (Note 8). At September 30, 2013, none of these interest rate swaps were scheduled to expire during the next 12 months.

Most of our loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s restricted cash account and would be triggered under limited circumstances, including the failure to maintain minimum debt service coverage ratios.  If the provisions were triggered, the lender would retain a portion of cash sufficient to cover the required debt service; however, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel, even if a lock-box provision were triggered.  At the date of this filing, all of our hotels exceed the applicable minimum debt service coverage ratios.

Cash Resources

At September 30, 2013, we had cash totaling $241.3 million. Our cash resources may be used to fund future investments and can be used for working capital needs, debt service and other commitments. We also had unfunded mortgage loan proceeds of $1.1 million available as draws to fund renovations.

In January 2013, our Board of Directors and the board of directors of W. P. Carey approved loans to us of up to $50.0 million in the aggregate, at a rate of LIBOR plus 2.0%, which is equal to the rate at which W. P. Carey currently borrows funds, under its existing credit facility, for the purpose of facilitating acquisitions approved by our investment committee that we might not otherwise have sufficient available funds to complete. Any such loans may be made solely at the discretion of the management of W. P. Carey. Through the date of this Report, no such loans have been made pursuant to these approvals; however, W. P. Carey has provided similar loans to us in the past, all of which were repaid on or prior to their maturity dates.

Cash Requirements

During the next 12 months, we expect that cash payments will include acquiring new investments, paying distributions to our stockholders, making scheduled debt payments, reimbursing the advisor for costs incurred on our behalf, fulfilling our intended renovation commitments (Note 9) and paying normal recurring operating expenses. As described above, we expect to fund this activity through cash on hand, any cash flow generated from our hotels or, for acquisitions, through short-term borrowings from the advisor or its affiliates.

The mortgage loans for our Consolidated Hotels have no lump-sum or “balloon” payments due until 2015; however, $19.9 million of scheduled debt payments and interest on such borrowings are due during the next 12 months.

CWI 9/30/2013 10-Q — 34

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at September 30, 2013 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Third-party non-recourse mortgage debt - principal (a)	$393,905	$2,151	$35,434	$227,698	$128,622
Interest on borrowings (b)	99,844	17,779	34,092	27,785	20,188
Due to affiliate (c)	606	606	-	-	-
Capital commitments (d)	11,718	11,718	-	-	-
	$506,073	$32,254	$69,526	$255,483	$148,810

__________

(a)         Excludes unamortized discount of $0.2 million.

(b)         For variable-rate debt, interest on borrowings is calculated using the swapped interest rate.

(c)          Primarily represents amounts to be reimbursed to the advisor related to operating expenses initially paid by the advisor pursuant to the advisory agreement (Note 3).

(d)         Capital commitments represent our remaining renovation commitments under hotel franchise agreements at our Consolidated Hotels (Note 9).

Supplemental Financial Measures

In the real estate industry, analysts and investors employ certain non-GAAP supplemental financial measures in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we use FFO and MFFO, supplemental non-GAAP measures, which are uniquely defined by our management. We believe these measures are useful to investors to consider because they may assist them to better understand and measure the performance of our business over time and against similar companies. A description of FFO and reconciliations of FFO and MFFO to the most directly comparable GAAP measures are provided below.

FFO and MFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net (loss) income attributable to CWI stockholders	$(3,055)	$3,745	$(15,415)	$1,520
Adjustments:
Depreciation and amortization of real property	5,394	536	10,207	621
Gain on sale of equity investment	(1,802)	-	(1,802)	-
Proportionate share of adjustments for partially-owned entities — FFO adjustments	1,313	-	2,458	-
FFO — as defined by NAREIT	1,850	4,281	(4,552)	2,141
Acquisition expenses (a)	5,384	995	17,250	2,826
Other depreciation, amortization and non-cash charges	23	69	73	322
Bargain purchase gain on acquisition	-	(3,809)	-	(3,809)
Proportionate share of adjustments for partially-owned entities — MFFO adjustments	(761)	(703)	(488)	(982)
Total adjustments	4,646	(3,448)	16,835	(1,643)
MFFO (b)	$6,496	$833	$12,283	$498

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

CWI 9/30/2013 10-Q — 35

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

(b)         Effective January 1, 2013, we are computing our proportionate share of adjustments in partially owned entities using the hypothetical liquidation at book value method of accounting. We believe that it is more appropriate to compute our share under this method so as to appropriately reflect the economics of the partnership agreements in such investments. Had our share of adjustments for partially-owned entities been calculated in a similar manner for the three and nine months ended September 30, 2012, our share of adjustments for partially-owned entities would have been $(0.3) million and $(0.6) million, respectively. Had MFFO been calculated in a similar manner for the three and nine months ended September 30, 2012, the MFFO would have been $0.5 million and $0.8 million, respectively.

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

CWI 9/30/2013 10-Q — 36

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

CWI 9/30/2013 10-Q — 37

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

CWI 9/30/2013 10-Q — 38

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

As described in Note 7, we were exposed to geographic concentrations. In addition we are exposed to concentrations within the brands under which we operate our hotels.

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

We estimate that the net fair value of our interest rate swaps, which are included in Other assets and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, were in a net liability position of $0.2 million at September 30, 2013. In addition, two unconsolidated investments, in which we have interests of 80% and 57%, respectively, had an interest rate swap and cap, respectively, which, in the aggregate, were in a net liability position of $0.5 million, representing the aggregate amount attributable to the entities, not our proportionate share, at September 30, 2013 (Note 7).

At September 30, 2013, all of our long-term debt either bore interest at fixed rates or was swapped to a fixed rate. The annual interest rates on our fixed-rate debt at September 30, 2013 ranged from 4.1% to 5.3%. The effective annual interest rates on our variable-rate debt at September 30, 2013 ranged from 4.1% to 5.0%. Our debt obligations are more fully described under Financial Condition in Item 2 above. The following table presents principal cash flows for our Consolidated Hotels for each of the next five years and thereafter based upon expected maturity dates of our debt obligations outstanding at September 30, 2013 (in thousands):

	2013
	(Remainder)	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed-rate debt	$167	$1,390	$20,309	$3,261	$3,781	$239,819	$268,727	$262,912
Variable-rate debt	$50	$1,280	$10,833	$1,700	$67,975	$43,340	$125,178	$127,245

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt, excluding the impact of the interest rate swaps, at September 30, 2013 by an aggregate increase of $16.9 million or an aggregate decrease of $18.0 million, respectively.

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

CWI 9/30/2013 10-Q — 39

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2013, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2013 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CWI 9/30/2013 10-Q — 40

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

For the three months ended September 30, 2013, we issued 77,646 shares of common stock to the advisor as consideration for asset management fees. These shares were issued at $10.00 per share, which was the price at which our shares were sold in our initial public offering. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

Use of Offering Proceeds

We intend to use the remaining net proceeds of our initial public offering to acquire, own and manage a portfolio of interests in lodging and lodging related properties and fund distributions to our stockholders. The use of proceeds from our initial public offering of common stock, which commenced in March 2011 pursuant to our Registration Statement (File No. 333-149899) that was declared effective in September 2010 and terminated on September 15, 2013, was as follows at September 30, 2013 (in thousands, except share amounts):

Shares registered	100,000,000
Aggregate price of offering amount registered	$1,000,000
Shares sold (a)	57,807,396
Aggregated offering price of amount sold	$575,810
Direct or indirect payments to the advisor including directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(47,582)
Direct or indirect payments to broker-dealers	(17,283)
Net offering proceeds to the issuer after deducting expenses	510,945
Purchases of real estate related assets, net of financings	(267,327)
Acquisition-related expenses	(23,297)
Cash distributions paid to stockholders	(11,616)
Repayment of mortgage financing	(2,324)
Proceeds from sale of equity investment	21,993
Working capital and other	12,937
Temporary investments in cash and cash equivalents	$241,311

____________

(a)         Excludes shares issued to affiliates, including our advisor, and shares issued pursuant to our DRIP.

Issuer Purchases of Equity Securities

For the three months ended September 30, 2013, we received requests to redeem 19,883 shares of our common stock pursuant to our redemption plan, which were all redeemed during the period.

CWI 9/30/2013 10-Q — 41

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2013 Period	shares purchased (a)	paid per share	plans or program (a)	plans or program (a)
July	—	—	N/A	N/A
August	—	—	N/A	N/A
September	19,883	$9.38	N/A	N/A
Total	19,883

____________

(a)         Represents shares of our common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders who have held their shares for at least one year from the date of their issuance, subject to certain exceptions, conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our Board of Directors. We receive fees in connection with share redemptions.

CWI 9/30/2013 10-Q — 42

Item 6. Exhibits.

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
10.1

Purchase and Sale Agreement, dated as of May 29, 2013, by and between Noble Raleigh Associates, LLC and CWI Raleigh Hotel, LLC (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated August 19, 2013)

10.2

First Amendment to Purchase and Sale Agreement, dated as of June 3, 2013, by and between Noble Raleigh Associates, LLC and CWI Raleigh Hotel, LLC (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated August 19, 2013)

10.3

Letter Agreement, dated as of June 19, 2013, by and between Noble Raleigh Associates, LLC and CWI Raleigh Hotel, LLC (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated August 19, 2013)

10.4

Second Amendment to Purchase and Sale Agreement, dated as of June 27, 2013, by and between Noble Raleigh Associates, LLC and CWI Raleigh Hotel, LLC (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated August 19, 2013)

10.5

Purchase and Sale Agreement, dated as of August 16, 2013, by and between BH/NV Hawks Cay Property Holdings, LLC and CWI Keys Hotel, LLC (Incorporated by reference to Exhibit 10.1 to Current Report on From 8-K filed on October 29, 2013)

10.6

Letter Agreement to Purchase and Sale Agreement, dated as of August 29, 2013, by and between BH/NV Hawks Cay Property Holdings, LLC and CWI Keys Hotel, LLC (Incorporated by reference to Exhibit 10.2 to Current Report on From 8-K filed on October 29, 2013)

10.7

First Amendment to Purchase and Sale Agreement, dated as of September 25, 2013, by and between BH/NV Hawks Cay Property Holdings, LLC and CWI Keys Hotel, LLC (Incorporated by reference to Exhibit 10.3 to Current Report on From 8-K filed on October 29, 2013)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Carey Watermark Investors Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2013 and 2012, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2013 and the year ended December 31, 2012, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.

CWI 9/30/2013 10-Q — 43

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors Incorporated
Date: November 12, 2013
	By:	/s/ Catherine D. Rice
Catherine D. Rice
Chief Financial Officer
(Principal Financial Officer)

Date: November 12, 2013
	By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Accounting Officer
(Principal Accounting Officer)

CWI 9/30/2013 10-Q — 44

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
10.1

Purchase and Sale Agreement, dated as of May 29, 2013, by and between Noble Raleigh Associates, LLC and CWI Raleigh Hotel, LLC (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated August 19, 2013)

10.2

First Amendment to Purchase and Sale Agreement, dated as of June 3, 2013, by and between Noble Raleigh Associates, LLC and CWI Raleigh Hotel, LLC (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated August 19, 2013)

10.3

Letter Agreement, dated as of June 19, 2013, by and between Noble Raleigh Associates, LLC and CWI Raleigh Hotel, LLC (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated August 19, 2013)

10.4

Second Amendment to Purchase and Sale Agreement, dated as of June 27, 2013, by and between Noble Raleigh Associates, LLC and CWI Raleigh Hotel, LLC (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K dated August 19, 2013)

10.5

Purchase and Sale Agreement, dated as of August 16, 2013, by and between BH/NV Hawks Cay Property Holdings, LLC and CWI Keys Hotel, LLC (Incorporated by reference to Exhibit 10.1 to Current Report on From 8-K filed on October 29, 2013)

10.6

Letter Agreement to Purchase and Sale Agreement, dated as of August 29, 2013, by and between BH/NV Hawks Cay Property Holdings, LLC and CWI Keys Hotel, LLC (Incorporated by reference to Exhibit 10.2 to Current Report on From 8-K filed on October 29, 2013)

10.7

First Amendment to Purchase and Sale Agreement, dated as of September 25, 2013, by and between BH/NV Hawks Cay Property Holdings, LLC and CWI Keys Hotel, LLC (Incorporated by reference to Exhibit 10.3 to Current Report on From 8-K filed on October 29, 2013)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Carey Watermark Investors Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2013 and 2012, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2013 and the year ended December 31, 2012, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.