Form 10-K
period 2013-12-31
Carey Watermark Investors Inc
filed 2014-03-18
CIK 1430259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Registrant has no active market for its common stock. Non-affiliates held 37,505,412 shares of common stock at June 30, 2013.
As of February 28, 2014, there were 68,583,892 shares of common stock of registrant outstanding.

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

CWI 2013 10-K – -1

PART I

Item 1. Business.

General Development of Business

Overview

Carey Watermark Investors Incorporated (“CWI” and, together with its consolidated subsidiaries, “we,” “us” or “our”) is a publicly owned, non-listed real estate investment trust (“REIT”) formed as a Maryland corporation in March 2008 for the purpose of acquiring, owning, disposing of and, through Carey Lodging Advisors, LLC, a Delaware limited liability company (the “advisor”), managing and seeking to enhance the value of interests in lodging and lodging-related properties, primarily in the United States (“U.S.”). As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions to our stockholders and other factors. We intend to conduct substantially all of our investment activities and own all of our assets through CWI OP, LP, a Delaware limited partnership (the “Operating Partnership”). We are a general partner and a limited partner of, and own a 99.985% capital interest in, the Operating Partnership. Carey Watermark Holdings, LLC (“Carey Watermark Holdings”), which is owned indirectly by W. P. Carey Inc. (“WPC”) and Watermark Capital Partners, LLC (“Watermark Capital Partners”), the parent of the subadvisor as described below, holds a special general partner interest of 0.015% in the Operating Partnership. In order to qualify as a REIT, we cannot operate hotels directly, therefore, we lease our hotels to our wholly-owned taxable REIT subsidiaries (“TRSs”), or one or more TRSs that we may form in the future (collectively, the “TRS lessees”). At December 31, 2013, we held ownership interests in 18 hotels, with a total of 3,967 rooms.

We are managed by the advisor, an indirect subsidiary of WPC, pursuant to an advisory agreement, dated September 15, 2010 (the “advisory agreement”), among us, the Operating Partnership and the advisor. Under the advisory agreement, the advisor is responsible for managing our overall portfolio including providing oversight and strategic guidance to the independent property operators that manage our properties. On September 15, 2010, CWA, LLC (the “subadvisor”) entered into a subadvisory agreement (the “subadvisory agreement”) with the advisor. The subadvisor provides services to the advisor primarily relating to acquiring, managing, financing and disposing of our assets and overseeing the independent property operators that manage the day-to-day operations of our properties. In addition, the subadvisor provides us with the services of Michael G. Medzigian, our chief executive officer, during the term of the subadvisory agreement, subject to the approval of our independent directors.

WPC is a publicly traded REIT listed on the New York Stock Exchange under the symbol “WPC.” WPC has sponsored and advised nine partnerships and eight real estate investment trusts (the “CPA® REITs”) under the Corporate Property Associates and Carey Institutional Properties brand names during WPC’s 40-year history. None of the currently active CPA® REITs is focused on investing in lodging and lodging-related properties.

Watermark Capital Partners is a private investment firm formed in May 2002 that focuses its investment activities on assets that benefit from specialized marketing strategies and demographic shifts, including hotels and resorts, resort residential products, recreational projects including golf and club ownership programs, and new-urbanism and mixed-use projects. The principal of Watermark Capital Partners, Mr. Medzigian, has managed lodging properties valued in excess of $3.2 billion in aggregate during his over 31 years of experience in the lodging and real estate industries, including as the chief executive officer of Lazard Freres Real Estate Investors, a real estate private equity management organization, and as a senior partner of Olympus Real Estate Corporation, the real estate fund management affiliate of Hicks, Muse, Tate and Furst Incorporated.
In our initial public offering, which ran from September 15, 2011 through September 15, 2013, we raised $586.2 million, inclusive of reinvested distributions through our distribution reinvestment plan (“DRIP”). The registration statement for our initial public offering covered up to 100,000,000 shares of our common stock at $10.00 per share and up to 25,000,000 shares of our common stock at $9.50 per share pursuant to our DRIP. Our initial public offering was offered on a “best efforts” basis by Carey Financial, LLC (“Carey Financial”), an affiliate of the advisor, and other selected dealers.
We commenced a follow-on public offering of up to an additional $350.0 million of our common stock and an additional $300.0 million in shares of common stock through our DRIP on December 20, 2013. We intend to invest the remaining net proceeds of our initial public offering and the proceeds of our follow-on offering in lodging and lodging related properties.

CWI 2013 10-K – -2

Our net asset value per share (“NAV”) was calculated by our advisor relying in part on appraisals of the fair market value of our real estate portfolio provided by PKF Consulting USA, LLC and estimates of the fair market value of our mortgage debt provided by Robert A. Stanger & Co., Inc., each of which is an independent consultant and service provider to the real estate industry. The net amount was then adjusted for estimated disposition costs (including estimates of expenses, commissions and fees payable to the advisor) and our other net assets and liabilities at the same date.

Our NAV was estimated at $10.24 per share based on shares outstanding at November 30, 2013. In December 2013, we declared a special stock dividend where stockholders of record as of the close of business on December 16, 2013 received 0.1375 shares of our common stock for each share owned. Shares were issued on December 19, 2013. As a result of the increased number of outstanding shares of our common stock due to the special stock dividend, the estimated per share
NAV was adjusted from $10.24 to $9.00. This adjustment facilitates equivalent treatment of investors in our initial public offering and investors in our follow-on offering and enables us to offer our stock in the follow-on offering at a consistent price of $10.00 per share, inclusive of commissions and offering costs.

We have no employees. At December 31, 2013, WPC employed 251 individuals who are available to perform services for us under our agreement with the advisor (Note 3) and Watermark Capital Partners employed nine.

Financial Information About Segments

We operate in one reportable segment, hospitality. Refer to “Our Portfolio” below.

Financial Statements for Equity Investments

The Long Beach Venture, in which we sold our interest on July 17, 2013, Hyatt French Quarter Venture and Westin Atlanta Venture, as fully described in Note 5 were significant equity investments for 2012, although not for 2013. As a result, separate financial statements for these ventures are included as exhibits to this Report. See Item 15(a)(2) of this Report.

Narrative Description of Business

Industry Overview

The lodging industry continues to be in a period of recovery that we believe provides growth oriented opportunities as well as opportunities associated with recapitalizations and deleveraging transactions that have continued since the economic downturn in 2008 and 2009. As a result of the deterioration in market and operating fundamentals during the economic downturn, as well as declines in hotel values that resulted during the period, certain owners of lodging properties are continuing to experience distressed situations as they face legacy capital structure issues and the inability to refinance existing debt as it comes due. Many of these hotels require additional capital as they approach or extend into their recurring renovation cycle. We believe that over-extended borrowers’ attempts to reduce their leverage and improve their capital structure has presented and will continue to present a need for new equity capital, which we seek to provide. In addition, we believe that certain owners that experienced partial recovery or that held through the downturn are now motivated to market their properties. Given the conditions caused by the economic distress of the recent recession, and coupled with the experience and expertise of our advisor and the subadvisor, we believe we are well positioned to capitalize on these opportunities to create an attractive investment portfolio.

According to data from Smith Travel Research, the U.S. hotel industry reported year-over-year revenue per available room (“RevPAR”) increases for 2013 and 2012 of 5.4% and 6.8%, respectively. One of the factors contributing to this growth has been the lack of financing for new hotel construction, which is limiting the introduction of new rooms and thus bolstering the demand for existing supply. While we remain encouraged by the improvement in lodging fundamentals and believe that we continue to operate in an expansionary phase of the economic cycle, lodging valuations in 2013 did not fully recover to prerecessionary levels. As a result, the ability to refinance highly leveraged loans remains a challenge for many owners. In addition, hotels that were forced to cut back on capital expenditures during the recession are struggling to find the funds necessary to maintain and/or renovate their assets. We believe that the combination of depressed property values and significant capital expenditure needs has created an environment with opportunities to invest new equity capital at attractive risk adjusted returns.

CWI 2013 10-K – -3

Business Objectives and Strategy

Our objective is to achieve long-term growth in value and generate attractive risk-adjusted returns, meaning returns that are attractive in light of the risk involved in generating the returns, for our stockholders primarily through capital appreciation and also through current distributions. We seek to create a portfolio with the potential to generate attractive risk-adjusted returns across varying economic cycles, including by taking advantage of opportunities to acquire assets at attractive prices and properties that we believe will benefit from our asset management strategy.

Our core strategy for achieving these objectives is to acquire, own, dispose of, manage and seek to enhance the value of lodging and lodging-related properties.

The lodging properties we acquire may include full-service branded hotels located in urban settings, resort properties, high-end independent urban and boutique hotels, select-service hotels and mixed-use projects with non-lodging components. Full-service hotels generally provide a full complement of guest amenities, including food and beverage services, meeting and conference facilities, concierge and room service, porter service or valet parking, among others. Select-service hotels typically have limited food and beverage outlets and do not offer comprehensive business or banquet facilities. Resort properties may include smaller boutique hotels and large-scale integrated resorts. We generally intend to acquire fee ownership of our properties but may consider leasehold interests. While we expect our portfolio to develop based upon opportunities and market conditions prevailing from time to time, we expect to target a mix of properties, including those that offer high current income, value-added properties that provide opportunity for capital appreciation and, to the extent available, distressed situations where our investment may be on opportunistic terms.

At this time we are unable to predict what percentage of our assets may consist of investments in any category of the target lodging portfolio. Through the date of this Report, we have invested in full-service, select-service, resort, and boutique hotels. As opportunities arise, we may seek to expand our portfolio to include other types of real estate-related investments in the lodging sector, such as loans secured by lodging properties, mezzanine loans related to lodging properties (i.e., loans senior to the borrower’s common and preferred equity in, but subordinated to a mortgage loan on, a property), subordinated interests in loans secured by lodging properties and equity and debt securities issued by companies engaged in the lodging sector. We may invest in the securities of other issuers for the purpose of exercising control.

While our core strategy is focused on the lodging industry, we may also invest in other real estate property sectors, although we have not made any such investments to date. We will adjust our investment focus from time to time based upon market conditions and the advisor’s views on relative value as market conditions change. Our portfolio may include the following:

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

Our Portfolio

At December 31, 2013, our portfolio was comprised of our full or partial ownership in 18 hotels with 3,967 guest rooms, in the domestic U.S. market (Note 1).

Holding Period

We generally intend to hold our investments in real property for an extended period depending on the type of investment. We may dispose of other types of investments, such as investments in securities, more frequently. The determination of whether a

CWI 2013 10-K – -4

particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions, with a view to achieving maximum capital appreciation for our stockholders and avoiding increases in risk. No assurance can be given that this objective will be realized.

Our intention is to consider alternatives for providing liquidity for our stockholders beginning not later than six years following the termination of our initial public offering, which terminated in September 2013. If we have not consummated a liquidity transaction by September 30, 2019, our board of directors will be required to consider (but will not be required to commence) an orderly liquidation of our assets, which would require the approval of our stockholders. A liquidity transaction could include sales of assets, either on a portfolio basis or individually, a listing of our shares on a national securities exchange, a merger (which may include a merger with our advisor or its affiliates, or one or more entities managed by our advisor or subadvisor in the future or another transaction approved by our board of directors.

Investment Decisions

The subadvisor provides services to the advisor primarily relating to evaluating, negotiating and structuring potential investment opportunities for us. Before an investment is made, the transaction is also reviewed by the investment committee, unless the purchase price and contemplated capital improvements to the investment are $10.0 million or less, in which case the investment may be approved by our Chief Executive Officer. The investment committee retains the authority to identify other categories of transactions that may be entered into without its prior approval. The investment committee is not directly involved in originating or negotiating potential investments, but instead functions as a separate and final step in the acquisition process.

Financing Strategies

At December 31, 2013, our investment portfolio, including both our consolidated and equity method investments, was 66% leveraged. We may fund some individual investments solely or primarily using our equity capital and others may be financed with greater than 50% leverage. The maximum leverage that the advisor may arrange for us to incur in the aggregate on our portfolio, without the need for further approval, is limited to the lesser of 75% of the total costs of our investments or 300% of our net assets.

Over time, we expect to meet our long-term liquidity requirements, including funding additional hotel property acquisitions, through long-term secured and unsecured borrowings and the issuance of additional equity or debt securities.

Transactions With Affiliates

We may borrow funds or purchase properties from, or enter into joint ventures with, the advisor, the subadvisor, or their respective affiliates, including the CPA® REITs and WPC or its affiliates, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures. We may also invest in other vehicles, such as real estate opportunity funds, that were formed, sponsored or managed by the advisor or the subadvisor and their respective affiliates. These transactions may take the form of jointly-owned ventures, direct purchases or sales of assets or debt, mergers or another type of transaction. Like us, the CPA® REITs intend to consider alternatives for providing liquidity for their stockholders some years after they have completed their initial public offerings. A majority of our directors (including the independent directors) must approve any significant investment in which we invest jointly with an entity sponsored and/or managed by the advisor, the subadvisor or their respective affiliates, including the CPA® REITs.

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

CWI 2013 10-K – -5

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

Financial Information About Geographic Areas

See “Our Portfolio” above and Note 1 for financial information pertaining to our geographic operations.

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

We were incorporated in March 2008 and commenced operations during 2011, and as such, have a limited operating history, a limited number of assets, and no established financing sources. We are subject to all of the business risks and uncertainties associated with any recently-formed business, including the risk that we will not achieve our investment objectives. Our financial condition and results of operations depend on many factors, including the availability of opportunities for the acquisition of assets, readily accessible short and long-term financing, conditions in the lodging industry specifically and financial markets and economic conditions generally and the performance of our advisor, the subadvisor and the independent

CWI 2013 10-K – -6

property operators managing our properties. There can be no assurance that we will be able to generate sufficient cash flow over time to pay our operating expenses and make distributions to our stockholders.

Our advisor has a limited operating history; the past performance of programs sponsored by or affiliated with WPC is not an indicator of our future performance because those programs had a different investment strategy.

The advisor was formed in January 2008. Although WPC has a long operating history, you should not rely upon the past performance of the programs sponsored by or affiliated with WPC as an indicator of our future performance. This is particularly true since we will make investments that are different from net leased properties of the type that were the focus of prior programs sponsored by WPC. None of the prior programs sponsored by WPC has made significant investments in lodging properties or lodging assets. Watermark Capital Partners has never acted as advisor or subadvisor to a prior public program or a prior private program with investment objectives similar to our objectives. We cannot guarantee that we will be able to find suitable investments with the proceeds of our offerings.

Our failure to timely invest the remaining proceeds of our initial public offering and the proceeds from our follow-on offering, or to invest in quality assets, could diminish returns to investors and our ability to pay distributions to our stockholders.

The offering price for shares being offered in our follow-on offering and through our DRIP was determined by our board of directors based upon our estimated NAV per share and may not be indicative of the price at which the shares would trade if they were listed on an exchange or were actively traded by brokers.

The offering price of the shares being offered in our follow-on offering and through our DRIP was determined by our board of directors in the exercise of its business judgment based upon our estimated NAV per share as of September 30, 2013. The valuation methodologies underlying our estimated NAV involved subjective judgments. Valuations of real properties do not necessarily represent the price at which a willing buyer would purchase our properties; therefore, there can be no assurance that we would realize the values underlying our estimated NAV if we were to sell our assets and distribute the net proceeds to our stockholders. In addition, the values of our assets and debt are likely to fluctuate over time. The offering price may not be indicative of the price at which shares would trade if they were listed on an exchange or actively traded by brokers nor of the proceeds that a stockholder would receive if we were liquidated or dissolved or of the value of our portfolio at the time you were able to dispose of your shares.

A delay in investing funds may adversely affect or cause a delay in our ability to deliver expected returns to investors and may adversely affect our performance.

We have not yet identified the assets to be purchased with the proceeds of our follow-on offering. We currently expect that it may take up to one year after the termination of our follow-on offering until the offering proceeds are substantially invested. Pending investment, the balance of the proceeds of our follow-on offering will be invested in permitted temporary investments, which include short term U.S. government securities, bank certificates of deposit and other short-term liquid investments. The rate of return on those investments, which affects the amount of cash available to make distributions to stockholders, has fluctuated in recent years and most likely will be less than the return obtainable from real property or other investments. Therefore, delays in our ability to invest the remaining proceeds of our initial public offering and the proceeds of our follow-on offering could adversely affect our ability to pay distributions to our stockholders. If we fail to timely invest the remaining proceeds of our initial public offering and the net proceeds of our follow-on offering and our DRIP or to invest in quality assets, our ability to achieve our investment objectives could be materially adversely affected.

Substantially all of our cash distributions to date have been sourced from offering proceeds. Future distributions will also likely be paid from offering proceeds, borrowings and other sources, without limitation, before we have substantially invested the remaining net proceeds from our initial public offering and the proceeds from our follow-on offering, which would reduce amounts available for the acquisition of properties or require us to repay such borrowings, both of which could reduce your overall return.

The amount of any distributions we may make is uncertain. From inception through the date of this Report, we have experienced cumulative negative cash flow from operating activities, resulting almost entirely from hotel acquisition expenses, or have not generated sufficient cash flow from operating activities to cover our distributions. We have funded substantially all of our cash distributions paid to date using net proceeds from our initial public offering and we expect to use offering proceeds, borrowings or other sources of cash, without limitation, to pay distributions in the future until we have substantially invested the net remaining proceeds from our initial public offering and the proceeds of our follow-on offering. In addition, our distributions paid to date have exceeded our earnings and future distributions will do the same until we have substantially invested those offering proceeds. Distributions in excess of our earnings and profits could constitute a return of capital for U.S.

CWI 2013 10-K – -7

federal income tax purposes. If we fund distributions from financings, then such financings will need to be repaid, and if we fund distributions from offering proceeds, then we will have fewer funds available for the acquisition of properties, which may affect our ability to generate future cash flows from operations.

Stockholders’ equity interests may be diluted.

Our stockholders do not have preemptive rights to any shares of common stock issued by us in the future. Therefore, if we (i) sell shares of common stock in the future, including those issued pursuant to our follow-on offering or our DRIP, (ii) sell securities that are convertible into our common stock, (iii) issue common stock in a private placement to institutional investors, (iv) issue shares of common stock to our independent directors or to the advisor and its affiliates for payment of fees in lieu of cash or (v) issue shares of common stock under our 2010 Equity Incentive Plan, then existing stockholders will experience dilution of their percentage ownership in us. Depending on the terms of such transactions, most notably the offer price per share and the value of our properties and our other investments, existing stockholders might also experience a dilution in the book value per share of their investment in us.

Our board of directors may change our investment policies without stockholder approval.

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of our stockholders. These policies may change over time. The methods of implementing our investment policies may also vary as new investment techniques are developed. Except as otherwise provided in our charter, our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by a majority of the directors (including a majority of the independent directors), without the approval of our stockholders. Material changes in our investment focus will be described in our periodic reports filed with the SEC; however, these reports would typically be filed after changes in our investment focus have been made, and in some cases, several months after such changes. A change in our investment strategy may, among other things, increase our exposure to interest rate risk and hotel property market fluctuations, all of which could materially adversely affect our ability to achieve our investment objectives.

We are not required to meet any diversification standards; therefore, our investments may become subject to concentration of risk.

Subject to our intention to maintain our qualification as a REIT, there are no limitations on the number or value of particular types of investments that we may make. We are not required to meet any diversification standards, including geographic diversification standards. If we raise less money in our follow-on offering than anticipated, we will have fewer assets and less diversification. Our investments may become concentrated in type or geographic location, which could subject us to significant concentration of risk with potentially adverse effects on our ability to achieve our investment objectives.

Since our follow-on offering is a “best-efforts” offering, there can be no assurance that any shares of common stock will be sold in the offering.

The follow-on offering is a “best-efforts” offering, as opposed to a “firm commitment” offering. This means that the dealer manager is not obligated to purchase any shares of stock, but has only agreed to use its “best efforts” to sell the shares of stock to investors. Thus, aggregate gross proceeds from our follow-on offering may be lower than anticipated, which would limit flexibility in implementation of our business plans. At any point during the follow-on offering of our shares of common stock, there can be no assurance that more shares of common stock will be sold than have already been sold.

Our success is dependent on the performance of our advisor and the subadvisor.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our advisor in the acquisition of investments, the determination of any financing arrangements and the management of our assets. Our advisor has not previously sponsored a program focused on lodging investments. Our advisor has retained the services of the subadvisor because the subadvisor is experienced in investing in and managing hotel properties and other lodging-related assets. If either our advisor or the subadvisor fails to perform according to our expectations, we could be materially adversely affected.

The past performance of WPC or Watermark Capital Partners or partnerships and programs sponsored or managed by WPC, including the CPA® REITs, may not be indicative of our advisor’s performance with respect to us. We cannot guarantee that our advisor will be able to successfully manage and achieve liquidity for us to the extent it has done so in the past.

CWI 2013 10-K – -8

We are dependent upon our advisor and our advisor’s access to the lodging experience of the subadvisor. The decision by our advisor to terminate the advisory agreement or by the subadvisor to terminate the subadvisory agreement will materially adversely affect our ability to meet our investment objectives.

We are subject to the risk that our advisor will terminate the advisory agreement, the subadvisor will terminate the subadvisory agreement and that no suitable replacements will be found to manage us. We have no employees or separate facilities and are substantially reliant on our advisor, which has significant discretion as to the implementation and execution of our business strategies. Our advisor in turn is relying in part on the lodging experience of the subadvisor. We can offer no assurance that our advisor will remain our external manager, that the subadvisor will continue to be retained or that we will continue to have access to our advisor’s, WPC’s and/or Watermark Capital Partners’ professionals or their information or deal flow. If our advisor terminates the advisory agreement or if the advisor or the subadvisor terminates the subadvisory agreement, we will not have access to our advisor’s, WPC’s and/or Watermark Capital Partners’ professionals or their information or deal flow and will be required to expend time and money to seek replacements, all of which may impact our ability to execute our business plan and meet our investment objectives.

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

In 2008, WPC and Carey Financial, the dealer manager for our follow-on offering, settled all matters relating to an investigation by the SEC, including matters relating to payments by certain CPA® REITs during 2000-2003 to broker-dealers that distributed their shares, which were alleged by the SEC to be undisclosed underwriting compensation, but which WPC and Carey Financial neither admitted nor denied. In connection with implementing the settlement, a federal court injunction has been entered against WPC and Carey Financial enjoining them from violating a number of provisions of the federal securities laws. Any further violation of these laws by WPC or Carey Financial could result in civil remedies, including sanctions, fines and penalties, which may be more severe than if the violation had occurred without the injunction being in place. Additionally, if WPC or Carey Financial breaches the terms of the injunction, the SEC may petition the court to vacate the settlement and restore the SEC’s original action to the active docket for all purposes.

The settlement is not binding on other regulatory authorities, including the Financial Industry Regulatory Authority, Inc., which regulates Carey Financial, state securities regulators, or other regulatory organizations, which may seek to commence proceedings or take action against WPC or its affiliates on the basis of the settlement or otherwise.

In 2012, Corporate Property Associates 15 Incorporated (“CPA®:15”), WPC and Carey Financial (the “Parties”) settled all matters relating to an investigation by the state of Maryland regarding the sale of unregistered securities of CPA®:15 in 2002 and 2003. Under the Consent Order, the Parties agreed, without admitting or denying liability, to cease and desist from any further violations of selling unregistered securities in Maryland. Contemporaneous with the issuance of the Consent Order, the Parties paid to the Maryland Division of Securities a civil penalty of $10,000.

Additional regulatory action, litigation or governmental proceedings could adversely affect us by, among other things, distracting WPC and Carey Financial from their duties to us, resulting in significant monetary damages to WPC and Carey Financial, which could adversely affect their ability to perform services for us, or resulting in injunctions or other restrictions on WPC’s or Carey Financial’s ability to act as our advisor and dealer manager, respectively, in the U.S. or in one or more states.

Exercising our right to repurchase all or a portion of Carey Watermark Holdings’ interests in our Operating Partnership upon certain termination events could be prohibitively expensive and could deter us from terminating the advisory agreement.

The termination or resignation of CLA as our advisor, or non-renewal of the advisory agreement, and replacement with an entity that is not an affiliate of the advisor, all after two years from the start of operations of our Operating Partnership, would give our Operating Partnership the right, but not the obligation, to repurchase all or a portion of Carey Watermark Holdings’ interests in our Operating Partnership at the fair market value of those interests on the date of termination, as determined by an independent appraiser. This repurchase could be prohibitively expensive, could require the Operating Partnership to have to sell assets to raise sufficient funds to complete the repurchase and could discourage or deter us from terminating the advisory

CWI 2013 10-K – -9

agreement. Alternatively, if our Operating Partnership does not exercise its repurchase right, we might be unable to find another entity that would be willing to act as our advisor while Carey Watermark Holdings owns a significant interest in the Operating Partnership. If we do find another entity to act as our advisor, we may be subject to higher fees than the fees charged by CLA.

The repurchase of Carey Watermark Holdings’ special general partner interest in our Operating Partnership upon the termination of CLA as our advisor in connection with a merger or other extraordinary corporate transaction may discourage a takeover attempt if our advisory agreement would be terminated and CLA is not replaced by an affiliate of WPC as our advisor in connection therewith.

In the event of a merger or other extraordinary corporate transaction in which our advisory agreement is terminated and CLA is not replaced by an affiliate of WPC as our advisor, the Operating Partnership must either repurchase all or a portion of Carey Watermark Holdings’ special general partner interest in our Operating Partnership or obtain the consent of Carey Watermark Holdings to the merger. This obligation may deter a transaction in which we are not the survivor. This deterrence may limit the opportunity for stockholders to receive a premium for their common stock that might otherwise exist if an investor attempted to acquire us through a merger or other extraordinary corporate transaction.

Payment of fees to our advisor, and distributions to our special general partner, will reduce cash available for investment and distribution.

Our advisor will perform services for us in connection with the offer and sale of our shares, the selection and acquisition of our investments, the management and leasing of our properties and the administration of our other investments. Unless our advisor elects to receive our common stock in lieu of cash compensation, we will pay our advisor substantial cash fees for these services. In addition, Carey Watermark Holdings, as the special general partner of our Operating Partnership, is entitled to certain distributions from our Operating Partnership. The payment of these fees and distributions will reduce the amount of cash available for investments or distribution to our stockholders.

Our advisor, subadvisor and their respective affiliates may be subject to conflicts of interest.

Our advisor manages our business and selects our investments. The subadvisor performs services for the advisor relating to us. Our advisor, subadvisor and their respective affiliates have potential conflicts of interest in their dealings with us. Circumstances under which a conflict could arise between us and our advisor and its affiliates include:

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

•
acquisitions of single assets or portfolios of assets from affiliates, including WPC and/or the CPA® REITs, subject to our investment policies and procedures, which may take the form of a direct purchase of assets, a merger or another type of transaction;

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

•
a decision by our asset operating committee (on our behalf) of whether to hold or sell an asset. This decision could impact the timing and amount of fees payable to our advisor and subadvisor as well as allocations and distributions payable to Carey Watermark Holdings pursuant to its special general partner interests. On the one hand, our advisor receives asset management fees and may decide not to sell an asset. On the other hand, the advisor receives disposition fees and Carey Watermark Holdings will be entitled to certain profit allocations and cash distributions based upon sales of assets as a result of its Operating Partnership profits interest, and the subadvisor will share in apportion of those fees and distributions;

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

CWI 2013 10-K – -10

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

Several of the officers and certain of the directors of the advisor or the subadvisor are also our officers and directors, including Mr. Medzigian, Trevor P. Bond, Thomas E. Zacharias, Catherine D. Rice and Hisham A. Kader. Our advisor has entered into contracts with us to provide us with asset management, property acquisition and disposition services, and the subadvisor supports our advisor in the provision of these services. Our officers may benefit from the fees and distributions paid to our advisor, the subadvisor and Carey Watermark Holdings.

In addition, Mr. Medzigian, one of our directors, is and will be a principal in other real estate investment transactions or programs that may compete with us. Currently, Mr. Medzigian is the chairman and managing partner of Watermark Capital Partners. Watermark Capital Partners is a private investment and management firm that specializes in real estate private equity transactions involving hotels and resorts, resort residential products, recreational projects including golf and club ownership programs and new-urbanism and mixed-use projects. Watermark Capital Partners, through its affiliates, currently owns interests in and/or manages three lodging properties within the U.S., including one which is part of a joint venture with WPC and one in which Watermark Capital Partners serves as asset manager pursuant to an asset management agreement with an affiliate of WPC. Mr. Bond, our Chairman, is a director and chief executive officer of WPC, which is a REIT that has provided long-term net-lease financing via sale-leaseback and build-to-suit transactions for companies worldwide for 40 years. WPC and the CPA® REITs own six investments in 17 lodging properties located within the U.S., including one which is part of a joint venture with Watermark Capital Partners. None of WPC’s or Watermark Capital Partners’ pre-existing lodging investments will be contributed to us. WPC, the CPA® REITs and Watermark Capital Partners have an economic interest in other transactions, including in such pre-existing lodging investments, and Messrs. Medzigian and Bond, by virtue of their positions in Watermark Capital Partners, WPC and the CPA® REITs, as applicable, may be subject to conflicts of interests.

Each of our advisor and subadvisor has agreed that they and their respective affiliates will not invest in lodging investments except for individual investments of less than $4.0 million, non-controlling interests in lodging investments and lodging investments that were considered and rejected by our investment committee. However, the CPA® REITs and other entities managed by WPC are not restricted in making future investments in lodging properties, unless WPC owns a majority of the voting equity interests of such entities. These commitments of our advisor and the subadvisor will terminate upon the earliest to occur of certain events, including but not limited to: (i) the termination of the subadvisory agreement, (ii) the third anniversary of the effective date of the registration statement relating to our follow-on offering if we have not raised aggregate net proceeds of $262.5 million (75% of the maximum offering amount) or (iii) the date on which we have invested at least 90% of the net proceeds of our follow-on offering. No fund, including the CPA® REITs, managed by our advisor and its affiliates will be subject to these commitments of our advisor unless our advisor and its affiliates own a majority of the outstanding voting equity interests of such fund.

As a result of the interests described in this section, our advisor, the subadvisor and the directors and officers who are common to us, the CPA® REITs, WPC and Watermark Capital Partners will experience conflicts of interest.

We have limited independence, and there are potential conflicts between our advisor, the subadvisor and our stockholders.

Substantially all of our management functions are performed by officers of our advisor pursuant to our contract with the advisor and by the subadvisor pursuant to its subadvisory agreement with the advisor. Additionally, some of the directors of WPC and Watermark Capital Partners, or entities managed by them, are also members of our board of directors. This limited independence, combined with our advisor’s and Carey Watermark Holdings’ interests in us, may result in potential conflicts of interest because of the substantial control that our advisor has over us and because of its economic incentives that may differ from those of our stockholders.

CWI 2013 10-K – -11

We may face competition from WPC and entities managed by our advisor, the subadvisor and their respective affiliates in the purchase, sale and ownership of properties.

Entities managed by our advisor in the future, and entities separately managed now or in the future by WPC, such as the CPA® REITs, or Watermark Capital Partners, as well as WPC itself, may compete with us with respect to properties, potential purchasers, sellers of properties; and mortgage financing for properties. If in the future some of the entities formed and managed by our advisor or the subadvisor or their respective affiliates focus specifically on lodging investments, they may receive preference in the allocation of those types of investments.

If we internalize our management functions, the percentage of our outstanding common stock owned by our other stockholders could be reduced, and we could incur other significant costs associated with being self-managed.

In the future, our board of directors may consider internalizing the functions performed for us by our advisor by, among other methods, acquiring our advisor’s or subadvisor’s assets. The method by which we could internalize these functions could take many forms. There is no assurance that internalizing our management functions will be beneficial to us and our stockholders. An acquisition of our advisor or subadvisor could reduce earnings per share and funds from (used in) operation (“FFO”) per share. Additionally, we may not realize the perceived benefits or we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by our advisor, property manager or their affiliates. Internalization transactions, including without limitation, transactions involving the acquisition of advisors or property managers affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims, which would reduce the amount of funds available for us to invest in properties or other investments and to pay distributions. All of these factors could have material adverse effect on our results of operations, financial condition and ability to pay distributions.

We may incur material losses on some of our investments.

Our objective is to generate attractive risk adjusted returns, which means that we will take on risk in order to achieve higher returns. We expect that we will incur losses on some of our investments. Some of those losses could be material.

We could have property losses that are not covered by insurance.

Our property insurance policies provide that all of the claims from each of our hotels resulting from a particular insurable event must be combined together for purposes of evaluating whether the aggregate limits and sub-limits contained in our policies have been exceeded. Therefore, if an insurable event occurs that affects more than one of our hotels, the claims from each affected hotel will be added together to determine whether the aggregate limit or sub-limits, depending on the type of claim, have been reached, and each affected hotel may only receive a proportional share of the amount of insurance proceeds provided for under the policy if the total value of the loss exceeds the aggregate limits available. We may incur losses in excess of insured limits, and as a result, we may be even less likely to receive sufficient coverage for risks that affect multiple properties such as earthquakes or catastrophic terrorist acts. Risks such as war, catastrophic terrorist acts, nuclear, biological, chemical, or radiological attacks, and some environmental hazards may be deemed to fall completely outside the general coverage limits of our policies or may be uninsurable or may be too expensive to justify insuring against.

We may also encounter disputes concerning whether an insurance provider will pay a particular claim that we believe is covered under our policy. Should a loss in excess of insured limits or an uninsured loss occur or should we be unsuccessful in obtaining coverage from an insurance carrier, we could lose all, or a portion of, the capital we have invested in a property, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

We obtain terrorism insurance to the extent required by lenders or franchisors as a part of our all-risk property insurance program, as well as our general liability policy. However, our all-risk policies have limitations, such as per occurrence limits and sub-limits, which might have to be shared proportionally across participating hotels under certain loss scenarios. Also, all-risk insurers only have to provide terrorism coverage to the extent mandated by the Terrorism Risk Insurance Act (“TRIA”) for “certified” acts of terrorism - namely those that are committed on behalf of non-U.S. persons or interests. Furthermore, we do not have full replacement coverage at all of our hotels for acts of terrorism committed on behalf of U.S. persons or interests (“non-certified” events) as our coverage for such incidents is subject to sub-limits and/or annual aggregate limits. In addition, property damage related to war and to nuclear, biological and chemical incidents is excluded under our policies. While TRIA will reimburse insurers for losses resulting from nuclear, biological and chemical perils, TRIA does not require insurers to offer coverage for these perils and, to date, insurers are not willing to provide this coverage, even with government reinsurance.

CWI 2013 10-K – -12

Additionally, there is a possibility that Congress will not renew TRIA in the future, which would eliminate the federal subsidy for terrorism losses. As a result of the above, there remains uncertainty regarding the extent and adequacy of terrorism coverage that will be available to protect our interests in the event of future terrorist attacks that impact our properties.

Our operations could be restricted if we become subject to the Investment Company Act.

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

We believe that we are engaged primarily in the business of acquiring and owning interests in real estate. We hold ourselves out as a real estate firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that we are, or following our follow-on offering will be, an investment company as defined in section 3(a)(1)(A) of the Investment Company Act and described in the first bullet point above. Excepted from the term “investment securities” for purposes of the 40% test described above are securities issued by majority- owned subsidiaries, such as our Operating Partnership, that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

Our Operating Partnership relies upon the exemption from registration as an investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of the Operating Partnership’s assets must be comprised of qualifying real estate assets and at least 80% of its portfolio must be comprised of qualifying real estate assets and real estate-related assets. Qualifying assets for this purpose include mortgage loans and other assets, including certain mezzanine loans and B notes, that the SEC staff in various no-action letters has affirmed can be treated as qualifying assets. We treat as real estate-related assets CMBS, debt and equity securities of companies primarily engaged in real estate businesses and securities issued by pass through entities of which substantially all the assets consist of qualifying assets and/or real estate-related assets. We rely on guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets. In August 2011, the SEC issued a concept release soliciting public comment on a wide range of issues relating to Section (3)(c)(5)(C), including the nature of the assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including the guidance of the SEC or its staff regarding this exemption, will not change in a manner that adversely affects our operations. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in the Operating Partnership holding assets we might wish to sell or selling assets we might wish to hold.

To maintain compliance with the Investment Company Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forego opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. If we were required to register as an investment company we would be prohibited from engaging in our business as currently contemplated because the Investment Company Act imposes significant limitations on leverage. In addition, we would have to seek to restructure the advisory agreement because the compensation that it contemplates would not comply with the Investment Company Act. Criminal and civil actions could also be brought against us if we failed to comply with the Investment Company Act. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Because the Operating Partnership relies on the exemption from investment company registration provided by Section 3(c)(5)(C), and the Operating Partnership is a majority owned subsidiary of us, our interests in the Operating Partnership will not constitute investment securities for purposes of the 40% test. Our interests in the Operating Partnership is our only material asset; therefore, we believe that we will satisfy the 40% test.

CWI 2013 10-K – -13

Compliance with the Americans with Disabilities Act of 1990 and the related regulations, rules and orders (the “ADA”) may require us to spend substantial amounts of money which could adversely affect our operating results.

Under the ADA, all public accommodations, including hotels, are required to meet certain federal requirements for access and use by disabled persons. Various state and local jurisdictions have also adopted requirements relating to the accessibility of buildings to disabled persons. We make every reasonable effort to ensure that our hotels substantially comply with the requirements of the ADA and other applicable laws. However, we could be liable for both governmental fines and payments to private parties if it were determined that our hotels are not in compliance with these laws. If we were required to make unanticipated major modifications to our hotels to comply with the requirements of the ADA and similar laws, it could materially adversely affect our ability to make distributions to our stockholders and to satisfy our other obligations.

We incur debt to finance our operations, which may subject us to an increased risk of loss.

We incur debt to finance our operations. The leverage we employ varies depending on our ability to obtain credit facilities, the loan-to-value and debt service coverage ratios of our assets, the yield on our assets, the targeted leveraged return we expect from our investment portfolio and our ability to meet ongoing covenants related to our asset mix and financial performance. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire.

Debt service payments may reduce the net income available for distributions to our stockholders. Moreover, we may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations. Our charter or bylaws do not restrict the form of indebtedness we may incur.

Our participation in joint ventures creates additional risk because, among other things, we cannot exercise sole decision making power and our partners may have different economic interests than we have.

We participate in joint ventures and, from time to time, we may purchase assets jointly with third parties, Watermark Capital Partners, WPC or the other entities sponsored or managed by our advisor or its affiliates, such as the CPA® REITs. There are additional risks involved in joint venture transactions. As a co-investor in a joint venture, we may not be in a position to exercise sole decision-making authority relating to the property, joint venture or other entity. In addition, there is the potential of our joint venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of us and our partner. These diverging interests could result in, among other things, exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly-owned property could reduce the value of each portion of the divided property. Further, the fiduciary obligation that our advisor or members of our board may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

We are subject, in part, to the risks of real estate ownership, which could reduce the value of our properties.

Our performance and asset value is, in part, subject to risks incident to the ownership and operation of real estate, including:

•	changes in the general economic climate;

•	changes in local conditions, such as an oversupply of hotel rooms or a reduction in demand for hotel rooms;

•	changes in traffic patterns and neighborhood characteristics;

•	increases in the cost of property insurance;

•	changes in interest rates and the availability of financing; and

•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.

We may have difficulty selling our properties, and this lack of liquidity may limit our ability to quickly change our portfolio in response to changes in economic or other conditions.

Real estate investments generally have less liquidity compared to other financial assets and this lack of liquidity may limit our ability to quickly change our portfolio in response to changes in economic or other conditions. The real estate market is affected by many factors that are beyond our control, including general economic conditions, availability of financing, interest rates and other factors, such as supply and demand.

We may be required to spend funds to correct defects or to make improvements before a property can be sold. We may not have funds available to correct those defects or to make those improvements. In acquiring a lodging property, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a

CWI 2013 10-K – -14

limitation on the amount of debt that can be placed or repaid on that property. These factors and any others that would impede our ability to respond to adverse changes in the lodging industry or the performance of our properties could have a material adverse effect on our results of operations and financial condition, as well as our ability to pay distributions to stockholders.

Our inability to sell properties may result in us owning lodging facilities which no longer fit within our business strategy. Holding these properties or selling these properties for losses may affect our earnings and, in turn, could adversely affect our value. Some of the other factors that could result in difficulty selling properties include, but are not limited to:

•	inability to agree on a favorable price;

•	inability to agree on favorable terms;

•	restrictions imposed by third parties, such as an inability to transfer franchise or management agreements;

•	lender restrictions;

•	environmental issues; and/or

•	property condition.

Potential liability for environmental matters could adversely affect our financial condition.

Owners of real estate are subject to numerous federal, state, local and foreign environmental laws and regulations. Under these laws and regulations, a current or former owner of real estate may be liable for costs of remediating hazardous substances found on its property, whether or not they were responsible for its presence. Although we subject our properties to an environmental assessment prior to acquisition, we may not be made aware of all the environmental liabilities associated with a property prior to its purchase, or we may discover hidden environmental hazards subsequent to acquisition. The costs of investigation, remediation or removal of hazardous substances may be substantial. In addition, the presence of hazardous substances on one of our properties, or the failure to properly remediate a contaminated property, could adversely affect our ability to sell the property or to borrow using the property as collateral.

Various federal, state and local environmental laws impose responsibilities on an owner or operator of real estate and subject those persons to potential joint and several liabilities. Typical provisions of those laws include:

•
responsibility and liability for the costs of investigation and removal or remediation of hazardous substances released on or in real property, generally without regard to knowledge of or responsibility for the presence of the contaminants.

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

We and our independent property operators rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We and our independent property operators rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as individually identifiable information, including information relating to financial accounts. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

CWI 2013 10-K – -15

Economic conditions may adversely affect the lodging industry.

The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. GDP. It is also sensitive to business and personal discretionary spending levels. Declines in corporate budgets and consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions can lower the revenues and profitability of our hotel properties and therefore the net operating profits of our TRS lessees. The global economic downturn in 2008 and 2009 led to a significant decline in demand for products and services provided by the lodging industry, lower occupancy levels and significantly reduced room rates.

We have observed improvement in the U.S. economy following the significant distress experienced in 2008 and 2009. Our business will be dependent on the speed and strength of that continued recovery, which cannot be predicted at the present time. Depending on the strength and sustainability of the recovery, we could experience an adverse impact on our revenue and a negative effect on our profitability.

Furthermore, a reduction in available financing or increased interest rates for real-estate related investments may impact our financial condition by increasing our cost of borrowing, reducing our overall leverage (which may reduce our returns on investment) and making it more difficult for us to obtain financing for ongoing acquisitions. These effects could in turn adversely affect our ability to make distributions to our stockholders.

We are subject to various operating risks common to the lodging industry, which may adversely affect our ability to make distributions to our stockholders.

Our hotel properties and lodging facilities are subject to various operating risks common to the lodging industry, many of which are beyond our control, including the following:

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

•
unforeseen events beyond our control, such as terrorist attacks, travel related health concerns, including pandemics and epidemics such as H1N1 influenza (swine flu), avian/bird flu and SARS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel related accidents and unusual weather patterns, including natural disasters such as hurricanes, tsunamis or earthquakes;

•	adverse effects of a downturn in the lodging industry; and

•	risks generally associated with the ownership of hotel properties and real estate, as discussed below.

These risks could reduce the net operating profits of our TRS lessees, which in turn could adversely affect our ability to make distributions to our stockholders.

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

The lodging industry is highly cyclical in nature. Fluctuations in operating performance are caused largely by general economic and local market conditions, which subsequently affect levels of business and leisure travel. In addition to general economic

CWI 2013 10-K – -16

conditions, new hotel room supply is an important factor that can affect lodging industry’s performance, and over-building has the potential to further exacerbate the negative impact of an economic recession. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth. A decline in lodging demand, a substantial growth in lodging supply or a deterioration in the improvement of lodging fundamentals as forecast by industry analysts could result in returns that are substantially below expectations, or result in losses, which could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Future terrorist attacks or increased concern about terrorist activities or the threat or outbreak of a pandemic disease could adversely affect the travel and lodging industries and may affect operations for our hotels and the hotels that we acquire.

As in the past, terrorist attacks in the U.S. and abroad, terrorist alerts or threats of outbreaks of pandemic disease could result in a decline in hotel business caused by a reduction in travel for both business and pleasure. Any kind of terrorist activity within the U.S. or elsewhere could negatively impact both domestic and international markets as well as our business. Such attacks or threats of attacks could have a material adverse effect on our business, our ability to insure our properties and our operations. The threat or outbreak of a pandemic disease could reduce business and leisure travel, which could have a material adverse effect on our business.

We may not have control over properties under construction.

We may acquire hotels under development, as well as hotels that require extensive renovation. If we acquire a hotel for development or renovation, we may be subject to the risk that we cannot control construction costs and the timing of completion of construction or a developer’s ability to build in conformity with plans, specifications and timetables.

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

We are subject to the risk of potentially significant tax penalties in case our leases with the TRS lessees do not qualify for tax purposes as arm’s length.

Our TRS lessees will incur taxes or accrue tax benefits consistent with a “C” corporation. If the leases between us and our TRS lessees were deemed by the IRS to not reflect arm’s length transactions for tax purposes, we may be subject to severe tax penalties as the lessor that will increase our lodging operating expenses and adversely impact our profitability and cash flows.

CWI 2013 10-K – -17

Our results of operations, financial position, cash flows and ability to service debt and to make distributions to stockholders depend on the ability of the independent property operators to operate and manage the hotels.

Under the provisions of the Internal Revenue Code, as a REIT, we are allowed to own lodging properties but are prohibited from operating these properties. In order for us to satisfy certain REIT qualification rules, we enter into leases with the TRS lessees for each of our lodging properties. The TRS lessees in turn contract with independent property operators that manage day-to-day operations of our properties. Although we consult with the property operators with respect to strategic business plans, we may be limited, depending on the terms of the applicable operating agreement and the applicable REIT qualification rules, in our ability to direct the actions of the independent property operators, particularly with respect to daily operations. Thus, even if we believe that our lodging properties are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, RevPAR, ADR or operating profits, we may not have sufficient rights under a particular property operating agreement to enable us to force the property operator to change its method of operation. We can only seek redress if a property operator violates the terms of the applicable property operating agreement with the TRS lessee, and then only to the extent of the remedies provided for under the terms of the property operating agreement. Our results of operations, financial position, cash flows and ability to service debt and to make distributions to stockholders are, therefore, substantially dependent on the ability of the property operators to operate our properties successfully. Some of our operating agreements may have lengthy terms, may not be terminable by us before the agreement’s expiration and may require the payment of substantial termination fees. In the event that we are able to and do replace any of our property operators, we may experience significant disruptions at the affected hotels, which may adversely affect our ability to make distributions to our stockholders.

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

We are subject to the risks of brand concentration.

We are subject to the potential risks associated with the concentration of our hotels under a particular brand. A negative public image or other adverse event that becomes associated with a brand could adversely affect hotels operated under that brand. If any brands under which we operate hotels suffer a significant decline in appeal to the traveling public, the revenues and profitability of our branded hotels could be adversely affected.

We face competition in the lodging industry, which may limit our profitability and return to our stockholders.

The lodging industry is highly competitive. This competition could reduce occupancy levels and rental revenues at our properties, which would adversely affect our operations. We face competition from many sources. We face competition from other lodging facilities both in the immediate vicinity and the geographic market where our lodging properties will be located. In addition, increases in operating costs due to inflation may not be offset by increased room rates. We also face competition from nationally recognized lodging brands with which we are not associated.

CWI 2013 10-K – -18

We also face competition for investment opportunities. In addition to WPC, Watermark Capital Partners, and their respective affiliates, including the CPA® REITs, these competitors may be other REITs, national lodging chains and other entities that may have substantially greater financial resources than we do. If our advisor is unable to compete successfully in the acquisition and management of our lodging properties, our results of operation and financial condition may be adversely affected and may reduce the cash available for distribution to our stockholders.

As to our properties that are operated by independent property operators, our revenues depend on the ability of such independent property operators to compete successfully with other hotels and resorts in their respective markets. Some of our competitors may have substantially greater marketing and financial resources than us. If the independent property operators are unable to compete successfully or if our competitors’ marketing strategies are effective, our results of operations, financial condition and ability to service debt may be adversely affected and may reduce the cash available for distribution to our stockholders.

We are not required ever to complete a liquidity event. The lack of an active public trading market for our shares could make it difficult for stockholders to sell shares quickly or at all. We may amend, suspend or terminate our redemption plan without giving our stockholders advance notice.

There is no active public trading market for our shares, and we do not expect there ever will be one. Moreover, we are not required ever to complete a liquidity event. Our stockholders should not rely on our redemption plan as a method to sell shares promptly because our redemption plan includes numerous restrictions that limit stockholders’ ability to sell their shares to us, and our board of directors may amend, suspend or terminate our redemption plan without giving stockholders advance notice. In particular, the redemption plan provides that we may redeem shares only if we have sufficient funds available for redemption and to the extent the total number of shares for which redemption is requested in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed five percent of the total number of our shares outstanding as of the last day of the immediately preceding fiscal quarter. Therefore, it will be difficult for stockholders to sell their shares promptly or at all. In addition, the price received for any shares sold prior to a liquidity event is likely to be less than the NAV per share at that time. Investor suitability standards imposed by certain states may also make it more difficult for stockholders to sell their shares to someone in those states.

The limit in our charter on the number of our shares a person may own may discourage a takeover, which might provide our stockholders with liquidity or other advantages.

Our charter prohibits the ownership by one person or affiliated group of more than 9.8% in value of our stock or more than 9.8% in value or number, whichever is greater, of our common stock, unless exempted (prospectively or retroactively) by our board of directors, to assist us in meeting the REIT qualification rules, among other things. This limit on the number of our shares a person may own may discourage a change of control of us and may inhibit individuals or large investors from desiring to purchase our stockholders’ shares by making a tender offer for their shares through offers, which could provide our stockholders with liquidity or otherwise be financially attractive to our stockholders.

Failing to qualify as a REIT would adversely affect our operations and ability to make distributions to our stockholders.

If we fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax on our net taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability, and we would no longer be required to make distributions to our stockholders. We might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

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

CWI 2013 10-K – -19

Dividends payable by REITs generally do not qualify for reduced U.S. federal income tax rates because qualifying REITs do not pay U.S. federal income tax on their net income.

The maximum U.S. federal income tax rate for qualified dividends payable by domestic corporations to taxable U.S. stockholders 20% under current law. Dividends payable by REITs, however, are generally not eligible for the reduced rates, except to the extent that they are attributable to dividends paid by a taxable REIT subsidiary or a C corporation, or relate to certain other activities. This is because qualifying REITs receive an entity level tax benefit from not having to pay U.S. federal income tax on their net income. As a result, the more favorable rates applicable to regular corporate dividends could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the reduced U.S. federal income tax rates applicable to corporate dividends, which could negatively affect the value of our properties.

Possible legislative or other actions affecting REITs could adversely affect our stockholders and us.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. It cannot be predicted whether, when, in what forms, or with what effective dates, the tax laws applicable to our stockholders or us will be changed.

We disclose FFO and modified funds from (used in) operations (“MFFO”) which are financial measures that are not in accordance with accounting principles generally accepted in the U.S. (“GAAP”) in documents we file with the SEC; however, FFO and MFFO are not equivalent to our net income or loss as determined under GAAP, and stockholders should consider GAAP measures to be more relevant to our operating performance.

We use and disclose to investors FFO and MFFO, which are not defined by GAAP (“non-GAAP”) financial measures. FFO and MFFO are not equivalent to our net income or loss as determined in accordance with GAAP, and investors should consider GAAP measures to be more relevant to evaluating our operating performance. FFO and GAAP net income differ because FFO excludes gains or losses from sales of property and asset impairment write-downs, depreciation and amortization, and is after adjustments for such items related to noncontrolling interests. MFFO and GAAP net income differ because MFFO represents FFO with further adjustments to exclude acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, realized gains and losses from early extinguishment of debt, deferred rent receivables and the adjustments of these further items related to noncontrolling interests.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance.

Neither the SEC, the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”), an industry trade group, nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry, and we would have to adjust our calculation and characterization of FFO and MFFO accordingly.

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

CWI 2013 10-K – -20

Conflicts of interest may arise between holders of our common stock and holders of partnership interests in our Operating Partnership.

Our directors and officers have duties to us and to our stockholders under Maryland law in connection with their management of us. At the same time, our Operating Partnership was formed in Delaware and we, as general partner have fiduciary duties under Delaware law to our Operating Partnership and to the limited partners in connection with the management of our Operating Partnership. Our duties as general partner of our Operating Partnership and its partners may come into conflict with the duties of our directors and officers to us and our stockholders.

Under Delaware law, a general partner of a Delaware limited partnership owes its limited partners the duties of good faith and fair dealing. Other duties, including fiduciary duties, may be modified or eliminated in the partnership’s partnership agreement. The partnership agreement of our Operating Partnership provides that, for so long as we own a controlling interest in our Operating Partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or the limited partners will be resolved in favor of our stockholders.

Additionally, the partnership agreement expressly limits our liability by providing that we and our officers, directors, agents and employees, will not be liable or accountable to our Operating Partnership for losses sustained, liabilities incurred or benefits not derived if we or our officers, directors, agents or employees, acted in good faith. In addition, our Operating Partnership is required to indemnify us and our officers, directors, employees, agents and designees to the extent permitted by applicable law from and against any and all claims arising from operations of our Operating Partnership, unless it is established that: (1) the act or omission was committed in bad faith, was fraudulent or was the result of active and deliberate dishonesty; (2) the indemnified party actually received an improper personal benefit in money, property or services; or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. These limitations on liability do not supersede the indemnification provisions of our charter.

The provisions of Delaware law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been tested in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties.

Maryland law could restrict changes in control, which could have the effect of inhibiting a change in control even if a change in control were in our stockholders’ interest.

Provisions of Maryland law applicable to us prohibit business combinations with:

•	any person who beneficially owns 10% or more of the voting power of our outstanding voting stock, referred to as an interested stockholder;

•
an affiliate or associate who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding stock, also referred to as an interested stockholder; or

•	an affiliate of an interested stockholder.

These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder. Thereafter, any business combination must be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding voting shares and two-thirds of the votes entitled to be cast by holders of our outstanding voting stock other than voting stock held by the interested stockholder or by an affiliate or associate of the interested stockholder. These requirements could have the effect of inhibiting a change in control even if a change in control were in our stockholders’ interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that someone becomes an interested stockholder. In addition, a person is not an interested stockholder if the board of directors approved in advance the transaction by which he or she otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board.

CWI 2013 10-K – -21

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of the holders of our current common stock or discourage a third party from acquiring us.

Our board of directors may determine that it is in our best interest to classify or reclassify any unissued stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of such stock with terms and conditions that could subordinate the rights of the holders of our common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock. However, the issuance of preferred stock must also be approved by a majority of independent directors not otherwise interested in the transaction, who will have access at our expense to our legal counsel or to independent legal counsel. In addition, the board of directors, with the approval of a majority of the entire board and without any action by the stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series that we have authority to issue. If our board of directors determines to take any such action, it will do so in accordance with the duties it owes to holders of our common stock.

Item 1B. Unresolved Staff Comments.

None.

CWI 2013 10-K – -22

Item 2. Properties.

Our Hotels

Our principal corporate offices are located at 50 Rockefeller Plaza, New York, New York 10020.

The following table sets forth certain information for each of the hotels that we consolidate in our financial statements (our “Consolidated Hotels”), as further discussed in Note 4, and the hotels that we record as equity investments in our financial statements (our “Unconsolidated Hotels”), as further discussed in Note 5, at December 31, 2013:

Hotel	State	Number of Rooms	% Owned	Acquisition Date	Hotel Type
Consolidated Hotels
Hampton Inn Boston Braintree	Massachusetts	103	100%	May 31, 2012	Select-service
Hilton Garden Inn New Orleans French Quarter/CBD	Louisiana	155	88%	June 8, 2012	Select-service
Lake Arrowhead Resort and Spa	California	173	97%	July 9, 2012	Full-service
Courtyard San Diego Mission Valley	California	317	100%	December 6, 2012	Select-service
Hilton Southeast Portfolio:
Hampton Inn Atlanta Downtown	Georgia	119	100%	February 14, 2013	Select-service
Hampton Inn Frisco Legacy Park	Texas	105	100%	February 14, 2013	Select-service
Hampton Inn Memphis Beale Street	Tennessee	144	100%	February 14, 2013	Select-service
Hampton Inn Birmingham Colonnade	Alabama	133	100%	February 14, 2013	Select-service
Hilton Garden Inn Baton Rouge Airport	Louisiana	131	100%	February 14, 2013	Select-service
Courtyard Pittsburgh Shadyside	Pennsylvania	132	100%	March 12, 2013	Select-service
Hutton Hotel Nashville	Tennessee	247	100%	May 29, 2013	Full-service
Holiday Inn Manhattan 6th Avenue Chelsea	New York	226	100%	June 6, 2013	Full-service
Fairmont Sonoma Mission Inn & Spa	California	226	75%	July 10, 2013	Full-service
Marriott Raleigh City Center	North Carolina	400	100%	August 13, 2013	Full-service
Hawks Cay Resort (a)	Florida	177	100%	October 23, 2013	Full-service
Renaissance Chicago Downtown	Illinois	553	100%	December 20, 2013	Full-service
		3,341
Unconsolidated Hotels
Hyatt New Orleans French Quarter	Louisiana	254	80%	September 6, 2011	Full-service
Westin Atlanta Perimeter North	Georgia	372	57%	October 3, 2012	Full-service
		626
___________

(a)	The resort also includes a resort residential management program that contains over 250 two-, three-, and four-bedroom villas (Note 7).

Our Hotel Management and Franchise Agreements

Hotel Brands

Our hotels are operated under well recognized and respected hotel brands, such as Autograph Collection, Courtyard by Marriott, Fairmont, Hampton Inn, Hilton Garden Inn, Holiday Inn, Hyatt, Marriott, Renaissance and Westin, and premium independent hotels (Hutton Hotel Nashville and Hawks Cay Resort).

CWI 2013 10-K – -23

Hotel Management Agreements

All of our hotels are managed by third parties pursuant to management or operating agreements, with some also subject to separate license agreements addressing matters pertaining to operation under the designated brand. Under these agreements, the managers generally have sole responsibility and exclusive authority for all activities necessary for the day-to-day operation of the hotels, including establishing room rates, securing and processing reservations, procuring inventories, supplies and services, providing periodic inspection and consultation visits to the hotels by the managers’ technical and operational experts and promoting and publicizing the hotels. The managers provide all managerial and other employees for the hotels, review the operation and maintenance of the hotels, prepare reports, budgets and projections, and provide other administrative and accounting support services to the hotels. These support services include planning and policy services, divisional financial services, product planning and development, employee staffing and training, corporate executive management and certain in-house legal services. We have certain approval rights over budgets, capital expenditures, significant leases and contractual commitments, and various other matters.

The initial terms of our management and operating agreements range from three to 20 years, with one or more renewal terms at the option of the manager. The management agreements condition the manager’s right to exercise options for specified renewal terms upon the satisfaction of specified economic performance criteria, or allow us to terminate at will with 30 to 60 days notice. The manager typically receives compensation in the form of a base management fee, which is calculated as a percentage (ranging from 1-3%) of annual gross revenues, and an incentive management fee, which is typically calculated as a percentage (10-25%) of operating profit, either (i) in excess of projections with a cap (4-5% of gross revenue), or (ii) after the owner has received a priority return on its investment in the hotel.

The management agreements relating to two of our Consolidated Hotels contain the right and license to operate the hotels under specified brands. No separate franchise agreements exist, and no separate franchise fee is required, for these hotels. These hotels are managed by subsidiaries of Marriott, under the Renaissance brand, and Fairmont, under the Fairmont brand.

Franchise Agreements

Eleven of our Consolidated Hotels operate under franchise or license agreements with national brands that are separate from our management agreements.

Our franchise agreements grant us the right to the use of the brand name, systems and marks with respect to specified hotels and establish various management, operational, record-keeping, accounting, reporting and marketing standards and procedures with which the licensed hotel must comply. In addition, the franchisor establishes requirements for the quality and condition of the hotel and its furniture, fixtures and equipment, and we are obligated to expend such funds as may be required to maintain the hotel in compliance with those requirements. Typically, our franchise agreements provide for a license fee, or royalty, of 3% to 6% of room revenues. In addition, we generally pay 2% to 4% of room revenues as marketing and reservation system contributions for the system wide benefit of brand hotels.

Our typical franchise agreement provides for a term of 10 to 20 years. The agreements provide no renewal or extension rights and are not assignable. If we breach one of these agreements, in addition to losing the right to use the brand name for the applicable hotel, we may be liable, under certain circumstances, for liquidated damages equal to the fees paid to the franchisor with respect to that hotel during the three immediately preceding years.

Item 3. Legal Proceedings.

At December 31, 2013, we were not involved in any material litigation, nor, to our knowledge, is any material litigation threatened against us.

Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

CWI 2013 10-K – -24

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unlisted Shares and Distributions

There is no active public trading market for our shares. At February 28, 2014, there were 18,909 holders of record of our shares of common stock.

We are required to distribute annually at least 90% of our distributable REIT net taxable income to maintain our status as a REIT. Distributions paid by us, on a quarterly basis, for the past two years are as follows:

	Years Ended December 31,
	2013 (a)	2012 (a)
First quarter	$0.1500	$0.1000
Second quarter	0.1500	0.1500
Third quarter	0.1500	0.1500
Fourth quarter (b)	0.1375	0.1500
	$0.5875	$0.5500
___________

(a)
For the first, second and third quarters of 2013 and the second, third and fourth quarters of 2012, $0.025 of each distribution was payable in shares of our common stock. Distributions paid in common stock are not included in the determination of 90% of distributable REIT net taxable income.

(b)	The fourth quarter distribution was payable entirely in cash after the increase in outstanding shares of our common stock due to the special stock dividend on December 19, 2013.

Unregistered Sales of Equity Securities

During the three months ended December 31, 2013, we issued 92,888 shares of common stock to the advisor as consideration for asset management fees. The shares issued for asset management fees in October and November 2013 were issued at $10.00 per share. The shares issued for asset management fees in December 2013 were issued at $9.00 per share, which represents our NAV. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

All prior sales of unregistered securities have been previously reported on quarterly reports on Form 10-Q.

CWI 2013 10-K – -25

Use of Offering Proceeds

We intend to use the remaining net proceeds of our initial public offering and the net proceeds from our follow-on offering to acquire, own and manage our expanded hotel portfolio of lodging and lodging related properties and fund distributions to our stockholders. The use of proceeds from our initial public offering of common stock, which commenced in March 2011 pursuant to a registration statement (File No. 333-149899) that was declared effective in September 2010 and terminated on September 15, 2013, was as follows at December 31, 2013 (in thousands, except share amounts):

Shares registered	100,000,000
Aggregate price of offering amount registered	$1,000,000
Shares sold (a)	57,807,396

Aggregated offering price of amount sold	$575,810
Direct or indirect payments to the advisor including directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(47,645)
Direct or indirect payments to broker-dealers	(17,283)
Net offering proceeds to the issuer after deducting expenses	510,882
Purchases of real estate related assets, net of financings	(363,791)
Cash distributions paid to stockholders	(17,909)
Repayment of mortgage financing	(2,811)
Working capital	(6,003)
Acquisition costs	(32,988)
Proceeds from sale of equity investment	21,993
Temporary investments in cash	$109,373
___________

(a)	Excludes shares issued to affiliates, including our advisor, and shares issued pursuant to our DRIP.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2013, we redeemed 47 shares of our common stock to satisfy requests received during the third quarter of 2013, pursuant to our redemption plan. Additionally, during the fourth quarter of 2013, we received requests to redeem 39,733 shares of our common stock, pursuant to our redemption plan, which were satisfied in January 2014 as a result of a deferral approved by our board of directors in December 2013 in order to correspond with our follow-on offering and the establishment of our offering price.

2013 Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October	47	$9.35	N/A	N/A
November	—	—	N/A	N/A
December	—	—	N/A	N/A
Total	47
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

CWI 2013 10-K – -26

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information regarding the Company’s equity compensation plans as of December 31, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted‑Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	42,810 (a)	0 (b)	3,914,627 (c)
Equity compensation plans not approved by security holders	0	0	0
Total	42,810 (a)	0 (b)	3,914,627 (c)
___________

(a)	Reflects unvested restricted stock units (“RSUs”) granted under the CWI 2010 Equity Incentive Plan (the “Incentive Plan”). See Item 11 Executive Compensation for details about the Incentive Plan.

(b)	All RSUs are settled in shares of common stock on a one-for-one basis and accordingly do not have a weighted-average exercise price.

(c)
Awards under the Incentive Plan and the CWI Directors’ Incentive Plan - 2010 Equity Incentive Plan (the “Directors’ Incentive Plan”) are limited in amount, on a combined basis, to 4% of the issued and outstanding shares of our common stock (on a fully diluted basis, including those issued and outstanding under the two stock incentive plans) at the time of award of the RSUs, subject to a ceiling of 4,000,000 shares.

CWI 2013 10-K – -27

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 (in thousands, except per share amounts and statistical data):

	Years Ended December 31,
	2013	2012	2011	2010
Operating Data (a)
Total revenues	$122,223	$13,036	$—	$—
Acquisition-related expenses	26,941	5,549	498	—
Net loss	(30,399)	(3,842)	(712)	(298)
(Income) loss attributable to noncontrolling interests	(1,507)	1,119	—	—
Net loss attributable to CWI stockholders	(31,906)	(2,723)	(712)	(298)

Basic and diluted loss per share:
Net loss attributable to CWI stockholders(b)	(0.66)	(0.15)	(0.06)	(0.03)

Distributions declared per share (c)	0.5875	0.5500	0.4000	—

Balance Sheet Data
Total assets	$1,083,368	$229,758	$41,775	$333
Net investments in real estate (d)	868,200	186,521	33,466	—
Non-recourse debt	563,058	88,762	—	—
Due to related parties and affiliates (e)	5,225	847	456	46

Other Information
Net cash provided by (used in) operating activities (f)	$1,706	$(5,438)	$(1,091)	$(62)
Cash distributions paid	14,193	3,110	606	—
Scheduled payments of mortgage principal	811	2,000	—	—

Supplemental Financial Measures
FFO	$(13,410)	$(1,254)	$(712)	$(298)
MFFO	14,170	(286)	277	(298)

Statistical Data (g)
Occupancy	72.2%	66.1%	N/A	N/A
ADR	$166.72	$144.95	N/A	N/A
RevPAR	$120.44	$95.78	N/A	N/A

___________

(a)
For the period from inception (March 10, 2008) through December 31, 2009, we had no significant assets, cash flows, or results of operations, and accordingly periods prior to January 1, 2010 are not presented. We acquired our first Consolidated Hotel in May 2012.

(b)
For purposes of determining the weighted-average number of shares of common stock outstanding and loss per share, historical amounts have been adjusted to treat stock distributions declared and effective through the filing date as if they were outstanding as of the beginning of the periods presented.

(c)	For the first, second and third quarters of 2013 and the second, third and fourth quarters of 2012, $0.025 of each distribution was payable in shares of our common stock.

(d)	Net investments in real estate consist of Net investments in hotels and Equity investments in real estate.

(e)
Amounts due to related parties and affiliates do not include accumulated organization and offering costs incurred by our advisor in excess of 2% of offering proceeds under the advisory agreement for our initial public offering and 4% of offering proceeds under the advisory agreement for our follow-on offering (Note 3). From inception through the termination of our initial public offering on September 15, 2013, the advisor incurred organization and offering costs on

CWI 2013 10-K – -28

our behalf of $9.5 million, all of which we are obligated to reimburse. At December 31, 2013, $0.1 million was included in Due to related parties and affiliates on our consolidated balance sheet for these costs. From inception through December 31, 2013, the advisor incurred organization and offering costs on our behalf of $1.0 million related to our follow-on offering. At December 31, 2013, we were not obligated to reimburse the advisor for any of these costs.

(f)
Following the issuance of our financial statements for the six months ended June 30, 2013, we identified an error in the cash flow statement that was the result of not adjusting operating cash flow for the full amount of such non-cash asset management fees included in net income and instead including such non-cash asset management fees as a source of financing cash flow for that same amount. We assessed the materiality of this error on prior periods’ financial statements in accordance with Accounting Standards Codification (“ASC”) 250 and the SEC’s Staff Accounting Bulletin No. 99, “Materiality” and concluded that the impact of the error is not material to any previously issued financial statements. We have revised the cash flow statement for the year ended December 31, 2012, the period presented that was impacted by this error, to reflect a decrease in Net Cash Used in Operating Activities of $0.4 million and a corresponding decrease in Net Cash Provided by Financing Activities for the same amount.

(g)	Represents statistical data for our Consolidated Hotels during our ownership period.

CWI 2013 10-K – -29

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

Business Overview

We are a publicly owned, non-listed REIT formed for the purpose of acquiring, owning, disposing of and, through the advisor, managing and seeking to enhance the value of interests in lodging and lodging-related properties. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions to our stockholders and other factors. We conduct substantially all of our investment activities and own all of our assets through the Operating Partnership. We are a general partner and a limited partner of, and own a 99.985% capital interest in, the Operating Partnership. Carey Watermark Holdings, which is owned indirectly by WPC and Watermark Capital Partners, holds a special general partner interest of 0.015% in the Operating Partnership. At December 31, 2013, we held ownership interests in 18 hotels, with a total of 3,967 rooms.

During the year ended December 31, 2013, we acquired 12 Consolidated Hotels (Note 4). Our results of operations were significantly impacted by acquisition related expenses incurred in 2013 and 2012 and by hotel renovations. Eight of our Consolidated Hotels and one of our Unconsolidated Hotels underwent renovations during 2013. Two of our Consolidated Hotels and one of our Unconsolidated Hotels underwent renovations during 2012. These renovations disrupted hotel operations and took rooms out of service, negatively impacting our operating results during the renovation periods.

Significant Developments

Public Offering

Since the beginning of our initial public offering on September 15, 2010 through its termination on September 15, 2013, we raised $586.2 million, inclusive of reinvested distributions through the DRIP, of which $426.6 million was raised during 2013.

We commenced a follow-on public offering of up to an additional $350.0 million of our common stock and an additional $300.0 million in shares of common stock through our DRIP on December 20, 2013. We began selling shares in our follow-on offering in January 2014 and have raised $2.8 million through February 28, 2014.

NAV

Our NAV was calculated by our advisor relying in part on appraisals of the fair market value of our real estate portfolio provided by PKF Consulting USA, LLC and estimates of the fair market value of our mortgage debt provided by Robert A. Stanger & Co., Inc., each of which is an independent consultant and service provider to the real estate industry. The net amount was then adjusted for estimated disposition costs (including estimates of expenses, commissions and fees payable to the advisor) and our other net assets and liabilities at the same date.

Our NAV was estimated at $10.24 per share based on shares outstanding at November 30, 2013. In December 2013, we declared a special stock dividend where stockholders of record as of the close of business on December 16, 2013 received 0.1375 shares of our common stock for each share owned. These shares were issued on December 19, 2013. As a result of the increased number of outstanding shares of our common stock due to the stock dividend, the estimated per share
NAV was adjusted from $10.24 to $9.00. This adjustment facilitates equivalent treatment of investors in our initial public offering and investors in our follow-on offering and enables the Company to offer its stock in the follow-on offering at a consistent price of $10.00 per share, inclusive of commissions and offering costs.

For additional information on our NAV, see our Current Report on Form 8-K filed on December 13, 2013.

CWI 2013 10-K – -30

Acquisitions and Dispositions

During 2013, we invested more than $700 million in 12 Consolidated Hotels as follows: five select-service hotels within the Hilton Worldwide (“Hilton”) portfolio of brands (“Hilton Southeast Portfolio”) for $94.6 million in the aggregate, the Courtyard Pittsburgh Shadyside for $29.9 million, the Hutton Hotel Nashville for $73.6 million, the Holiday Inn Manhattan 6th Avenue Chelsea for $113.0 million, the Fairmont Sonoma Mission Inn and Spa for $76.6 million, the Marriott Raleigh City Center for $82.2 million, the Hawks Cay Resort for $131.3 million and the Renaissance Chicago Downtown for $134.9 million, respectively (Note 4). During this period, we also sold our 49% interest in the Long Beach Venture for a contractual price of $22.6 million (Note 5).

Financings

During 2013, in connection with our acquisitions, we obtained non-recourse mortgage loans aggregating $472.1 million with a weighted-average effective interest rate and term of 4.7% and 8.2 years, respectively (Note 9). We also drew down a total of $2.9 million on existing mortgage loans for renovations at two hotels.

Distributions

Our first quarter 2014 declared daily distribution is $0.0015277 per share, payable in cash, which equates to $0.5500 per share on an annualized basis and will be paid on or about April 15, 2014 to stockholders of record on each day during the first quarter.

Financial and Operating Highlights

(Dollars in thousands, except ADR and RevPAR)

	Years Ended December 31,
	2013	2012	2011
Revenue	$122,223	$13,036	$—
Net income from equity investments in real estate	(51)	1,611	1,082
Acquisition-related expenses	26,941	5,549	498
Net loss attributable to CWI stockholders	(31,906)	(2,723)	(712)

Cash distributions paid	14,193	3,110	606

Net cash provided by (used in) operating activities	1,706	(5,438)	(1,091)
Net cash used in investing activities	(768,357)	(134,705)	(33,466)
Net cash provided by financing activities	845,295	162,841	42,255

Supplemental financial measures: (a)
FFO	(13,410)	(1,254)	(712)
MFFO	14,170	(286)	277

Combined Portfolio Data: (b)
Occupancy	72.2%	66.1%	N/A
ADR	$166.72	$144.95	N/A
RevPAR	$120.44	$95.78	N/A
___________

(a)
We consider the performance metrics listed above, including FFO and MFFO, which are supplemental measures that are non-GAAP, to be important measures in the evaluation of our results of operations, liquidity, and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. See “Supplemental Financial Measures” below for our definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

(b)	Represents portfolio data for our Consolidated Hotels.

CWI 2013 10-K – -31

For the year ended December 31, 2013, we recognized net loss attributable to CWI stockholders of $31.9 million as compared to net loss of $2.7 million for the prior year period. Our results for the year ended December 31, 2013 reflect acquisition expenses of $26.9 million related to our 2013 hotel acquisitions and, to a lesser extent, the impact of renovation activity, as described in the “Results of Operations.” Our results for 2012 primarily reflect acquisition expenses of $5.5 million, partially offset by a bargain purchase gain resulting from the acquisition of Lake Arrowhead Resort and Spa of $3.8 million.

Current Trends

Lodging Fundamentals

Smith Travel Research, a leading provider of hospitality industry data, reported that the U.S. hotel industry’s three key performance metrics increased in the year ended December 31, 2013. In year-over-year measurements, the industry’s occupancy increased from 61.4% to 62.3%, ADR rose 4.0% from $106.10 to $110.35, and RevPAR increased by 5.4% from $65.17 to $68.69. Despite continuing global economic concerns as of the date of this Report, hotel operators and industry analysts maintain that the key hotel industry performance indicators remain favorable.

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

Investor Capital Inflows

According to Robert A. Stanger & Co., Inc., investor capital inflows for non-listed REITs overall improved 99.2% during the year ended December 31, 2013 compared to 2012.

During 2013, through the termination of our initial public offering on September 15, 2013, we raised offering proceeds, inclusive of reinvested distributions, of $426.6 million compared to $112.1 million for 2012. While the registration statement for our follow-on offering became effective on December 20, 2013, we did not commence fundraising until January 2014.

Results of Operations

We evaluate our results of operations with a primary focus on our ability to generate cash flow necessary to fund distributions to stockholders and to increase the value in our real estate investments. As a result, our assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flows, and to other non-cash charges, such as depreciation and impairment charges.

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

We have a limited operating history. We are dependent upon the remaining proceeds received from our initial public offering and the proceeds from our follow-on offering to conduct our acquisition activities. As illustrated by the acquisition dates listed in the table below, our results are not comparable year over year because we did not acquire our first Consolidated Hotel until May 2012. We invest in hotels that may require significant renovations. Generally, during the renovation period, a portion of total rooms are unavailable and hotel operations are disrupted, negatively impacting our results of operations. For each acquisition, we also incur acquisition-related costs and fees that impact our results of operations. We utilize the capital from our offering proceeds and mortgage indebtedness to fund our acquisitions.

CWI 2013 10-K – -32

The following table presents the comparative results of operations (in thousands):

	Years Ended December 31,
	2013	2012	Change	2012	2011		Change
Hotel Revenues	$122,223	$13,036	$109,187	$13,036	$—		$13,036

Hotel Expenses	101,456	11,526	89,930	11,526	—		11,526

Other Operating Expenses
Acquisition-related expenses	26,941	5,549	21,392	5,549	498		5,051
Corporate general and administrative expenses	5,024	2,475	2,549	2,475	626		1,849
Asset management fees to affiliate	2,847	601	2,246	601	171		430
Management expenses	1,123	689	434	689	488		201
	35,935	9,314	26,621	9,314	1,783		7,531

Operating Loss	(15,168)	(7,804)	(7,364)	(7,804)	(1,783)		(6,021)

Other Income and (Expenses)
Interest expense	(14,020)	(1,199)	(12,821)	(1,199)	(11)		(1,188)
Net (loss) income from equity investments in real estate	(51)	1,611	(1,662)	1,611	1,082		529
Bargain purchase gain	—	3,809	(3,809)	3,809	—		3,809
Other income	6	85	(79)	85	—		85
	(14,065)	4,306	(18,371)	4,306	1,071	—	3,235

Loss from Operations Before Income Taxes	(29,233)	(3,498)	(25,735)	(3,498)	(712)		(2,786)
Provision for income taxes	(1,166)	(344)	(822)	(344)	—		(344)
Net Loss	(30,399)	(3,842)	(26,557)	(3,842)	(712)		(3,130)
(Income) loss attributable to noncontrolling interests	(1,507)	1,119	(2,626)	1,119	—		1,119
Net Loss Attributable to CWI Stockholders	$(31,906)	$(2,723)	$(29,183)	$(2,723)	$(712)		$(2,011)

CWI 2013 10-K – -33

The following table sets forth the average occupancy rate, ADR and RevPAR from each of our Consolidated Hotels for the years ended December 31, 2013 and 2012, as well as the status of any planned renovations (Note 10). In the year of acquisition, this information represents data from their respective acquisition dates through year end.

		2013			2012
Consolidated Hotels	Acquisition Date	Occupancy Rate	ADR	RevPAR	Occupancy Rate	ADR	RevPAR	Renovation Status at December 31, 2013 (a)
Hampton Inn Boston Braintree (b) (c)	5/31/2012	70.2%	$141.08	$99.01	72.9%	$135.67	$98.84	Completed
Hilton Garden Inn New Orleans French Quarter/ CBD (c)	6/8/2012	71.9%	159.24	114.44	76.6%	136.24	104.31	Completed
Lake Arrowhead Resort and Spa (b) (c)	7/9/2012	45.2%	173.19	78.33	52.1%	180.26	93.90	Completed
Courtyard San Diego Mission Valley	12/6/2012	83.0%	125.10	103.78	59.0%	105.15	62.04	None planned
Hampton Inn Memphis Beale Street	2/14/2013	79.6%	167.82	133.62	N/A	N/A	N/A	Planned future
Hampton Inn Atlanta Downtown (c)	2/14/2013	67.0%	140.27	93.99	N/A	N/A	N/A	In progress
Hampton Inn Birmingham Colonnade (c)	2/14/2013	64.9%	100.56	65.30	N/A	N/A	N/A	In progress
Hampton Inn Frisco Legacy Park	2/14/2013	75.4%	112.41	84.77	N/A	N/A	N/A	Planned future
Hilton Garden Inn Baton Rouge Airport (c)	2/14/2013	63.3%	110.70	70.09	N/A	N/A	N/A	Completed
Courtyard Pittsburgh Shadyside (c)	3/12/2013	71.8%	166.59	119.55	N/A	N/A	N/A	Substantially completed
Hutton Hotel Nashville	5/29/2013	78.4%	211.03	165.52	N/A	N/A	N/A	None planned
Holiday Inn Manhattan 6th Avenue Chelsea	6/6/2013	95.3%	221.51	211.12	N/A	N/A	N/A	Planned future
Fairmont Sonoma Mission Inn & Spa (c)	7/10/2013	79.5%	333.47	265.24	N/A	N/A	N/A	In progress
Marriott Raleigh City Center	8/13/2013	70.5%	139.25	98.18	N/A	N/A	N/A	Planned future
Hawks Cay Resort	10/23/2013	59.5%	268.16	159.66	N/A	N/A	N/A	Planned future
Renaissance Chicago Downtown	12/20/2013	39.9%	121.05	48.27	N/A	N/A	N/A	Planned future
Consolidated Hotels		72.2%	$166.72	$120.44	66.1%	$144.95	$95.78
___________

(a)
Our renovation activity is discussed in Note 10. During the period of renovation, the hotel generally experiences either potential room nights out of service as a result of room renovations or canceled reservations, lost spa revenue (where applicable) and guest concessions as a result of significant disruption from the renovation of public space.

(b)	The hotel experienced significant renovation-related disruption during a portion of the year ended December 31, 2012.

(c)	The hotel experienced significant renovation-related disruption during a portion of the year ended December 31, 2013.

Hotel Revenues

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, hotel revenues increased by $109.2 million. As illustrated by the acquisition dates listed in the table above, our results are not comparable year over year because of hotel acquisitions in 2012 and 2013. Hotel revenues during both 2013 and 2012 were adversely affected by renovation disruptions at certain hotels as noted above.

Hotel Expenses

2013 vs. 2012 — For the years ended December 31, 2013 and 2012, our Consolidated Hotels incurred aggregate hotel operating expenses of $101.5 million and $11.5 million, respectively, representing 83.0% and 88.4%, respectively, of total hotel

CWI 2013 10-K – -34

revenues. As illustrated by the acquisition dates listed in the table above, our results are not comparable year over year because of hotel acquisitions in 2012 and 2013.

Acquisition-Related Expenses

We immediately expense acquisition-related costs and fees associated with business combinations of our Consolidated Hotels.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, acquisition-related expenses increased by $21.4 million, which reflects our acquisition activity during 2013.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, acquisition-related expenses increased by $5.1 million, which reflects our acquisition activity during 2012.

Corporate General and Administrative Expenses

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, corporate general and administrative expenses increased by $2.5 million to $5.0 million primarily due to increases in professional fees. Professional fees, which include legal, accounting and investor-related expenses incurred in the normal course of business, increased primarily as a result of an increase in the size of our hotel portfolio in the current year over the prior year.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, corporate general and administrative expenses increased by $1.8 million to $2.5 million primarily due to increases in professional fees of $1.0 million. Additionally, during 2011, we charged $0.7 million back to the advisor for excess operating expenses pursuant to our advisory agreement (Note 3). We did not have a similar charge during 2012.

Asset Management Fees to Affiliate

Asset management fees to affiliate represent fees paid to the advisor and are based on the value of average total assets under management.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, asset management fees increased by $2.2 million, which reflect our acquisition activity during 2013 and, to a lesser extent, 2012.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, asset management fees increased by $0.4 million as a result of our acquisition activity during 2011 and 2012.

Management Expenses

Management expenses primarily include reimbursements of allocated costs for personnel of the subadvisor related to the management of the hotels, as well as certain administrative duties. Allocated costs also include compensation for Mr. Medzigian, our chief executive officer, during the term of the subadvisory agreement, subject to the approval of our board of directors.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, management expenses increased by $0.4 million as a result of the increase in the number of hotels managed year over year.

Operating Loss

2013 — For the year ended December 31, 2013, operating loss was $15.2 million. Operating loss was primarily driven by acquisition-related expenses of $26.9 million, as described above, partially offset by contributions from hotels that were not undergoing renovations during 2013.

2012 — For the year ended December 31, 2012, operating loss was $7.8 million. As described above, we recognized acquisition-related expenses and Corporate general and administrative expense of $5.5 million and $2.5 million, respectively, during 2012.

CWI 2013 10-K – -35

Interest Expense

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, interest expense increased by $12.8 million, primarily as a result of mortgage financing obtained or assumed in connection with our acquisitions of Consolidated Hotels during 2012 and 2013.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, interest expense increased $1.2 million primarily as a result of mortgage financing obtained and assumed in connection with our Consolidated Hotels from their acquisition dates during 2012 through December 31, 2012. We acquired our first Consolidated Hotel in May 2012 so we recorded no interest expense during 2011.

Net (Loss) Income from Equity Investments in Real Estate

Net income from equity investments in real estate represents earnings from our equity investments in Unconsolidated Hotels recognized in accordance with each respective investment agreement and, where applicable, based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period (Note 5). We are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds fair value and is determined to be other than temporary.

The following table sets forth our share of equity earnings (loss) from our Unconsolidated Hotels as well as certain depreciation and amortization adjustments related to basis differentials from acquisitions of certain investments. In the year of acquisition, this information represents data from their respective acquisition dates through year end.

(in thousands)

		Years Ended December 31,
Venture	Acquisition Date	2013	2012	2011
Long Beach Venture (a)	May 5, 2011	$2,600	$1,812	$735
Hyatt French Quarter Venture (b)	September 6, 2011	(1,344)	992	347
Westin Atlanta Venture (c)	October 3, 2012	(1,307)	(1,193)	—
		$(51)	$1,611	$1,082
___________

(a)
For the year ended December 31, 2013, this balance represents activity through the date of the sale of this investment on July 17, 2013 and includes the gain on the sale of our investment, which was $1.8 million (Note 5).

(b)
The loss from equity investments for the year ended December 31, 2013 primarily reflects a $1.0 million loss on extinguishment of debt recognized by the venture as a result of refinancing its outstanding mortgage loan during the third quarter of 2013. The refinancing substantially reduced the interest rate of the mortgage loan and extended the maturity.

(c)
The loss from equity investments for the year ended December 31, 2013 reflects weak seasonal demand in the first and second quarters, as well as overall weak demand prior to the completion of hotel renovations, which commenced in September 2013 and are currently expected to be completed in early 2014.

Bargain Purchase Gain

During the third quarter of 2012, we recognized a bargain purchase gain of $3.8 million on the purchase of our controlling interest in the Lake Arrowhead Resort and Spa because the fair value assigned to the assets acquired net of liabilities assumed exceeded the consideration paid (Note 4).

Net (Income) Loss Attributable to Noncontrolling Interests

Net (income) loss attributable to noncontrolling interests reflects our venture partners’ share of losses based on the hypothetical liquidation at book value model (Note 5), as well as distributions of available cash made by the Operating Partnership to the advisor during 2013 (Note 3).

2013 — For the year ended December 31, 2013, aggregate income attributable to noncontrolling interests was $1.5 million (Note 4). Our venture partners’ shares of losses related to the Hilton Garden Inn French Quarter/CBD and Lake Arrowhead ventures was $0.4 million and $0.1 million, respectively, and our venture partners’ share of income related to the Fairmont Sonoma Mission Inn & Spa, from its date of acquisition during 2013 through December 31, 2013 was $0.1 million.

CWI 2013 10-K – -36

Additionally, distributions of available cash made by the Operating Partnership to the advisor aggregated $1.9 million during the year ended December 31, 2013 (Note 3).

2012 — For the year ended December 31, 2012, aggregate losses attributable to noncontrolling interests were $1.1 million (Note 4). Our venture partners’ shares of losses related to the Hilton Garden Inn French Quarter/CBD and Lake Arrowhead Ventures was $0.9 million and $0.2 million, respectively, from their respective dates of acquisition during 2012 through December 31, 2012.

Net Loss Attributable to CWI Stockholders

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, the resulting net loss attributable to CWI stockholders increased by $29.2 million.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, the resulting net loss attributable to CWI stockholders increased by $2.0 million.

Modified Funds from Operations

MFFO is a non-GAAP measure we use to evaluate our business. For a definition of MFFO and a reconciliation to net income attributable to CWI stockholders, see “Supplemental Financial Measures” below.

2013 vs. 2012 —For the year ended December 31, 2013 as compared to 2012, MFFO increased by $14.5 million. The improvement in MFFO principally reflects the increase in the size of our hotel portfolio in 2013 as compared to 2012, as well as contributions from hotels that were not undergoing renovations during 2013.

Financial Condition

Our initial public offering terminated on September 15, 2013 and we commenced our follow-on offering on December 20, 2013. We expect to use uninvested capital raised from our initial public offering and follow-on offering to acquire, own and manage our expanded hotel portfolio as well as seek to enhance the value of interests in lodging and lodging-related properties.

As a REIT, we are not subject to U.S. federal income taxes on amounts distributed to stockholders provided we meet certain conditions, including distributing at least 90% of our taxable income to stockholders. Our distributions since inception have exceeded our earnings and our FFO and have been primarily paid from offering proceeds. We expect that future distributions will be paid in whole or in part from offering proceeds, borrowings and other sources, without limitation, particularly during the period before we have substantially invested the remaining proceeds from our initial public offering and the net proceeds from our follow-on offering.

As a REIT, we are permitted to own lodging properties but are prohibited from operating these properties. In order to comply with applicable REIT qualification rules, we enter into leases for each of our lodging properties with our wholly-owned TRS. The TRS Lessees in turn contract with independent hotel management companies that manage day-to-day operations of our hotels under the oversight of the subadvisor.

Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements generally through existing cash and escrow balances and cash flow generated from our hotels, if any. We may use short-term borrowings from the advisor or its affiliates to fund acquisitions, at the advisor’s discretion, as described below in Cash Resources. We expect that cash flow from operations will be negatively impacted in the period of acquisition by several factors, primarily acquisition costs, renovation disruption and other administrative costs related to our regulatory reporting requirements specific to each acquisition. In later periods, we expect that our hotels will generate positive cash flow. However, until our offering proceeds are fully invested and any renovations have been completed, it may be necessary to use uninvested proceeds from our initial public offering and follow-on offering to fund a portion of our operating activities, as well as fund distributions. Over time, we expect to meet our long-term liquidity requirements, including funding additional hotel property acquisitions, through cash on hand and long-term secured and unsecured borrowings.

To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from future cash generated from operations or through short-term borrowings from the advisor or its affiliates, as described below in Cash Resources. In addition, we may incur indebtedness in connection with the acquisition of real estate, refinance the

CWI 2013 10-K – -37

debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financings or refinancings in additional properties.

Sources and Uses of Cash During the Year

We expect to use the cash flow generated from hotel operations to meet our normal recurring operating expenses and service debt. Our cash flows fluctuate from period to period due to a number of factors, which may include, among other things, the financial and operating performance of our hotels, the timing of purchases of hotels, the timing and characterization of distributions from equity method investments in hotels and seasonality in the demand for our hotels. Also, many hotels we invest in require renovations. During periods of renovation, the hotel may experience disruptions and generally a portion of total rooms are unavailable, possibly resulting in reduced revenue and operating income. Despite these fluctuations, we believe that, as we continue to invest the remaining proceeds of our initial public offering and the proceeds from our follow-on offering, we will generate sufficient cash from operations and from our equity method investments to meet our normal recurring short-term and long-term liquidity needs. However, through the date of this Report, our investments have not generated sufficient cash flow from operations to meet our short-term liquidity needs, which we expect to continue until we have fully invested the remaining proceeds of our initial public offering and the proceeds from our follow-on offering and any renovations at our hotels have been completed. Therefore, we expect to use existing cash resources, as described below in Cash Resources, to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities

During 2013, net cash provided by operating activities was $1.7 million as compared to net cash used in operations of $5.4 million for 2012. Net cash inflow during 2013 primarily resulted from net cash flow from hotel operations as well as the timing of the payment of acquisition-related expenses related to the Renaissance Chicago Downtown acquisition. This hotel was acquired during the fourth quarter of 2013, however acquisition fees payable to the advisor of $4.1 million were not paid until the first quarter of 2014. Net cash outflows during 2012 primarily resulted from acquisition-related expenses we incurred and the impact of renovation-related disruptions on hotel operating results during the periods.

Investing Activities

During 2013, we used offering proceeds totaling $749.0 million for acquisitions (Note 4), comprised of the following (in millions):

Hotel	Cash Paid at Acquisition
Hilton Southeast Portfolio	$94,600
Courtyard Pittsburgh Shadyside	29,900
Hutton Hotel Nashville	73,600
Holiday Inn Manhattan 6th Avenue Chelsea	113,000
Fairmont Sonoma Mission Inn & Spa (a)	89,450
Marriott Raleigh City Center	82,193
Hawks Cay Resort	131,301
Renaissance Chicago Downtown	134,939
$748,983
___________

(a)	Includes $12.8 million contributed by noncontrolling interests.

In addition, we funded $11.9 million of capital expenditures for our Consolidated Hotels during 2013. We received $29.2 million in distributions from equity investments in real estate in excess of equity in net income, inclusive of proceeds of $22.0 million from the sale of our interest in the Long Beach Venture. Funds totaling $61.6 million and $25.1 million, respectively, were placed in and released from lender-held escrow accounts for renovations, property taxes and insurance.

CWI 2013 10-K – -38

Financing Activities

Net cash provided by financing activities for 2013 was $845.3 million, primarily as a result of raising funds through the issuance of shares of our common stock in our initial public offering totaling $380.0 million, net of issuance costs, through its termination on September 15, 2013, and $475.0 million of mortgage financing obtained in connection with our acquisitions during the year. Our mortgage financing during 2013 was primarily comprised of the following (in millions):

Hotel	Mortgage Financing Obtained
Hilton Southeast Portfolio	$64,500
Courtyard Pittsburgh Shadyside	19,050
Hutton Hotel Nashville	44,000
Holiday Inn Manhattan 6th Avenue Chelsea	80,000
Fairmont Sonoma Mission Inn & Spa	44,000
Marriott Raleigh City Center	51,500
Hawks Cay Resort	79,000
Renaissance Chicago Downtown	90,000
Aggregate draws on existing mortgage loans for renovations	2,967
$475,017

These inflows were partially offset by cash distributions paid to stockholders of $14.2 million, inclusive of DRIP, payments of deferred financing costs of $5.3 million and distributions to noncontrolling interests totaling $2.1 million, comprised primarily of the distribution of available cash by the Operating Partnership totaling $1.9 million (Note 3).

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. From inception through December 31, 2013, we declared distributions, excluding distributions paid in shares of our common stock, to stockholders totaling $27.2 million, which were comprised of cash distributions of $11.2 million and $16.0 million reinvested by stockholders in shares of our common stock pursuant to our DRIP. We have determined that FFO, a non-GAAP metric, is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see “Supplemental Financial Measures” below. To date, we have not yet generated sufficient FFO to fund all our distributions; therefore, we funded substantially all of our cash distributions through December 31, 2013 from the proceeds of our initial public offering, with a portion being funded from FFO.

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. We limit the number of shares we may redeem so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed a maximum of 5% of our total shares outstanding as of the last day of the immediately preceding quarter. In addition, our ability to effect redemptions will be subject to our having available cash to do so. In 2013, we received requests to redeem and redeemed 20,667 shares of our common stock pursuant to our redemption plan. We redeemed these requests at an average price per share of $9.39 in accordance with the terms of that plan. We funded share redemptions during 2013 from the proceeds of the sale of shares of our common stock pursuant to our DRIP. Additionally, during the fourth quarter of 2013, we received requests to redeem 39,733 shares of our common stock, pursuant to our redemption plan, all of which were satisfied in January 2014. In December 2013, our board of directors approved a deferral to January 2014 of redemptions that would have otherwise occurred during December 2013 in order to correspond with our follow-on offering and the establishment of our offering price.

CWI 2013 10-K – -39

Summary of Financing

The table below summarizes our non-recourse debt (dollars in thousands):

	December 31,
	2013	2012
Carrying Value
Fixed rate	$358,424	$28,775
Variable rate	204,634	59,987
Total	$563,058	$88,762
Percent of Total Debt
Fixed rate	64%	32%
Variable rate	36%	68%
	100%	100%
Weighted-Average Interest Rate at End of Year
Fixed rate	4.6%	4.7%
Variable rate (a)	4.9%	4.7%
___________

(a)
At December 31, 2013, all of our variable-rate debt was effectively converted to fixed-rate debt through interest rate swap derivative instruments, which is reflected in the weighted-average interest rate.

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

Cash Resources

At December 31, 2013, our cash resources consisted of cash totaling $109.4 million, of which $19.3 million was held for working capital purposes. Our cash resources may be used to fund future investments and can be used for working capital needs, debt service and other commitments, such as renovation commitments as noted below.

In January 2013, our board of directors and the board of directors of WPC approved loans to us of up to $50.0 million in the aggregate, at a rate equal to the rate at which WPC is able to borrow funds under its credit facility, which is currently the London Interbank Offered Rate (“LIBOR”) plus 1.3%, for the purpose of facilitating acquisitions approved by our investment committee that we might not otherwise have sufficient available funds to complete. Any such loans may be made solely at the discretion of the management of WPC. Through the date of this Report, no such loans under this arrangement have been made pursuant to these approvals; however, WPC has provided similar loans to us in the past, all of which were repaid on or prior to their maturity dates.

Cash Requirements

During the next 12 months, we expect that cash payments will include acquiring new investments, paying distributions to our stockholders, making scheduled debt payments, reimbursing the advisor for costs incurred on our behalf, fulfilling our intended renovation commitments (Note 10) and paying normal recurring operating expenses. As described above, we expect to fund this activity through cash on hand, any cash flow generated from our hotels or, for acquisitions, through short-term borrowings from the advisor or its affiliates.

The mortgage loans for our Consolidated Hotels have no lump-sum or “balloon” payments due until 2015; however, $28.2 million of scheduled debt payments and interest on such borrowings are due during the next 12 months. In addition, during the next 12 months, we have committed to renovations aggregating $21.6 million at our Consolidated Hotels, which will be funded through amounts held in escrow accounts and our existing cash resources.

CWI 2013 10-K – -40

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our off-balance sheet arrangements and other contractual obligations at December 31, 2013 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt - Principal (a)	$563,193	$2,400	$115,103	$230,266	$215,424
Interest on borrowings (b)	137,941	25,838	51,124	33,789	27,190
Capital commitments (c)	42,594	21,571	21,023	—	—
Due to related party (d)	4,186	4,186	—	—	—
	$747,914	$53,995	$187,250	$264,055	$242,614
___________

(a)	Excludes unamortized discount of $0.1 million.

(b)	For variable-rate debt, interest on borrowings is calculated using the swapped interest rate.

(c)	Capital commitments represent our remaining renovation commitments under hotel franchise agreements at our Consolidated Hotels (Note 10).

(d)
Represents acquisition fees of $4.1 million payable to the advisor related to the Renaissance Chicago Downtown acquired on December 20, 2013, as well as amounts to be reimbursed to the advisor related to operating expenses initially paid by the advisor pursuant to the advisory agreement totaling less than $0.1 million (Note 3).

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

Accounting for Acquisitions

In connection with our acquisition of properties, we allocate purchase price to tangible and intangible assets and liabilities acquired based on their estimated fair values. If the fair value of an acquisition is less than the purchase price, we recognize goodwill and if the fair value is greater than our purchase price, we recognize a gain from a bargain purchase.

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

CWI 2013 10-K – -41

Building

The “as vacant” value of the subject building is determined based upon the following cost approach: first, a new replacement cost, including soft costs, is determined for the building, based upon information provided in the property appraisal, construction budgets of similar new and proposed projects, and costing index information from third-party information resources. Second, an amount is deducted from the replacement cost representing physical depreciation, based upon information provided in the appraisal.

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

Intangible Assets

Value is ascribed based on the income, or avoidance of expense, as well as favorable lease arrangements relative to current market rates, and net operating income from villa rental management programs that is derived from not having to replace these contracts in the marketplace.

Debt

We record debt assumed in business combinations at fair value. We determined the estimated fair value using a discounted cash flow model with rates that take into account the current market interest rate risk. Such resulting premium or discount is amortized over the remaining term of the obligation. We also consider the value of the underlying collateral taking into account the quality of the collateral, the time until maturity, and the current interest rate.

Impairments

We periodically assess whether there are any indicators that the value of our long-lived assets and related intangible assets may be impaired or that their carrying value may not be recoverable. We may incur impairment charges on real estate, investments in real estate and related intangible assets. Estimates and judgments used when evaluating whether these assets are impaired are presented below.

CWI 2013 10-K – -42

Real Estate

For real estate assets that we intend to hold and use and related intangible assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the future net undiscounted cash flow that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. The undiscounted cash flow analysis requires us to make our best estimate of net operating income, residual values and holding periods. Our investment objective is to hold properties on a long-term basis. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets and associated intangible assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining our estimate of future cash flows. If the future net undiscounted cash flow of the property’s asset group is less than the carrying value, the carrying value of the property’s asset group is considered not to be recoverable. We then measure the impairment loss as the excess of the carrying value of the property’s asset group over its estimated fair value. The property’s asset group’s estimated fair value is determined using the income approach or market information from outside sources such as broker quotes or recent comparable sales.

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

Supplemental Financial Measures

In the real estate industry, analysts and investors employ certain supplemental financial measures that are non-GAAP in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we use FFO and MFFO, supplemental non-GAAP measures, which are uniquely defined by our management. We believe these measures are useful to investors to consider because it may assist them to better understand and measure the performance of our business over time and against similar companies. A description of FFO and MFFO and reconciliations of FFO and MFFO to the most directly comparable GAAP measures are provided below.

FFO and MFFO

Due to certain unique operating characteristics of real estate companies, as discussed below, NAREIT has promulgated a measure known as FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to nor a substitute for net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the “White Paper”). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, impairment charges on real estate and depreciation and amortization; and after adjustments for unconsolidated partnerships and jointly owned investments. Adjustments for unconsolidated partnerships and jointly owned investments are calculated to reflect FFO. However, NAREIT’s definition of FFO does not distinguish between the conventional method of equity accounting and the hypothetical liquidation at book value method of accounting for unconsolidated partnerships and jointly owned investments.

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

CWI 2013 10-K – -43

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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. We intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets or another similar transaction) not later than six years following the termination of the initial public offering, which occurred on September 15, 2013. Thus, we do not intend to continuously purchase assets and intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and once essentially all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and most of our acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

We define MFFO consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: MFFO (the “Practice Guideline”) issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; accretion of discounts and amortization of premiums on debt investments; where applicable, payments of loan principal made by our equity investees accounted for under the hypothetical liquidation model where such payments reduce our income from equity investments in real estate, nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for Consolidated and Unconsolidated Hotels, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect

CWI 2013 10-K – -44

gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate and hedge risk, we retain an outside consultant to review all our hedging agreements. In as much as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such infrequent gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.

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

CWI 2013 10-K – -45

The following table provides a reconciliation between our net loss and MFFO (in thousands):

	Years Ended December 31,
	2013	2012	2011
Net loss attributable to CWI stockholders	$(31,906)	$(2,723)	$(712)
Adjustments:
Depreciation and amortization of real property	17,124	1,469	—
Gain on sale of equity investment in real estate (Note 5)	(1,802)	—	—
Proportionate share of adjustments for partially-owned entities - FFO adjustments	3,174	—	—
FFO - as defined by NAREIT	(13,410)	(1,254)	(712)
Acquisition expenses (a)	26,941	5,549	499
Other depreciation, amortization and non-cash charges	211	355	138
Bargain purchase gain on acquisition (Note 4)	—	(3,809)	—
Debt principal payment of equity investees (b)	—	—	352
Proportionate share of adjustments for partially-owned entities - MFFO adjustments (c)(d)	428	(1,127)	—
Total adjustments	27,580	968	989
MFFO (e)	$14,170	$(286)	$277
___________

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

(c)
Effective January 1, 2012, we adjust for the distributions received from our preferred interest in our jointly-owned real estate investments to the extent that they differ from the operating cash flow generated by each property, as this cash does not represent the sustainability of our operating performance. Under GAAP, we follow the hypothetical liquidation at book value method to recognize net income and do not reflect losses to the extent our partners continue to have equity in the investments. As MFFO is a measure of sustainable operating performance by the non-listed REIT industry, we adjust for charges related to the jointly-owned real estate investments GAAP structure that do not impact the operating performance of each property. We did not make such adjustment for the year ended December 31, 2011.

(d)
Effective January 1, 2013, we compute our proportionate share of adjustments in partially owned entities using the hypothetical liquidation at book value method of accounting (previously we used our legal ownership percentage to calculate the adjustment). We believe that it is more appropriate to compute our share under this method so as to appropriately reflect the economics of the partnership agreements in such investments. Had our share of adjustments for partially-owned entities been calculated in a similar manner for the year ended December 31, 2012, our share of adjustments for partially-owned entities would have been $0.2 million. There would have been no impact on our share of adjustments for partially-owned entities for the year ended December 31, 2011 had MFFO been calculated in a similar manner for that period.

(e)
Had MFFO been calculated in a manner as described in footnotes (c) and (d) above for the years ended December 31, 2012 and 2011, MFFO would have been $0.7 million and $(0.2) million, respectively. There would have been no impact on MFFO for the year ended December 31, 2010 had MFFO been calculated in a similar manner for that period. Excluded from MFFO for the year ended December 31, 2012 is the impact of a $0.3 million tax expense in the Long Beach Venture, which is required to be paid by our partner pursuant to the underlying operating agreement of the venture. This expense

CWI 2013 10-K – -46

should not be a factor in determining our operating performance because it does not impact our equity in earnings under the hypothetical liquidation at book value model.

CWI 2013 10-K – -47

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

As described in Note 8, we were exposed to geographic concentrations. In addition we are exposed to concentrations within the brands under which we operate our hotels.

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

At December 31, 2013, we estimated that the net fair value of our interest rate swaps, which are included in Other assets and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, were in a net asset position of less than $0.1 million (Note 8).

At December 31, 2013, all of our long-term debt either bore interest at fixed rates or was swapped to a fixed rate. The annual interest rates on our fixed-rate debt at December 31, 2013 ranged from 4.1% to 5.3%. The annual effective interest rate on our variable-rate debt at December 31, 2013 ranged from 4.1% to 5.7%. Our debt obligations are more fully described under Financial Condition in Item 7 above. The following table presents principal cash outflows for our Consolidated Hotels for each of the next five years and thereafter based upon expected maturity dates of our debt obligations outstanding at December 31, 2013 (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed-rate debt	$1,390	$20,309	$3,261	$5,013	$113,163	$215,424	$358,560	$358,722
Variable-rate debt	$1,010	$10,833	$80,700	$68,750	$43,340	$—	$204,633	$206,408

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt, excluding the impact of the interest rate swaps, at December 31, 2013 by an aggregate increase of $24.0 million or an aggregate decrease of $24.8 million, respectively.

CWI 2013 10-K – -48

Item 8. Financial Statements and Supplementary Data.

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

CWI 2013 10-K – -49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Carey Watermark Investors Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Carey Watermark Investors Incorporated and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
New York, New York

March 17, 2014

CWI 2013 10-K – -50

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2013	2012
Assets
Investments in real estate:
Hotels, at cost	$871,682	$142,765
Accumulated depreciation	(18,397)	(1,392)
Net investments in hotels	853,285	141,373
Equity investments in real estate	14,915	45,148
Net investments in real estate	868,200	186,521
Cash	109,373	30,729
Intangible assets, net	42,795	21
Due from related parties and affiliates	12	398
Accounts receivable	8,332	626
Restricted cash	42,151	6,272
Other assets	12,505	5,191
Total assets	$1,083,368	$229,758
Liabilities and Equity
Liabilities:
Non-recourse debt	$563,058	$88,762
Accounts payable, accrued expenses and other liabilities	31,491	5,050
Due to related parties and affiliates	5,225	847
Distributions payable	9,309	1,717
Total liabilities	609,083	96,376
Commitments and contingencies (Note 10)
Equity:
CWI stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized; 67,759,026 and 16,334,464 shares issued, respectively; and 67,703,835 and 16,299,940 shares outstanding, respectively	68	16
Additional paid-in capital	525,000	142,645
Distributions and accumulated losses	(62,868)	(9,166)
Accumulated other comprehensive loss	(136)	(299)
Less: treasury stock at cost, 55,191 and 34,524 shares, respectively	(525)	(331)
Total Carey Watermark Investors Incorporated stockholders’ equity	461,539	132,865
Noncontrolling interests	12,746	517
Total equity	474,285	133,382
Total liabilities and equity	$1,083,368	$229,758

See Notes to Consolidated Financial Statements.

CWI 2013 10-K – -51

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2013	2012	2011
Revenues
Hotel Revenues
Rooms	$89,394	$8,906	$—
Food and beverage	22,390	2,671	—
Other hotel income	10,439	1,395	—
Total hotel revenues	122,223	12,972	—
Other Real Estate Income	—	64	—
Total Revenues	122,223	13,036	—
Operating Expenses
Hotel Expenses
Rooms	22,064	2,508	—
Food and beverage	16,611	2,160	—
Other hotel operating expenses	6,025	811	—
General and administrative	10,523	1,269	—
Sales and marketing	11,523	1,191	—
Repairs and maintenance	4,677	679	—
Utilities	4,114	635	—
Management fees	2,435	199	—
Property taxes, insurance and rent	6,299	682	—
Depreciation and amortization	17,185	1,392	—
Total Hotel Expenses	101,456	11,526	—

Other Operating Expenses
Acquisition-related expenses	26,941	5,549	498
Corporate general and administrative expenses	5,024	2,475	626
Asset management fees to affiliate	2,847	601	171
Management expenses	1,123	689	488
Total Other Operating Expenses	35,935	9,314	1,783
Operating Loss	(15,168)	(7,804)	(1,783)
Other Income and (Expenses)
Interest expense	(14,020)	(1,199)	(11)
Net (loss) income from equity investments in real estate	(51)	1,611	1,082
Bargain purchase gain	—	3,809	—
Other income	6	85	—
	(14,065)	4,306	1,071
Loss from Operations Before Income Taxes	(29,233)	(3,498)	(712)
Provision for income taxes	(1,166)	(344)	—
Net Loss	(30,399)	(3,842)	(712)
(Income) loss attributable to noncontrolling interests (inclusive of Available Cash Distributions to advisor of $1,948, $0 and $0, respectively)	(1,507)	1,119	—
Net Loss Attributable to CWI Stockholders	$(31,906)	$(2,723)	$(712)
Basic and Diluted Loss Per Share	$(0.66)	$(0.15)	$(0.06)
Basic and Diluted Weighted Average Shares Outstanding	48,331,537	17,939,957	11,444,378

See Notes to Consolidated Financial Statements.

CWI 2013 10-K – -52

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Net Loss	$(30,399)	$(3,842)	$(712)
Other Comprehensive Loss
Other comprehensive loss before reclassifications — unrealized loss on derivative instruments	(1,088)	(335)	—
Amounts reclassified from accumulated other comprehensive loss to interest expense — unrealized loss on derivative instruments	941	36	—
Amounts reclassified from accumulated other comprehensive loss to Net income from equity investments — unrealized loss on derivative instruments	182	—	—
Comprehensive loss	(30,364)	(4,141)	(712)
Amounts Attributable to Noncontrolling Interests
Net (income) loss	(1,507)	1,119	—
Change in unrealized loss on derivative instruments	128	—	—
Comprehensive (income) loss attributable to noncontrolling interests	(1,379)	1,119	—

Comprehensive Loss Attributable to CWI Stockholders	$(31,743)	$(3,022)	$(712)

See Notes to Consolidated Financial Statements.

CWI 2013 10-K – -53

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2013, 2012 and 2011
(in thousands, except share and per share amounts)

	CWI Stockholders
	Shares	Common Stock	Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Treasury Stock	Total CWI Stockholders	Noncontrolling Interests	Total
Balance at January 1, 2011	23,222	$—	$209	$(298)	$—	$—	$(89)	$186	$97
Net loss				(712)			(712)		(712)
Shares issued, net of offering costs	4,760,301	5	42,063				42,068		42,068
Reallocation of contributions from noncontrolling interest			186				186	(186)	—
Stock-based compensation to directors	8,000		138				138		138
Distributions declared ($0.4000 per share)				(1,047)			(1,047)		(1,047)
Balance at December 31, 2011	4,791,523	5	42,596	(2,057)	—	—	40,544	—	40,544
Net loss				(2,723)			(2,723)	(1,119)	(3,842)
Shares issued, net of offering costs	11,439,591	11	99,334				99,345		99,345
Shares issued to affiliates	49,010		490				490		490
Contributions from noncontrolling interests							—	1,636	1,636
Shares issued under share incentive plans	7,688		186				186		186
Stock-based compensation to directors	4,000		39				39		39
Distributions declared ($0.5500 per share) (a)	42,652			(4,386)			(4,386)		(4,386)
Other comprehensive loss:
Change in unrealized loss on derivative instruments					(299)		(299)		(299)
Repurchase of shares	(34,524)					(331)	(331)		(331)
Balance at December 31, 2012	16,299,940	16	142,645	(9,166)	(299)	(331)	132,865	517	133,382
Net loss				(31,906)			(31,906)	1,507	(30,399)
Shares issued, net of offering costs	42,696,113	43	379,678				379,721		379,721
Shares issued to affiliates	251,071	1	2,510				2,511		2,511
Contributions from noncontrolling interests							—	12,917	12,917
Distributions to noncontrolling interests							—	(2,067)	(2,067)
Shares issued under share incentive plans	9,841		127				127		127
Stock-based compensation to directors	4,000		40				40		40
Stock dividends issued ($0.2125 per share) (a) (b)	8,463,537	8					8		8
Distributions declared ($0.5875 per share)				(21,796)			(21,796)		(21,796)
Other comprehensive loss:
Change in unrealized loss on derivative instruments					163		163	(128)	35
Repurchase of shares	(20,667)					(194)	(194)		(194)
Balance at December 31, 2013	67,703,835	$68	$525,000	$(62,868)	$(136)	$(525)	$461,539	$12,746	$474,285
___________

(a)	34,270 shares related to the stock distribution declared in the fourth quarter of 2012 and reflected as issued in the first quarter of 2013.

(b)	Inclusive of a special stock dividend of 0.1375 per share (Note 11).
See Notes to Consolidated Financial Statements.

CWI 2013 10-K – -54

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2013	2012 (a)	2011
Cash Flows — Operating Activities
Net loss	$(30,399)	$(3,842)	$(712)
Adjustments to net loss:
Depreciation and amortization	17,322	1,392	—
Loss from equity investments in real estate in excess of distributions received	873	1,263	—
Asset management fees payable to affiliates settled in shares	2,847	601	—
Amortization of deferred financing costs, prepaid franchise fee and other	856	157	—
Unrealized loss on derivative	—	135	—
Stock-based compensation expense	167	227	138
Bargain purchase gain	—	(3,809)	—
Increase (decrease) in due to related parties and affiliates	4,819	488	(652)
Net changes in other operating assets and liabilities	5,221	(2,050)	135
Net Cash Provided by (Used in) Operating Activities	1,706	(5,438)	(1,091)

Cash Flows — Investing Activities
Distributions received from equity investments in excess of equity income	29,237	225	—
Acquisition of hotels	(748,983)	(114,176)	—
Capital expenditures	(11,873)	(2,006)	—
Purchase of equity interests	—	(13,170)	(33,466)
Capital contributions to equity investments in real estate	(265)	—	—
Funds placed in escrow	(61,556)	(7,596)	—
Funds released from escrow	25,083	2,018	—
Net Cash Used in Investing Activities	(768,357)	(134,705)	(33,466)

Cash Flows — Financing Activities
Distributions paid	(14,193)	(3,110)	(606)
Contributions from noncontrolling interests	12,917	200	—
Distributions to noncontrolling interests	(2,067)	—	—
Withholding on restricted stock units	(52)	(38)	—
Proceeds from mortgage financing	475,017	70,987	—
Scheduled payments of mortgage principal	(811)	(2,000)	—
Deferred financing costs	(5,297)	(1,244)	—
Proceeds from issuance of shares, net of offering costs	379,975	98,377	42,861
Purchase of treasury stock	(194)	(331)	—
Proceeds from notes payable to affiliate	—	—	6,000
Repayment of notes payable to affiliate	—	—	(6,000)
Net Cash Provided by Financing Activities	845,295	162,841	42,255

Change in Cash During the Year
Net increase in cash	78,644	22,698	7,698
Cash, beginning of year	30,729	8,031	333
Cash, end of year	$109,373	$30,729	$8,031
___________
(a) Reflects a revised cash flow statement for the year ended December 31, 2012, as further discussed in Note 2.
(Continued)

CWI 2013 10-K – -55

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

Non-cash investing and financing activities:

A summary of our non-cash investing and financing activities for the periods presented is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Changes in accrued capital expenditures (Note 10)	$1,508	$1,004	$—
Offering costs paid by the advisor, advance proceeds held in escrow (Note 3)	$253	$1,045	$792
Distributions declared (Note 11)	$9,309	$1,717	$441
Issuance of noncontrolling interest (Note 4)	$—	$1,436	$—
Asset management fees settled in shares (Note 3)	$2,511	$490	$—

On July 9, 2012, we acquired a 97.35% controlling interest in the Lake Arrowhead Resort and Spa (Note 4). This transaction consisted of the acquisition and assumption of certain assets and liabilities, respectively, as detailed in the table below (in thousands):

Lake Arrowhead
Resort and Spa
Assets:
Net investments in hotels	$24,670
Intangible assets — in-place lease	21
Restricted cash	101
Other assets	144
Liabilities:
Fair value of non-recourse debt	(19,730)
Accounts payable, accrued expenses, and other liabilities	(870)
Non-cash contribution attributable to noncontrolling interest	(27)
Net assets acquired	4,309
Bargain purchase gain on acquisition	(3,809)
Cash paid on acquisition	$500

Supplemental cash flow information (in thousands):

	Years Ended December 31,
	2013	2012	2011
Cash payments for interest, net of amounts capitalized	$11,973	$894	$11
Cash payments for income taxes	$2,069	$265	$—

See Notes to Consolidated Financial Statements.

CWI 2013 10-K – -56

CAREY WATERMARK INVESTORS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business

Organization

CWI is a publicly owned, non-listed REIT formed as a Maryland corporation in March 2008 for the purpose of acquiring, owning, disposing of and, through our advisor, managing and seeking to enhance the value of, interests in lodging and lodging related properties primarily in the U.S. We conduct substantially all of our investment activities and own all of our assets through our Operating Partnership. We are a general partner and a limited partner and own a 99.985% capital interest in the Operating Partnership. Carey Watermark Holdings, which is owned indirectly by WPC and Watermark Capital Partners, holds a 0.015% special general partner interest in the Operating Partnership.

We are managed by our advisor, Carey Lodging Advisors, LLC, an indirect subsidiary of WPC. Our advisor manages our overall portfolio, including providing oversight and strategic guidance to the independent hotel operators that manage our hotels. Our subadvisor, CWA, LLC, a subsidiary of Watermark Capital Partners, provides services to the advisor primarily relating to acquiring, managing, financing and disposing of our hotels and overseeing the independent operators that manage the day-to-day operations of our hotels. In addition, the subadvisor provides us with the services of our chief executive officer during the term of the subadvisory agreement, subject to the approval of our independent directors.

The following table sets forth certain information for our Consolidated Hotels that we consolidate in our financial statements, as further discussed in Note 4, and our Unconsolidated Hotels that we record as equity investments in our financial statements, as further discussed in Note 5, at December 31, 2013.

(Dollars in thousands)

Hotels	State	Number of Rooms	% Owned	Our Investment (a)	Acquisition Date	Hotel Type
Consolidated Hotels
Hampton Inn Boston Braintree	Massachusetts	103	100%	$12,500	May 31, 2012	Select-service
Hilton Garden Inn New Orleans French Quarter/CBD	Louisiana	155	88%	16,176	June 8, 2012	Select-service
Lake Arrowhead Resort and Spa	California	173	97%	24,039	July 9, 2012	Full-service
Courtyard San Diego Mission Valley	California	317	100%	85,000	December 6, 2012	Select-service
Hilton Southeast Portfolio:
Hampton Inn Atlanta Downtown	Georgia	119	100%	18,000	February 14, 2013	Select-service
Hampton Inn Frisco Legacy Park	Texas	105	100%	16,100	February 14, 2013	Select-service
Hampton Inn Memphis Beale Street	Tennessee	144	100%	30,000	February 14, 2013	Select-service
Hampton Inn Birmingham Colonnade	Alabama	133	100%	15,500	February 14, 2013	Select-service
Hilton Garden Inn Baton Rouge Airport	Louisiana	131	100%	15,000	February 14, 2013	Select-service
Courtyard Pittsburgh Shadyside	Pennsylvania	132	100%	29,900	March 12, 2013	Select-service
Hutton Hotel Nashville	Tennessee	247	100%	73,600	May 29, 2013	Full-service
Holiday Inn Manhattan 6th Avenue Chelsea	New York	226	100%	113,000	June 6, 2013	Full-service
Fairmont Sonoma Mission Inn & Spa	California	226	75%	76,647	July 10, 2013	Full-service
Marriott Raleigh City Center	North Carolina	400	100%	82,193	August 13, 2013	Full-service
Hawks Cay Resort (b)	Florida	177	100%	131,301	October 23, 2013	Full-service
Renaissance Chicago Downtown	Illinois	553	100%	134,939	December 20, 2013	Full-service
		3,341		$873,895
Unconsolidated Hotels
Hyatt New Orleans French Quarter	Louisiana	254	80%	$13,000	September 6, 2011	Full-service
Westin Atlanta Perimeter North	Georgia	372	57%	13,170	October 3, 2012	Full-service
		626		$26,170
_________

(a)
For our Consolidated Hotels, amount represents the fair value of net assets acquired less the fair value of noncontrolling interests, exclusive of acquisition expenses and the fair value of any debt assumed, at time of acquisition. For Unconsolidated Hotels, amount represents purchase price plus capitalized costs, inclusive of fees paid to the advisor, at the time of acquisition.

CWI 2013 10-K – -57

(b)	The resort also includes a resort residential management program that contains over 250 two-three-and four-bedroom villas.

Public Offering

In our initial public offering, which ran from September 15, 2010 through September 15, 2013, we raised $586.2 million, inclusive of reinvested distributions through our DRIP. Our initial public offering was offered on a “best efforts” basis by Carey Financial and other selected dealers. We intend to invest the remaining net proceeds of our initial public offering in lodging and lodging related properties.

On October 25, 2013, we filed a registration statement with the SEC for a continuous public offering of up to an additional $350.0 million of our common stock at $10.00 per share, which was declared effective by the SEC on December 20, 2013. The registration statement also covers the offering of up to $300.0 million at $9.50 per share pursuant to our DRIP. We refer to the continuous public offering as the “follow-on offering.”

Note 2. Summary of Significant Accounting Policies

Basis of Consolidation

Our consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries. The portion of equity in a consolidated subsidiary that is not attributable, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

When we obtain an economic interest in an entity, we evaluate the entity to determine if it is a variable interest entity (“VIE”) and, if so, whether we are deemed to be the primary beneficiary and are therefore required to consolidate the entity. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of a VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.

For an entity that is not considered to be a VIE but rather a voting interest entity, the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. We evaluate the partnership agreements or other relevant contracts to determine whether there are provisions in the agreements that would overcome this presumption. If the agreements provide the limited partners with either (a) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights, the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, and, therefore, the general partner must account for its investment in the limited partnership using the equity method of accounting.

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

Reclassifications

Certain prior year expenses and amounts within operating cash flow have been reclassified to conform to the current year presentation. These reclassifications had no impact on net loss for the periods presented.

CWI 2013 10-K – -58

Notes to Consolidated Financial Statements

Accounting for Acquisitions

We determine whether a transaction or other event is a business combination, which requires that the assets acquired and the liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method of accounting. We record our investments in hotel properties based on the fair value of the identifiable assets acquired, identifiable intangible assets acquired, liabilities assumed and any noncontrolling interest in the acquired entity, as well as recognizing and measuring goodwill or a gain from a bargain purchase at the acquisition date. Assets are recorded at fair value and allocated to land, hotel buildings, hotel building improvements, furniture, fixtures and equipment and intangibles, as applicable, using appraisals and valuations performed by management and independent third parties. Fair values are based on the exit price (i.e. the price that would be received in an orderly transaction to sell an asset or transfer a liability between market participants at the measurement date). We evaluate several factors, including market data for similar assets or similar in-place lease contractual agreements for intangible assets, expected cash flows discounted at risk adjusted rates and replacement cost for the assets to determine an appropriate exit cost when evaluating the fair value of our assets. We immediately expense all acquisition costs and fees associated with transactions deemed to be business combinations in which we consolidate the asset and we capitalize these costs for transactions deemed to be acquisitions of an asset, including an equity investment. We record debt assumed in business combinations at fair value. We determined the estimated fair value using a discounted cash flow model with rates that take into account the current market interest rate risk. Such resulting premium or discount is amortized over the remaining term of the obligation. We also considered the value of the underlying collateral taking into account the quality of the collateral, the time until maturity, and the current interest rate.

Real Estate

We carry land, buildings and personal property at cost less accumulated depreciation. We capitalize improvements, while we expense replacements, maintenance and repairs that do not improve or extend the life of the respective assets. Renovations and/or replacements at the hotel properties that improve or extend the life of the assets are capitalized and depreciated over their useful lives, while repairs and maintenance are expensed as incurred. We capitalize interest and certain other costs, such as incremental labor costs relating to hotels undergoing major renovations and redevelopments.

Cash

Our cash is held in the custody of major financial institutions, and these balances may, at times, exceed federally insurable limits, however management believes the credit risk related to these deposits is minimal.

Restricted Cash

Restricted cash consists primarily of amounts escrowed pursuant to the terms of our mortgage debt to fund planned renovations and improvements, property taxes, insurance and normal replacements of furniture, fixtures and equipment at our hotels. Also included in Restricted cash at December 31, 2012 were funds held in an interest bearing account relating to the sale of our common stock pursuant to our initial public offering until the funds were transferred into our bank account.

Other Assets

Other assets consists primarily of prepaid expenses, hotel inventories, deposits, deferred franchise fees and deferred financing costs.

Deferred Franchise Fees

Deferred franchise fees represent hotel franchise application fees, which are being amortized over the term of the respective franchise agreements (generally 10 to 25 years). At December 31, 2013 and 2012, the unamortized balance of these arrangements was $0.9 million and $0.3 million, respectively. During both 2013 and 2012, we recognized amortization expense related to these arrangements of less than $0.1 million within Sales and marketing expense in the consolidated financial statements.

Deferred Financing Costs

Deferred financing costs represent costs to obtain mortgage financing. We amortize these charges over the term of the related mortgage using a method which approximates the effective interest method.

CWI 2013 10-K – -59

Notes to Consolidated Financial Statements

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

Hotel Revenue Recognition

We recognize revenue from operations of our hotels as the related services are provided. Our hotel revenues are comprised of hotel operating revenues, such as room, food and beverage, and revenue from other hotel income (such as telephone, spa services, parking and business centers). These revenues are recorded net of any sales or occupancy taxes collected from our guests as earned. All rebates or discounts are recorded, when allowed, as a reduction in revenue, and there are no material contingent obligations with respect to rebates or discounts offered by us. All revenues are recorded on an accrual basis, as earned. Appropriate allowances are made for doubtful accounts and are recorded as a bad debt expense.

We do not have any time-share arrangements and do not sponsor any frequent guest programs for which we would have any contingent liability. We participate in frequent guest programs sponsored by our hotel brands, and we expense the charges associated with those programs (typically consisting of a percentage of the total guest charges incurred by a participating guest) as incurred. When a guest redeems accumulated frequent guest points at one of our hotels, the hotel bills the sponsor for the services provided in redemption of such points and records revenue in the amount of the charges billed to the sponsor. We have no loss contingencies or ongoing obligation associated with frequent guest programs beyond what is paid to the brand owner following a guest’s stay.

Depreciation and Amortization

We compute depreciation of hotels and related building improvements using the straight-line method over the estimated useful lives of the properties (limited to 40 years for buildings and ranging from four years up to the remaining life of the building at the time of addition for building improvements), site improvements (generally four to 15 years) and furniture, fixtures and equipment (generally one to 12 years).

We compute amortization of intangible assets using the straight-line method over the estimated useful life of the asset. See Note 7 for range of lives by asset.

Impairments

We periodically assess whether there are any indicators that the value of our long lived real estate and related intangible assets may be impaired or that their carrying value may not be recoverable. We may incur impairment charges on real estate, related intangible assets and equity investments. Our policies for evaluating whether these assets are impaired are presented below.

Real Estate

For real estate assets and related intangible assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the future net undiscounted cash flow that we expect the property will generate, including any estimated proceeds from the eventual sale of the property. The undiscounted cash flow analysis requires us to make our best estimate of, among other things, net operating income, residual values and holding periods. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets and associated intangible assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining our estimate of future cash flows. If the future net undiscounted cash flow of the property’s asset group is less than the carrying value, the property is considered to be impaired. We then measure the loss as the excess of the carrying value of the property’s asset group over its estimated fair value.

CWI 2013 10-K – -60

Notes to Consolidated Financial Statements

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

Organization and Offering Costs

The advisor has paid various organization and offering costs on our behalf, a portion of which we became liable for under the advisory agreement on March 3, 2011 (Note 3). As funds are raised, we accrue costs incurred in connection with the raising of capital as deferred offering costs. Upon receipt of offering proceeds we charge the deferred offering costs to stockholders’ equity as appropriate. Such reimbursements will not exceed regulatory cost limitations. Organization costs are expensed as incurred and are included in General and administrative expenses in the financial statements.

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

We made an accounting policy election effective January 1, 2011, or the “effective date”, to use the portfolio exception in ASC 820-10-35-18D, Application to Financial Assets and Financial Liabilities with Offsetting Positions in Market Risk or Counterparty Credit Risk, the “portfolio exception,” with respect to measuring counterparty credit risk for all of our derivative transactions subject to master netting arrangements.

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our stockholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income taxes on our income and gains that we distribute to our stockholders as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, as well as other factors. We believe that we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a REIT. Deferred income taxes are recorded for the corporate subsidiaries based on earnings reported. The provision for income taxes differs from the amounts currently payable because of temporary differences in the recognition of certain income and expense items for financial reporting and tax reporting purposes. Income taxes are computed under the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial bases of assets and liabilities

We conduct business in various states and municipalities within the U.S., and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As a result, we are subject to certain state and local taxes and a provision for such taxes is included in the consolidated financial statements.

We elect to treat certain of our corporate subsidiaries as TRSs. In general, a TRS may perform additional services for our investments and generally may engage in any real estate or non-real estate-related business (except for the operation or management of health care facilities or lodging facilities or providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax.

Significant judgment is required in determining our tax provision and in evaluating our tax positions. We establish tax reserves based on a benefit recognition model, which we believe could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, we recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. We derecognize the tax position when it is no longer more likely than not of being sustained.

CWI 2013 10-K – -61

Notes to Consolidated Financial Statements

Our earnings and profits, which determine the taxability of distributions to stockholders, differ from net income reported for financial reporting purposes due primarily to differences in depreciation and timing differences of certain income and expense recognitions, for federal income tax purposes. Deferred income taxes relate primarily to our TRSs and are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities of our TRSs and their respective tax bases and for their operating loss and tax credit carry forwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.

Share-Based Payments

We have granted RSUs to our independent directors and certain employees of our subadvisor. RSUs issued to employees of our subadvisor vest over three years, subject to continued employment, and RSUs issued to our independent directors vest immediately. The expense recognized for share-based payment transactions for awards made to directors is based on the grant date fair value estimated in accordance with current accounting guidance for share-based payments. Share based payment transactions for awards made to employees of our subadvisor are based on the fair value of the services received. We recognize these compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the award. We include share based payment transactions within Corporate general and administrative expense.

Income or Loss Attributable to Noncontrolling Interests

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

CWI 2013 10-K – -62

Notes to Consolidated Financial Statements

Revision of Previously Issued Financial Statements

Our advisor earns an annual asset management fee as described in Note 3. Beginning in the first quarter of 2012, we began settling all asset management fees in shares of our common stock, rather than in cash, at the election of the advisor. Following the issuance of our financial statements for the six months ended June 30, 2013, we identified an error in the cash flow statement that was the result of not adjusting operating cash flow for the full amount of such non-cash asset management fees included in net income, and instead including such non-cash asset management fees as a source of financing cash flow for that same amount. We assessed the materiality of this error on prior periods’ financial statements in accordance with ASC 250 and the SEC’s Staff Accounting Bulletin No. 99, “Materiality” and concluded that the impact of the error was not material to any previously issued financial statements. We have properly reflected these transactions in our Consolidated Statements of Cash Flows for the year ended December 31, 2013 and therefore, in order to present consistent information to the users of our financial statements, we have revised the cash flow statement for the year ended December 31, 2012. The table below illustrates the effect of the error correction on all previously issued financial statements. In addition, we have added supplemental disclosures of these non-cash financing activities. The error impacted cash flow used in operating activities and cash flows provided by financing activities, and did not affect our consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive loss, consolidated statements of equity, cash flows used in investing activities, or cash balances for any reporting periods.

(in thousands)

	Net Cash (Used in) Provided by Operating Activities			Net Cash Provided by (Used in) Financing Activities
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Six months ended June 30, 2013	$(6,116)	$673	$(5,443)	$388,748	$(673)	$388,075
Three months ended March 31, 2013	(319)	275	(44)	144,894	(275)	144,619

Year ended December 31, 2012 (a)	(5,850)	412	(5,438)	163,253	(412)	162,841
Six months ended June 30, 2012	(470)	119	(351)	49,499	(119)	49,380
___________

(a)	The cash flow statement for the nine months ended September 30, 2012 was revised in our Quarterly Report on Form 10-Q for the nine months ended September 30, 2013.

Out-of Period Adjustment

In the fourth quarter of 2013, we identified an error in the consolidated financial statements related to the understatement of an expense from one of our equity method investments, which should have been recorded in the third quarter of 2013.  We concluded that this error was not material to our financial position or results of operations for the current period or any of the prior periods. As such, we recorded an out of period adjustment of $0.5 million to reflect the additional loss from our equity method investment.

Recent Accounting Requirements

The following Accounting Standards Updates (“ASUs”) promulgated by the Financial Accounting Standards Board (“FASB”) are applicable to us as indicated:

ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities — In January 2013, the FASB issued an update to ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting or similar arrangement. These amendments did not have a significant impact on our financial position or results of operations and were applicable to us for our interim and annual reports beginning in 2013.

ASU 2013-02, Other Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income — In February 2013, the FASB issued ASU 2013-02 requiring entities to disclose additional information about items reclassified out of accumulated other comprehensive income. This ASU impacts the form of our

CWI 2013 10-K – -63

Notes to Consolidated Financial Statements

disclosures only, is applicable to us for our interim and annual reports beginning in 2013, and has been applied retrospectively. The related additional disclosures are located in the consolidated statements of comprehensive loss.

ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, a Consensus of the FASB Emerging Issues Task Force — In July 2013, the FASB issued ASU 2013-10, which permits the Fed Funds Effective Swap Rate, also referred to as the “Overnight Index Swap Rate,” to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the U.S. government and LIBOR swap rate. The update also removes the restriction on the use of different benchmark rates for similar hedges. This ASU will be applicable to us for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. Through the date of this Report, we had not entered into any transactions to which this ASU applies.

Note 3. Agreements and Transactions with Related Parties

Agreements with the Advisor and Subadvisor

We have an advisory agreement with the advisor to perform certain services for us, including managing the offering and our overall business, identification, evaluation, negotiation, purchase and disposition of lodging related properties and the performance of certain administrative duties. The agreement that is currently in effect is scheduled to expire on September 30, 2014, unless renewed pursuant to its terms. The advisor has entered into a subadvisory agreement with the subadvisor, whereby the advisor pays 20% of the fees earned under the advisory agreement to the subadvisor. The advisor also has an arrangement with the subadvisor whereby the subadvisor provides certain personnel services to us.

The following tables present a summary of fees we paid and expenses we reimbursed to the advisor, subadvisor and other affiliates in accordance with the terms of those agreements (in thousands):

	Years Ended December 31,
	2013	2012	2011
Amounts Included in the Consolidated Statements of Operations
Acquisition fees	$20,271	$3,724	$157
Asset management fees	2,847	601	171
Loan refinancing fee	—	37	—
Personnel reimbursements	1,389	826	488
Organization costs	—	—	74
Excess operating expenses due from advisor	—	—	(682)
Available Cash Distribution	1,948	—	—
Interest expense	—	—	11
	$26,455	$5,188	$219

Other Transaction Fees Incurred
Selling commissions and dealer manager fees	$40,444	$10,497	$4,602
Offering costs	6,309	2,207	869
Capitalized acquisition fees for equity method investments	—	815	1,785
Capitalized loan refinancing fee	265	—	—
	$47,018	$13,519	$7,256

CWI 2013 10-K – -64

Notes to Consolidated Financial Statements

	December 31,
	2013	2012
Amounts Due to Related Parties and Affiliates
Organization and offering costs due to the advisor	$62	$473
Other amounts due to the advisor	4,833	280
Due to joint venture partners	330	—
Other	—	94
	$5,225	$847

Amounts Due from Related Parties and Affiliates
Due from joint venture partners	$—	$368
Other	12	30
	$12	$398

Acquisition Fees

The advisor receives acquisition fees of 2.5% of the total investment cost of the properties acquired, including on our proportionate share of equity method investments, and loans originated by us, not to exceed 6% of the aggregate contract purchase price of all investments and loans. We expense acquisition-related costs and fees on acquisitions deemed to be business combinations and capitalize those costs on acquisitions of equity method investments.

Asset Management Fees and Loan Refinancing Fees

We pay the advisor an annual asset management fee equal to 0.50% of the aggregate average market value of our investments. The advisor is also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property as well as a loan refinancing fee of up to 1% of a refinanced loan, if certain conditions described in the advisory agreement are met. We expense loan refinancing fees related to our Consolidated Hotels and capitalize those fees on Unconsolidated Hotels. We paid all asset management fees for 2013 and 2012 in shares of our common stock rather than in cash at the election of the advisor. At December 31, 2013, the advisor owned 364,421 shares (0.54%) of our outstanding common stock. We expense acquisition-related costs and fees on acquisitions deemed to be business combinations and capitalize those costs and fees on acquisitions of equity method investments.

Personnel Reimbursements

Pursuant to the subadvisory agreement, we reimburse the advisor, which subsequently reimburses the subadvisor, for personnel costs and other charges. We have also granted RSUs to employees of the subadvisor pursuant to our 2010 Equity Incentive Plan (Note 11). The subadvisor provides us with the services of Michael G. Medzigian, our chief executive officer, during the term of the subadvisory agreement, subject to the approval of our board of directors. Such personnel reimbursements are included in Management expenses and Corporate general and administrative expenses in our consolidated financial statements.

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

Organization and Offering Costs

Pursuant to the advisory agreement, we are obligated to reimburse the advisor for all organization and offering costs incurred in connection with our initial public offering, up to a maximum amount (excluding selling commissions and the dealer manager fee described above) of 2% of the gross proceeds of our initial public offering or 4% of the gross proceeds of our follow-on offering and the DRIP.

From inception through the termination of our initial public offering on September 15, 2013, the advisor incurred organization and offering costs on our behalf of approximately $9.5 million, all of which we are obligated to reimburse. At December 31,

CWI 2013 10-K – -65

Notes to Consolidated Financial Statements

2013 and 2012, $0.1 million and $0.5 million, respectively, was included in Due to related parties and affiliates on our consolidated balance sheet for these costs. At December 31, 2013, the remaining amounts were paid.

Excess Operating Expenses Due from Advisor

Pursuant to the advisory agreement (with quoted variables as defined in the advisory agreement), the advisor is obligated to reimburse us for “operating expenses” to the extent that these expenses exceed the greater of 2% of “average invested assets” or 25% of our “adjusted net income.” Repayment of any such reimbursement is subject to approval of our board of directors. For the 12-month period ended December 31, 2013, our operating expenses were below the 2%/25% threshold. Our operating expenses exceeded the 2% threshold by $0.4 million and $0.7 million for the 12-month periods ended December 31, 2012 and 2011, respectively. Accordingly, in 2011 we reduced our corporate general and administrative expenses by $0.7 million, since, based upon our expected results, we did not anticipate repaying the advisor for these expenses in 2012. However, at December 31, 2012, we expected our 2013 operating expenses to be sufficiently below the 2%/25% threshold for us to repay the advisor with regard to the 2012 amount. Therefore, rather than reduce our expenses in 2012, we recorded a receivable of $0.4 million in 2012 from the advisor as well as an offsetting payable. Both the 2012 and 2011 amounts were reimbursed by the advisor in the first quarters of 2013 and 2012, respectively. Subsequently, during the fourth quarter of 2013, we repaid the advisor for the operating expenses that exceeded the 2% threshold for the 12-month period ended December 31, 2012. This repayment was approved by our board of directors as required under the advisory agreement.

Available Cash Distributions

Carey Watermark Holdings’ special general partner interest entitles it to receive distributions of 10% of Available Cash, as defined in the agreement of limited partnership of the Operating Partnership (“Available Cash Distributions”), generated by Operating Partnership, subject to certain limitations. In addition, in the event of the dissolution of the Operating Partnership, Carey Watermark Holdings will be entitled to receive distributions of up to 15% of net proceeds, provided certain return thresholds are met for the initial investors in the Operating Partnership. Distributions of Available Cash by the Operating Partnership aggregated $1.9 million during the year ended December 31, 2013 and is included in (Income) loss attributable to noncontrolling interests in the consolidated financial statements.

Other Amounts Due to the Advisor

At December 31, 2013, this balance primarily represents acquisition fees of $4.1 million payable to the advisor related to the Renaissance Chicago Downtown acquired on December 20, 2013, which was paid in the first quarter of 2014. At December 31, 2012, this balance represents management fees payable and reimbursable expenses.

Due to Joint Venture Partners

This balance is primarily comprised of amounts due from consolidated joint ventures to our joint venture partners related to hotel operating expenses paid by hotel managers that are affiliates of our joint venture partners, which will be reimbursed.

Other

Other is primarily comprised of amounts due to Carey Financial, representing selling commissions and dealer manager fees related to our initial public offering, and amounts due to Carey REIT II, Inc., a subsidiary of WPC, representing directors’ fees paid on our behalf.

Other Transactions with Affiliates

In January 2013, our board of directors and the board of directors of WPC approved loans to us of up to $50.0 million in the aggregate, at a rate equal to the rate at which WPC is able to borrow funds under its existing credit facility, which is currently LIBOR plus 1.3%, for the purpose of facilitating acquisitions approved by our investment committee that we might not otherwise have sufficient available funds to complete. Any such loans may be made solely at the discretion of the management of WPC. Through the date of this Report, no such loans under this arrangement have been made pursuant to these approvals; however, WPC has provided similar loans to us in the past, all of which were repaid on or prior to their maturity dates.

CWI 2013 10-K – -66

Notes to Consolidated Financial Statements

Note 4. Net Investment in Hotels

Net investment in hotels is summarized as follows (in thousands):

	December 31,
	2013	2012
Buildings	$685,108	$106,885
Land	124,450	23,555
Furniture, fixtures and equipment	46,757	8,170
Building and site improvements	11,993	2,570
Construction in progress	3,374	1,585
Hotels, at cost	871,682	142,765
Less: Accumulated depreciation	(18,397)	(1,392)
Net investments in hotels	$853,285	$141,373

2013 Acquisitions

Hilton Southeast Portfolio

On February 14, 2013, we acquired the Hilton Southeast Portfolio from entities managed by Fairwood Capital, LLC, an unaffiliated third-party, for $94.6 million. The Hilton Southeast Portfolio consists of the 144-room Hampton Inn Memphis Beale Street in Tennessee, the 119-room Hampton Inn Atlanta Downtown in Georgia, the 133-room Hampton Inn Birmingham Colonnade in Alabama, the 105-room Hampton Inn Frisco Legacy Park in Texas and the 131-room Hilton Garden Inn Baton Rouge Airport in Louisiana. The Hampton Inn Memphis Beale Street, the Hampton Inn Atlanta Downtown and the Hampton Inn Birmingham Colonnade are managed by Crescent Hotels & Resorts. The Hampton Inn Frisco Legacy Park and Hilton Garden Inn Baton Rouge Airport hotels are managed by HRI Lodging Inc. Crescent Hotels & Resorts and HRI Lodging Inc. are unaffiliated third parties. In connection with this acquisition, we expensed acquisition costs of $3.7 million, including acquisition fees of $2.6 million paid to the advisor. As part of our franchise agreement with Hilton, we are required to make renovations up to $3.2 million at these hotels. As of the date of this Report, these renovations are expected to be completed by the second quarter of 2014 (Note 10). We obtained five individual mortgage loans totaling $64.5 million, which do not contain cross-default provisions, upon acquisition of these hotels (Note 9).

Courtyard Pittsburgh Shadyside

On March 12, 2013, we acquired the Courtyard by Marriott Pittsburgh Shadyside (“Courtyard Pittsburgh Shadyside”) from Moody National CY Shadyside S, LLC, an unaffiliated third party, for $29.9 million. The 132-room select-service hotel is located in the Shadyside neighborhood of Pittsburgh, Pennsylvania. The hotel is managed by Concord Hospitality Enterprises Company, an unaffiliated third party. In connection with this acquisition, we expensed acquisition costs of $1.8 million, including acquisition fees of $0.9 million paid to the advisor. In addition, as part of our franchise agreement with Marriott, we are required to make renovations to the hotel totaling approximately $1.9 million. As of the date of this Report, these renovations are expected to be completed by early 2014 (Note 10). We obtained a mortgage loan on the property of up to $21.0 million upon acquisition, of which $19.1 million was funded at closing; the remaining $1.9 million will be available through renovation draws (Note 9).

Hutton Hotel Nashville

On May 29, 2013, we acquired the Hutton Hotel (“Hutton Hotel Nashville”) from a joint venture between Lubert-Adler and Amerimar Enterprises, Inc., unaffiliated third parties, for $73.6 million. The 247-room full-service, independent hotel is located in the West End neighborhood of Nashville, Tennessee. The hotel is managed by Amerimar Hutton Management Co., LLC, an affiliate of Amerimar Enterprises, Inc. In connection with this acquisition, we expensed acquisition costs of $2.2 million, including acquisition fees of $1.9 million paid to the advisor. On June 25, 2013, we obtained a mortgage loan on the property of $44.0 million (Note 9).

Holiday Inn Manhattan 6th Avenue Chelsea

On June 6, 2013, we acquired the Holiday Inn Manhattan 6th Avenue (“Holiday Inn Manhattan 6th Avenue Chelsea”) from Magna Hospitality Group, L.C. and Greenfield Partners, unaffiliated third parties, for $113.0 million. The 226-room full-

CWI 2013 10-K – -67

Notes to Consolidated Financial Statements

service hotel is located in the Chelsea neighborhood of New York, New York. The hotel is managed by MHG-26, LLC, an affiliate of Magna Hospitality. In connection with this acquisition, we expensed acquisition costs of $3.7 million, including acquisition fees of $3.0 million paid to the advisor. In addition, as part of our franchise agreement with Holiday Inn, we are required to make renovations to the hotel totaling approximately $2.5 million. As of the date of this Report, these renovations are expected to be completed by the second quarter of 2014 (Note 10). We obtained a mortgage loan on the property of $80.0 million upon acquisition (Note 9).

Fairmont Sonoma Mission Inn & Spa

On July 10, 2013, we acquired a 75% interest in a newly-formed joint venture owning the Fairmont Sonoma Mission Inn & Spa with Fairmont Hotels & Resorts, the previous property owner and an unaffiliated third party. The joint venture acquired real estate assets and other hotel assets and assumed liabilities totaling $91.8 million. Our investment of $76.6 million was made in the form of a preferred equity interest that carries a cumulative preferred dividend of 8.5% per year, which is payable after Fairmont Hotels & Resorts receives $150,000 in cumulative distributions. The 226-room full-service resort is managed by Fairmont Hotels & Resorts (Maryland) LLC, an affiliate of our joint venture partner. In connection with this acquisition, we expensed acquisition costs of $2.8 million, including acquisition fees of $1.9 million paid to the advisor. The resort is currently undergoing a renovation that commenced, prior to our ownership, in September 2012 and is expected to total $8.4 million, of which we currently expect to fund $2.6 million. The estimated remaining renovations of $2.6 million include $1.8 million to complete the refurbishment of guestrooms and public space, which was substantially completed by December 31, 2013, and $0.8 million to complete the renovation of the spa, which as of the date of this Report is expected to be completed in the second quarter of 2014 (Note 10). We obtained a mortgage loan on the property of $44.0 million upon acquisition of this property (Note 9).

Marriott Raleigh City Center

On August 13, 2013, we acquired the Marriott Raleigh City Center from Noble Raleigh Associates, LLC, an unaffiliated third party, and acquired real estate assets and other hotel assets and assumed liabilities totaling $82.2 million. The 400-room full-service hotel is located in downtown Raleigh, North Carolina. The hotel is managed by Noble-Interstate Management Group, LLC. In connection with this acquisition, we expensed acquisition costs of $2.7 million, including acquisition fees of $2.2 million paid to the advisor. In addition, as part of our franchise agreement with Marriott, we are required to make renovations to the hotel totaling approximately $2.5 million. As of the date of this Report, these renovations are expected to be completed by the second quarter of 2014 (Note 10). We obtained a mortgage loan on the property of $51.5 million upon acquisition (Note 9).

Hawks Cay Resort

On October 23, 2013, we acquired the Hawks Cay Resort from BH/NV Hawks Cay Property Holdings, LLC, an unaffiliated third party and acquired real estate assets and other hotel assets and assumed liabilities totaling $131.3 million. The resort includes 177 resort guest rooms and a resort residential management program that includes 253 two-, three- and four-bedroom villas located on Duck Key in the Florida Keys. The hotel and the resort residential program will be managed by Pyramid Hotel Group, an unaffiliated third party. In connection with this acquisition, we expensed acquisition costs of $4.3 million, including acquisition fees of $3.7 million paid to the advisor. An estimated $11.5 million renovation is planned for the hotel and we placed $8.9 million into lender-held escrow accounts in connection with planned renovations at closing. As of the date of this Report, these renovations are expected to be completed by the first quarter of 2015 (Note 10). We obtained a mortgage loan on the property of $79.0 million upon acquisition (Note 9).

Renaissance Chicago Downtown

On December 20, 2013, we acquired the Renaissance Chicago Downtown from WSRH Chicago, L.L.C., an unaffiliated third party and acquired real estate assets and other hotel assets and assumed liabilities totaling $134.9 million. The full-service hotel is located in Chicago, Illinois and has 553 rooms. The hotel will continue to be managed by an affiliate of Marriott International, an unaffiliated third party. In connection with this acquisition, we expensed acquisition costs of $5.6 million, including acquisition fees of $4.1 million paid to the advisor. In addition, as part of our franchise agreement with Marriott, we are required to make renovations to the hotel totaling approximately $22.9 million. As of the date of this Report, these renovations are expected to be completed by the first quarter of 2015 (Note 10). We obtained a mortgage loan on the property of $90.0 million upon acquisition (Note 9).

CWI 2013 10-K – -68

Notes to Consolidated Financial Statements

2012 Acquisitions

Hampton Inn Boston Braintree

On May 31, 2012, we acquired the Hampton Inn (the “Hampton Inn Boston Braintree”) from NMG-Braintree, LLC, an unaffiliated third party, for $12.5 million. The 103-room select service hotel is located in Braintree, Massachusetts. The hotel is managed by StepStone Hospitality, an unaffiliated third party. In connection with this acquisition, we expensed acquisition costs of $0.6 million, including acquisition fees of $0.4 million paid to the advisor. In addition, as part of our franchise agreement with Hampton Inn, we were required to make renovations to the hotel. Accordingly, in December 2012, we started renovations totaling $1.9 million that were completed in early 2013. We obtained a mortgage on the property of up to $9.8 million upon acquisition (Note 9) that we used to finance this commitment.

Hilton Garden Inn New Orleans French Quarter/CBD

On June 8, 2012, we obtained an 87.6% controlling interest in the Hilton Garden Inn New Orleans French Quarter/CBD venture (the “Hilton Garden Inn New Orleans French Quarter/CBD”). The noncontrolling interest is held by HRI Properties (“HRI”), an unaffiliated third party and the former property owner. The 155-room select service hotel is located in New Orleans, Louisiana. The hotel is managed by HRI Lodging, Inc., an affiliate of HRI. We acquired our interest in the venture for a capital contribution of $9.9 million. Our investment was made in the form of a preferred equity interest that carries a cumulative preferred dividend of 8.5% per year and is senior to HRI’s equity interest. The noncontrolling interest at the end of the reporting period is determined based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period. The venture, which we consolidate, acquired the property for $17.6 million. Acquisition costs of $0.8 million were expensed, including acquisition fees of $0.5 million paid to the advisor, which were paid by us. The venture also obtained a non-recourse mortgage of $11.0 million in connection with the acquisition (Note 9). In addition, as part of its franchise agreement with Hilton Garden Inn, we were required to make certain renovations to the hotel. Accordingly, we placed $3.6 million into lender-held escrow accounts primarily to fund our commitment for the renovations, which we completed in late 2013.

Lake Arrowhead Resort and Spa

On July 9, 2012, we acquired a 97.4% controlling interest in the Lake Arrowhead Resort and Spa venture (the “Lake Arrowhead Resort and Spa”), which owns a 173-room resort located in Lake Arrowhead, California. The hotel is managed by Crescent Hotels and Resorts.

In connection with acquiring our controlling interest, the lender of the $35.5 million mortgage loan encumbering the property agreed to reduce the principal balance of the mortgage loan to $29.4 million, as we agreed to make an immediate principal paydown of $2.0 million and establish a $1.2 million reserve with the lender to partially fund future capital improvements. We incurred total renovation costs of $3.7 million for such renovations, which were substantially completed by September 30, 2013. We have the option to pay off the mortgage loan in its entirety at a reduced amount of between $16.0 million and $18.0 million, depending on the performance of the hotel, provided that we have given 60 days notice to the lender and are not in default at the time of the payoff. If we do not exercise the reduced payoff option or are in default under the mortgage, we will be obligated to repay the full $27.4 million principal amount of the mortgage loan. As a result of the transaction, the seller avoided possible foreclosure and retained a 2.65% subordinated interest in the venture. The venture acquired assets valued at $24.9 million and assumed liabilities valued at $20.6 million for cash consideration aggregating $0.5 million. Since the fair value assigned to the assets acquired and the liabilities assumed exceeded the consideration paid, we recorded a $3.8 million bargain purchase gain on this transaction in the third quarter of 2012.

We expensed acquisition costs of $1.1 million, including acquisition fees of $0.6 million paid to the advisor.

Our investment was made in the form of a preferred equity interest on which our return is calculated as follows: (i) first, 100.0% to us until such time as we have earned a 25.0% internal rate of return with respect to our contribution and (ii) thereafter, 35.0% distributed to us and 65.0% to our partner. The noncontrolling interest is based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period. All distributions for this venture are subject to the cash management agreement entered into in connection with the mortgage loan agreement (Note 9).

CWI 2013 10-K – -69

Notes to Consolidated Financial Statements

Courtyard San Diego Mission Valley

On December 6, 2012, we acquired the Courtyard San Diego Mission Valley (the “Courtyard San Diego Mission Valley”) from Gaslamp Holdings, LLC, an unaffiliated third party, for $85.0 million. The 317-room select-service hotel is located in San Diego’s Hotel Circle. The hotel is managed by Evolution Hospitality, LLC. We obtained a non-recourse mortgage of $51.5 million in connection with the acquisition (Note 9) and expensed acquisition costs of $2.6 million, including acquisition fees of $2.2 million paid to the advisor.

The following tables present a summary of assets acquired and liabilities assumed in these business combinations, each at the date of acquisition, and revenues and earnings thereon, since their respective dates of acquisition through year-end (in thousands):

	2013 Acquisitions
	Hilton Southeast Portfolio	Courtyard Pittsburgh Shadyside	Hutton Hotel Nashville	Holiday Inn Manhattan 6th Avenue Chelsea	Fairmont Sonoma Mission Inn & Spa (a)	Marriott Raleigh City Center	Hawks Cay Resort (b)	Renaissance Chicago Downtown (b)
Cash consideration	$94,600	$29,900	$73,600	$113,000	$76,647	$82,193	$131,301	$134,939
Assets acquired at fair value:
Land	$16,050	$3,515	$7,850	$30,023	$17,657	$—	$25,800	$—
Building	71,906	25,484	59,990	81,333	66,871	67,541	73,150	132,198
Building and site improvements	1,607	349	230	65	—	1,004	—
Furniture, fixtures and equipment	5,008	534	5,500	1,579	7,670	3,881	2,891	5,850
Accounts receivable	—	—	—	—	75	172	433	1,193
Intangible assets	29	18	30			10,446	31,700	790
Other assets	—	—	—	—	1,229	352	564	305
Liabilities assumed at fair value:
Accounts payable, accrued expenses and other liabilities	—	—	—	—	(4,052)	(1,203)	(3,237)	(5,397)
Contributions from noncontrolling interests at fair value	—	—	—	—	(12,803)	—	—
Net assets acquired at fair value	$94,600	$29,900	$73,600	$113,000	$76,647	$82,193	$131,301	$134,939

	For the Period from
	February 14, 2013 through December 31, 2013	March 12, 2013 through December 31, 2013	May 29, 2013 through December 31, 2013	June 6, 2013 through December 31, 2013	July 10, 2013 through December 31, 2013	August 13, 2013 through December 31, 2013	October 23, 2013 through December 31, 2013	December 20, 2013 through December 31, 2013
Revenues	$19,710	$5,288	$13,436	$10,255	$19,495	$8,615	$7,998	$498
Net income (loss)	$3,826	$1,297	$2,563	$3,887	$2,426	$1,307	$580	$(678)
___________

(a)
During the fourth quarter of 2013, we identified a measurement period adjustment related to an asset retirement obligation for the removal of asbestos and environmental waste that impacted the preliminary acquisition accounting, which resulted in an increase of $0.5 million to the preliminary fair value of the building and a corresponding increase to the preliminary fair value of accounts payable, accrued expenses and other liabilities.

(b)
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

CWI 2013 10-K – -70

Notes to Consolidated Financial Statements

	2012 Acquisitions
	Hampton Inn Boston Braintree	Hilton Garden Inn New Orleans French Quarter/CBD	Lake Arrowhead Resort and Spa	Courtyard San Diego Mission Valley
Acquisition consideration
Cash consideration (a)	$12,500	$16,176	$500	$85,000

Assets acquired at fair value:
Land	1,516	1,539	4,300	16,200
Building	10,370	15,201	17,290	64,024
Building and site improvements	256	22	700	1,428
Furniture, fixtures and equipment	358	822	2,380	3,348
Intangible assets - in-place lease	—	—	21	—
Restricted cash	—	—	101	—
Other assets	—	—	144	—
Liabilities assumed at fair value:
Non-recourse debt (b)			(19,730)	—
Accounts payable, accrued expenses and other liabilities	—	—	(870)	—
Non-cash amounts attributable to noncontrolling interest	—	(1,408)	(27)	—
Net assets acquired at fair value	12,500	16,176	4,309	85,000

Goodwill (bargain purchase gain) on acquisition	$—	$—	$(3,809)	$—

	For the Period from
	May 31, 2012 through December 31, 2012	June 8, 2012 through December 31, 2012	July 9, 2012 through December 31, 2012	December 6, 2012 through December 31, 2012
Revenues	$2,211	$3,994	$6,117	$650
Net income	$497	$355	$187	$68
__________

(a)	Cash consideration at closing for the Lake Arrowhead Resort and Spa was comprised of a $0.3 million cash contribution from CWI and a $0.2 million cash contribution from our venture partner.

(b)	At closing, we made a $2.0 million principal paydown reducing the carrying value of the mortgage to $17.7 million.

Pro Forma Financial Information (Unaudited)

The following unaudited consolidated pro forma financial information presents our financial results as if the Consolidated Hotel investments that we completed during the year ended December 31, 2013 and 2012 and the new financings related to these acquisitions, had occurred on January 1, 2012 and 2011, respectively. These transactions were accounted for as business combinations. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods.

CWI 2013 10-K – -71

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Pro forma total revenues	$258,827	$251,777	$36,053
Pro forma net loss	(18,497)	(32,452)	(2,145)
(Income) loss from continuing operations attributable to noncontrolling interests	(9)	2,420	906
Pro forma loss from continuing operations attributable to CWI stockholders	$(18,506)	$(30,032)	$(1,239)
Pro forma loss per share:
Net loss attributable to CWI stockholders	$(0.35)	$(0.77)	$(0.11)
Pro forma weighted average shares (a)	53,442,753	37,010,742	11,218,310
___________

(a)
The pro forma weighted average shares outstanding were determined as if the number of shares issued in our public offering in order to raise the funds used for each acquisition were issued on January 1, 2012 and 2011 for our 2013 and 2012 acquisitions, respectively. All acquisition costs for our 2013 and 2012 acquisitions are presented as if they were incurred on January 1, 2012 and 2011, respectively.

Construction in Progress

At December 31, 2013 and 2012, construction in progress was $3.4 million and $1.6 million, recorded at cost, respectively and related primarily to renovations at Courtyard Pittsburgh Shadyside and Hampton Inn Memphis Beale Street at December 31, 2013 and Hampton Inn Boston Braintree and Lake Arrowhead Resort and Spa at December 31, 2012 (Note 10). We capitalize interest expense and certain other costs, such as property taxes, property insurance and employee costs related to hotels undergoing major renovations. During the years ended December 31, 2013 and 2012 we capitalized $0.4 million and less than $0.1 million, respectively, of such costs.

Note 5. Equity Investments in Real Estate

At December 31, 2013, together with unrelated third parties, we owned equity interests in two Unconsolidated Hotels. We do not control the ventures that own these hotels, but we exercise significant influence over them. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to the advisor that we incur and other-than-temporary impairments, if any).

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

2013 Disposition

On July 17, 2013, we sold our 49% interest in the Long Beach Venture and recognized a gain on sale of $1.8 million in Net income from equity investments in the consolidated statement of operations.

2012 Acquisition

On October 3, 2012, we acquired a 57% interest in the CWI AM Atlanta Perimeter Hotel, LLC venture (“Westin Atlanta Venture”) with Arden-Marcus Perimeter LLC (“Arden-Marcus”) for a capital contribution of $12.4 million to the Westin Atlanta Venture plus an acquisition fee of $0.8 million to the advisor. The venture owns the 372-room Westin Atlanta Perimeter North hotel located in Atlanta, Georgia. Total funding for the investment, including debt but excluding the acquisition fee, will amount to $56.7 million, of which $48.4 million has been funded through December 31, 2013. The remaining $8.3 million will

CWI 2013 10-K – -72

Notes to Consolidated Financial Statements

be funded by Arden-Marcus and draws on the venture’s mortgage loan over the renovation period. The $14.4 million renovation is expected to be completed in early 2014. The hotel is managed by Marcus Hotels & Resorts, an affiliate of Arden-Marcus. Our investment was made in the form of an equity interest, which entitles us to a cumulative, compound preferred distribution of cash from operations of 8.5% per year through December 31, 2014. We account for the Westin Atlanta Venture under the equity method because we do not exert control over, but have the ability to exercise significant influence over, the investment.

The venture obtained a non-recourse mortgage loan of up to $35.0 million in connection with the acquisition, which will mature on October 2, 2015. The mortgage loan provides an option for two one-year extensions. The annual interest rate during the initial three-year term and first extension term is 6.0% plus one-month LIBOR, which has been effectively capped at 7.0% through the use of an interest rate cap that matures at the end of the initial three-year term.

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these ventures are affected by the timing and nature of distributions (in thousands):

	Ownership Interest at	Carrying Value at December 31,
Investment	December 31, 2013	2013	2012
Long Beach Venture (a)	—	$—	$20,202
Hyatt French Quarter Venture (b)	80%	4,395	12,968
Westin Atlanta Venture (c)	57%	10,520	11,978
		$14,915	$45,148
___________

(a)	We sold our 49% interest in the Long Beach Venture on July 17, 2013 and recognized a gain on sale of $1.8 million.

(b)
We received cash distributions of $0.9 million during the year ended December 31, 2013 that represents our preferred return. During the third quarter of 2013, we also received a distribution of $6.2 million representing a return of capital for our share of proceeds from a mortgage refinancing in August 2013. We capitalized the refinancing fee paid to the advisor totaling $0.3 million. Additionally, the carrying value for this investment includes our share of Other comprehensive loss on an interest rate swap derivative instrument, which was entered into in connection with the refinancing discussed above, recognized by the venture of $0.4 million.

(c)	We received a distribution of available cash of $0.2 million during the year ended December 31, 2013 that represents a portion of the preferred return to which we were entitled.

The following table sets forth our share of equity earnings (loss) from our Unconsolidated Hotels, which are based on the hypothetical liquidation at book value model as well as certain depreciation and amortization adjustments related to basis differentials from acquisitions of certain investments (in thousands):

	Years Ended December 31,
Venture	2013	2012	2011
Long Beach Venture (a)	$2,600	$1,812	$735
Hyatt French Quarter Venture	(1,344)	992	347
Westin Atlanta Venture	(1,307)	(1,193)	—
	$(51)	$1,611	$1,082
___________

(a)	Represents activity through the date of the sale of this investment on July 17, 2013. The year ended December 31, 2013 includes the gain on the sale of our investment of $1.8 million.

No other-than-temporary impairments were recognized during either the years ended December 31, 2013, 2012 or 2011.

CWI 2013 10-K – -73

Notes to Consolidated Financial Statements

The following tables present combined summarized financial information of our equity method investment entities. Amounts provided are the total amounts attributable to the ventures since our respective dates of acquisition and do not represent our proportionate share (in thousands):

	December 31,
	2013	2012
Real estate, net	$85,327	$143,872
Other assets	9,524	21,620
Total assets	94,851	165,492
Debt	(64,871)	(98,211)
Other liabilities	(12,738)	(16,538)
Total liabilities	(77,609)	(114,749)
Members’ equity	$17,242	$50,743

	Years Ended December 31,
	2013 (a)	2012 (b)	2011 (b)
Revenues	$45,344	$39,702	$17,056
Expenses	(49,314)	(40,286)	(21,030)
Net loss attributable to equity method investments	$(3,970)	$(584)	$(3,974)
___________

(a)	Includes revenues, expenses and net loss from the Long Beach Venture for the respective periods through the date of sale of this investment on July 17, 2013.

(b)	Represents revenues and expenses from each venture’s respective acquisition date through the respective year end.

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

Derivative Assets and Liabilities — Our derivative assets and liabilities are comprised of interest rate swaps. These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates. These derivative instruments were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market (Note 8).

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the years ended December 31, 2013 and 2012. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated statements of operations.

Our non-recourse debt, which we have classified as Level 3, had a carrying value of $563.1 million and $88.8 million and an estimated fair value of $565.1 million and $88.9 million at December 31, 2013 and 2012, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral taking into account the quality of the collateral and the then-current interest rate.

We estimated that our remaining financial assets and liabilities had fair values that approximated their carrying values at both December 31, 2013 and 2012.

CWI 2013 10-K – -74

Notes to Consolidated Financial Statements

Note 7. Intangible Assets

In connection with our acquisition of properties, we have recorded in-place lease intangibles that are being amortized over periods ranging from three months to 21 years. In addition, our below-market ground leases, our below-market parking garage lease and villa rental program are being amortized over periods ranging from 10 years to 92.5 years, 92.5 years and 45 years, respectively. Our intangibles are included in Intangible assets, net in the consolidated financial statements.

In connection with our investment activity during 2013, we have recorded intangibles comprised as follows (life in years, dollars in thousands):

	Weighted-Average Life	Amount
Amortizable Intangible Assets
In-place leases	4.5	$377
Hotel parking garage lease	92.5	1,490
Hotel ground leases	88.2	9,446
Villa rental program (a)	45.0	31,700
Total intangible assets		$43,013
___________

(a)
The acquisition of the Hawks Cay Resort included a resort residential management program that contains more than 250 two-, three-, and four-bedroom villas. The villa owners enter into residential management agreements with the resort for the purpose of making the villas available to third parties for transient lodging as part of the resort’s operations.  The residential management agreements have an initial term of one year and automatically renew for one-year periods unless terminated by either party. The intangible asset is being amortized over the estimated useful life of the building.

Intangible assets, net are summarized as follows (in thousands):

	December 31,
	2013			2012
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable Intangible Assets
Villa rental program	$31,700	$(133)	$31,567	$—	$—	$—
Hotel ground leases	9,446	(52)	9,394	—	—	—
Hotel parking garage lease	1,490	(7)	1,483	—	—	—
In-place leases	398	(47)	351	22	(1)	21
Total intangible assets, net	$43,034	$(239)	$42,795	$22	$(1)	$21

Net amortization of intangibles was $0.2 million and less than $0.1 million for the years ended December 31, 2013 and 2012, respectively. Amortization of in-place lease intangibles and the villa rental program are included in Depreciation and amortization and amortization of the hotel parking garage lease and hotel ground lease is included in Property tax, insurance and rent.

CWI 2013 10-K – -75

Notes to Consolidated Financial Statements

Based on the intangible assets recorded at December 31, 2013, scheduled annual net amortization of intangibles for each of the next five years and thereafter is as follows (in thousands):

Years Ending December 31,	Total
2014	$968
2015	940
2016	928
2017	892
2018	882
Thereafter	38,185
Total	$42,795

Note 8. Risk Management and Use of Derivative Financial Instruments

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

The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated		Asset Derivatives Fair Value at December 31,		Liability Derivatives Fair Value at December 31,
as Hedging Instruments	Balance Sheet Location	2013	2012	2013	2012
Interest rate swaps	Other assets	$664	—	$—	$—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(605)	(410)
		$664	$—	$(605)	$(410)

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated balance sheets. At both December 31, 2013 and 2012, no cash collateral had been posted nor received for any of our derivative positions.

CWI 2013 10-K – -76

Notes to Consolidated Financial Statements

During the years ended December 31, 2013 and 2012, we recognized losses of $1.1 million and $0.3 million, respectively, in Other comprehensive loss on derivatives in connection with our interest rate swaps.

During the years ended December 31, 2013 and 2012, we reclassified losses of $0.9 million and $0.1 million, respectively, from Other comprehensive loss on derivatives into interest expense in connection with our interest rate swaps. Additionally, during the year ended December 31, 2012, we recognized unrealized losses of $0.1 million related to an interest rate swap prior to its designation as a hedge.

Interest Rate Swaps

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of the loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements.

The interest rate swaps that we had outstanding on our Consolidated Hotel investments at December 31, 2013 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of	Notional	Fair Value at
Interest Rate Derivatives	Instruments	Amount	December 31, 2013
Interest rate swaps	5	$204,850	$59

Amounts reported in Other comprehensive loss related to interest rate swaps will be reclassified to interest expense as interest payments are made on our variable-rate debt. At December 31, 2013, we estimate that an additional $1.6 million, inclusive of amounts attributable to noncontrolling interests of $0.2 million, will be reclassified as interest expense during the next 12 months related to our interest rate swaps.

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At December 31, 2013, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $0.7 million and $0.4 million at December 31, 2013 and 2012, respectively, which included accrued interest and any adjustment for nonperformance risk. If we had breached any of these provisions at either December 31, 2013 or 2012, we could have been required to settle our obligations under these agreements at their aggregate termination value of $0.7 million and $0.5 million, respectively.

Portfolio Concentration Risk

At December 31, 2013, we were exposed to concentrations within the brands under which we operate our hotels and within the geographic areas in which we have invested to date. We operate in the domestic U.S. market only. For the year ended December 31, 2013, 68.6% of our revenue was generated from eight hotels located in California, Florida, Illinois, New York and Tennessee. At December 31, 2013, 76.7% of our Net investments in hotels was comprised of those same eight hotels.

CWI 2013 10-K – -77

Notes to Consolidated Financial Statements

Note 9. Debt

The following table presents the non-recourse debt on our Consolidated Hotel investments (in thousands):

				Carrying Amount at December 31,
Consolidated Hotels	Interest Rate	Rate Type	Current Maturity Date	2013	2012
Hampton Inn Boston Braintree (a) (b) (c)	5.00%	Variable	5/2015	$9,653	$8,487
Lake Arrowhead Resort and Spa	4.34%	Fixed	7/2015	17,865	17,775
Hawks Cay Resort (b) (c)	5.74%	Variable	11/2016	79,000	—
Courtyard Pittsburgh Shadyside (b) (c) (d)	4.09%	Variable	3/2017	20,750	—
Courtyard San Diego Mission Valley (b) (c)	4.6%	Variable	12/2017	51,230	51,500
Hilton Southeast Portfolio:
Hampton Inn Memphis Beale Street	4.07%	Fixed	3/2018	22,118	—
Hampton Inn Atlanta Downtown	4.12%	Fixed	3/2018	13,600	—
Hampton Inn Birmingham Colonnade	4.12%	Fixed	3/2018	9,400	—
Hampton Inn Frisco Legacy Park	4.12%	Fixed	3/2018	9,200	—
Hilton Garden Inn Baton Rouge Airport	4.12%	Fixed	3/2018	9,800	—
Fairmont Sonoma Mission Inn & Spa (c)	4.13%	Variable	7/2018	44,000	—
Hilton Garden Inn New Orleans French Quarter/CBD	5.30%	Fixed	7/2019	10,942	11,000
Hutton Hotel Nashville	5.25%	Fixed	7/2020	44,000	—
Renaissance Chicago Downtown	4.71%	Fixed	1/2021	90,000	—
Holiday Inn Manhattan 6th Ave Chelsea	4.49%	Fixed	6/2023	80,000	—
Marriott Raleigh City Center (e)	4.61%	Fixed	9/2038	51,500	—
				$563,058	$88,762
___________

(a)	Total mortgage commitment is up to $9.8 million, with the difference between the commitment and the carrying amount available for renovation draws.

(b)
The mortgage loans secured by Hampton Inn Boston Braintree, Courtyard San Diego Mission Valley and Hawks Cay Resort each have two, one-year extension options. The mortgage loan secured by Courtyard Pittsburgh Shadyside has a one-year extension option. All of the extensions are subject to certain conditions. The maturity dates in the table do not reflect extension options.

(c)
These mortgage loans have variable interest rates, which have been converted to effective fixed rates through the use of interest rate swaps (Note 8). The interest rates presented for these mortgage loans reflect interest rate swaps (Note 8) in effect at December 31, 2013.

(d)	Total mortgage financing commitment is up to $21.0 million, with the difference between the commitment and the carrying amount available for renovation draws.

(e)	The mortgage loan includes a call option by the lender with the earliest repayment date being September 1, 2018.

Financing Activity During 2013

Hilton Southeast Portfolio — We acquired the five hotels in the Hilton Southeast Portfolio through five wholly-owned subsidiaries and obtained five individual mortgage loans totaling $64.5 million, in the aggregate. The loans are each non-recourse, with annual interest rates fixed at approximately 4.1%, and do not contain cross-default provisions. All five loans mature on March 1, 2018. We capitalized $0.9 million of deferred financing costs related to these loans.

CWI 2013 10-K – -78

Notes to Consolidated Financial Statements

Courtyard Pittsburgh Shadyside — We acquired the Courtyard Pittsburgh Shadyside hotel through a wholly-owned subsidiary and obtained a non-recourse mortgage loan of up to $21.0 million, of which $19.1 million was funded at closing; the remaining $1.9 million was available through renovation draws. As of December 31, 2013, $1.7 million had been drawn. The terms of the mortgage loan require monthly interest-only payments for 24 months, at which point the loan will amortize over a 25-year period with monthly interest and quarterly principal payments. The loan has an initial term of four years with a one-year extension option. The stated interest rate of one-month LIBOR with a floor of 0.5% plus 3.25% has effectively been fixed at approximately 4.1% through an interest rate swap agreement, maturing March 12, 2017. We capitalized $0.2 million of deferred financing costs related to this loan.

Hutton Hotel Nashville — We acquired the Hutton Hotel Nashville through a wholly-owned subsidiary and obtained a non-recourse mortgage loan of $44.0 million. The terms of the mortgage loan require monthly interest-only payments for 36 months, at which point the loan will amortize over a 30-year period with monthly principal and interest payments. The interest rate is fixed at 5.25% and the loan matures on July 1, 2020. We capitalized $0.3 million of deferred financing costs related to this loan.

Holiday Inn Manhattan 6th Avenue Chelsea — We acquired the Holiday Inn Manhattan 6th Avenue Chelsea through a wholly-owned subsidiary and obtained a non-recourse mortgage loan of $80.0 million. The terms of the mortgage loan require monthly interest-only payments for 24 months, at which point the loan will amortize over a 30-year period with monthly principal and interest payments. The interest rate is fixed at 4.49% and the loan matures on June 6, 2023. We capitalized $1.1 million of deferred financing costs related to this loan.

Fairmont Sonoma Mission Inn & Spa — Through a wholly-owned subsidiary, together with our joint venture partner, we acquired the Fairmont Sonoma Mission Inn & Spa and obtained a non-recourse mortgage loan of $44.0 million. The terms of the mortgage loan require monthly interest-only payments for 36 months, at which point the loan will amortize over a 40-year period with monthly interest and quarterly principal payments. The stated interest rate of one-month LIBOR plus 2.5% has effectively been fixed at approximately 4.1% through an interest rate swap agreement, maturing on July 10, 2018, which is the maturity date of the loan. We capitalized $0.5 million of deferred financing costs related to this loan.

Marriott Raleigh City Center — We acquired the Marriott Raleigh City Center through a wholly-owned subsidiary and obtained a non-recourse mortgage loan of $51.5 million. The interest rate is fixed at 4.6% and the loan matures on September 1, 2038. The loan includes a call option by the lender, with the earliest such repayment date being September 1, 2018. We capitalized $0.4 million of deferred financing costs related to this loan.

Hawks Cay Resort — We acquired the Hawks Cay Resort through a wholly-owned subsidiary and obtained a non-recourse mortgage loan of $79.0 million. The stated interest rate of one-month LIBOR plus 4.9% has effectively been fixed at approximately 5.7% through an interest rate swap agreement, maturing on November 4, 2016, which is the maturity date of the loan. We capitalized $1.5 million of deferred financing costs related to this loan.

Renaissance Chicago Downtown — We acquired the Renaissance Chicago Downtown through a wholly-owned subsidiary and obtained a non-recourse mortgage loan of $90.0 million. The interest rate is fixed at 4.71% and the loan matures on January 1, 2021. We capitalized $0.4 million of deferred financing costs related to this loan.

Financing Activity During 2012

Hampton Inn Boston Braintree Mortgage — We acquired the Hampton Inn Boston Braintree through a wholly-owned subsidiary, subject to a non-recourse mortgage loan in the amount of up to $9.8 million in order to fund renovation costs pursuant to our contractual obligations. The loan has an initial 36-month term plus options for two 12-month extensions and matures on May 31, 2015. The interest rate is fixed at 5.0% for the first 36 months through an interest rate swap agreement (Note 8). The loan is interest-only for the first 12 months and has a 25-year amortization period thereafter. We capitalized $0.2 million of deferred financing costs related to this loan.

Hilton Garden Inn New Orleans French Quarter/CBD Mortgage — Through a wholly-owned subsidiary, we, together with our partner, acquired the Hilton Garden Inn New Orleans French Quarter/CBD, which is subject to a non-recourse mortgage loan of $11.0 million that we obtained in connection with the acquisition. The mortgage loan requires monthly principal and interest payments beginning August 1, 2012 and has a 30-year amortization period thereafter. The interest rate is fixed at 5.3% and the mortgage loan matures July 1, 2019. We capitalized $0.2 million of deferred financing costs related to this loan.

Lake Arrowhead Resort and Spa Mortgage — Through a wholly-owned subsidiary, we, together with our partner, acquired the Lake Arrowhead Resort and Spa, which is subject to a non-recourse mortgage loan, which we assumed. The mortgage loan has

CWI 2013 10-K – -79

Notes to Consolidated Financial Statements

a 36-month term and matures July 1, 2015. The mortgage loan agreement allows early settlement at any time prior to maturity upon 60 days notice with no penalty at a reduced amount of up to $18.0 million comprised of a reduced payoff of $16.0 million and a lender participation payment of $2.0 million, provided there is no uncured event of default under the loan agreement or cash management agreement. The reduced amount due to the lender is equal to the greater of the refinancing or sale proceeds or the value determined by a third-party appraiser, but in no event greater than $18.0 million. The loan is interest-only with an interest rate of 3.0% in the first year, 4.0% in the second year and 6.0% in the third year. Interest is calculated using the effective interest method. The mortgage loan agreement provides for a cash management agreement that collects and disburses cash from the venture after our third-party manager pays approved hotel operating expenses. The cash management agreement disburses any remaining cash in the following order: (i) funding the tax reserve; (ii) interest payment on the mortgage loan; (iii) funding other reserve requirements; (iv) distributions to us of 12% on $4.5 million of our initial contribution; and (v) any remaining cash distributed, 50% for the lender participation payment (limited to an aggregate of $2.0 million) and 50% to us. Upon assumption of the mortgage loan, we recorded a fair market value adjustment of $0.3 million. We capitalized $0.3 million of deferred financing costs related to this mortgage.

Courtyard San Diego Mission Valley Mortgage — We acquired the Courtyard San Diego Mission Valley hotel through a wholly-owned subsidiary and obtained a non-recourse mortgage loan of $51.5 million. The mortgage loan requires monthly interest only payments beginning with the initial payment and continuing for a period of 12 months and 25-year amortization through the remaining term of the loan. The loan has an initial term of five years with two one-year extension options. The stated interest rate of one-month LIBOR plus 3.75% has effectively been fixed at approximately 4.6% through an interest rate swap agreement, maturing on December 6, 2017. We capitalized $0.6 million of deferred financing costs related to this loan.

Deferred Financing Costs

Deferred financing costs represent costs to obtain mortgage financing. We amortize these charges over the term of the related mortgage using a method that approximates the effective interest method. At December 31, 2013 and 2012, the unamortized balance of our deferred financing costs was $5.7 million and $1.1 million, respectively. During 2013 and 2012, we recognized amortization expense related to these arrangements of $0.8 million and $0.1 million, respectively, within Interest expense in the consolidated financial statements.

Covenants

Pursuant to our mortgage loan agreements, we and our wholly-owned subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage ratios. At December 31, 2013, we were in compliance with the applicable covenants for each of our mortgage loans.

Scheduled Debt Principal Payments

Scheduled debt principal payments during each of the next five calendar years following December 31, 2013 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2014	$2,400
2015	31,142
2016	83,961
2017	73,763
2018	156,503
Thereafter through 2038	215,424
563,193
Fair market value adjustment (a)	(135)
Total	$563,058
___________

(a)	Represents the fair market value adjustment recorded as of December 31, 2013 in connection with the assumption of the Lake Arrowhead Resort and Spa mortgage loan as part of the acquisition.

CWI 2013 10-K – -80

Notes to Consolidated Financial Statements

Note 10. Commitments and Contingencies

At December 31, 2013, we were not involved in any material litigation. Various claims and lawsuits may arise against us in the normal course of business, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position or results of operations.

As described in Note 3, we remain liable for certain expenses of our initial public offering, which include filing, legal, accounting, printing and escrow fees, which are deducted from the gross proceeds of the offering. In connection with that offering, which terminated on September 15, 2013, we were obligated to reimburse Carey Financial or one of its affiliates for expenses (including fees and expenses of its counsel) and for the costs of any sales and information meetings of Carey Financial’s registered representatives or employees of one of its affiliates relating to the offering. Through December 31, 2013, we were obligated to reimburse a total of $9.5 million of such costs, of which $9.4 million had been reimbursed at that date.

Renovation Commitments

Certain of our hotel franchise agreements require us to make planned renovations to our hotels (Note 4). We do not currently expect to, and are not obligated to, fund any planned renovations on our Unconsolidated Hotels. We expect commitments with regard to our Consolidated Hotels to be funded lender-held escrow accounts, except as otherwise noted. The following table summarizes our funding commitments at December 31, 2013 related to our Consolidated Hotels (in thousands):

	At December 31, 2013
	Original Funding Commitment at Acquisition	Less: Paid	Unpaid Commitment (a)	Less: Amount Held in Escrow	Unfunded Commitment
Hampton Inn Boston Braintree	$1,869	$(1,869)	$—	$—	$—
Hilton Garden Inn New Orleans French Quarter/CBD	3,470	(3,470)	—	—	—
Lake Arrowhead Resort and Spa	3,700	(3,700)	—	—	—
Courtyard San Diego Mission Valley	—	—	—	—	—
Hilton Southeast Portfolio:
Hampton Inn Birmingham Colonnade	212	(20)	192	(192)	—
Hampton Inn Atlanta Downtown	175	(22)	153	(153)	—
Hampton Inn Memphis Beale Street	1,075	(730)	345	(345)	—
Hampton Inn Frisco Legacy Park	1,276	(249)	1,027	(1,027)	—
Hilton Garden Inn Baton Rouge Airport	457	(457)	—	—	—
Courtyard Pittsburgh Shadyside	1,900	(1,248)	652	—	652
Holiday Inn Manhattan 6th Ave Chelsea	2,519	—	2,519	(2,519)	—
Fairmont Sonoma Mission Inn & Spa	2,606	(1,800)	806	—	806
Marriott Raleigh City Center	2,500	—	2,500	(2,500)	—
Hawks Cay Resort	11,500	—	11,500	(8,938)	2,562
Renaissance Chicago Downtown	22,900	—	22,900	(19,265)	3,635
	$56,159	$(13,565)	$42,594	$(34,939)	$7,655
___________

(a)	Includes $2.5 million that was included in Accounts payable, accrued expenses and other liabilities at December 31, 2013.

Hampton Inn Boston Braintree — A comprehensive $1.9 million renovation of the hotel, which commenced in December 2012, was substantially completed in March 2013. The renovation scope included all guestrooms and public spaces.

Hilton Garden Inn New Orleans French Quarter/CBD — A $3.5 million renovation of all guestrooms and public spaces in the hotel commenced in October 2012 and was substantially completed by September 30, 2013.

Lake Arrowhead Resort and Spa — A $3.7 million renovation of guestrooms and public spaces in the hotel commenced in September 2012. The renovation was substantially completed by September 30, 2013. On September 30, 2013, the hotel

CWI 2013 10-K – -81

Notes to Consolidated Financial Statements

became affiliated with the Autograph Collection, a collection of upper-upscale and luxury independent hotels sponsored by Marriott.

Hilton Southeast Portfolio — As of the date of this Report, an estimated $3.2 million in total renovations are planned for the hotels and is expected to be funded through lender-held escrow accounts and our cash accounts. These renovations, which were completed in late 2013 for Hilton Garden Inn Baton Rouge Airport and are anticipated to be completed by early 2014 for Hampton Inn Birmingham Colonnade, Hampton Inn Memphis Beale Street, Hampton Inn Frisco Legacy Park and Hampton Inn Atlanta Downtown include refurbishments of the guestrooms and/or public spaces.

Courtyard Pittsburgh Shadyside — As of the date of this Report, an estimated $1.9 million renovation is planned for the hotel and is expected to be funded by future renovation draws on the related mortgage loan. This renovation, which is anticipated to be completed by early 2014, will include the installation of Courtyard’s Bistro Lobby concept and a refurbishment of the guestrooms and public space.

Holiday Inn Manhattan 6th Avenue Chelsea — As of the date of this Report, an estimated $2.5 million renovation is planned for the hotel and is expected to be funded through lender-held escrow accounts. This renovation, which is anticipated to be completed by the second quarter of 2014, will primarily be focused on a refurbishment of the guestrooms.

Fairmont Sonoma Mission Inn & Spa — The resort is currently undergoing a renovation that commenced prior to our ownership. As of the date of this Report, we have committed $2.6 million to renovations that will be funded through our cash accounts and include $1.8 million to complete the refurbishment of guestrooms and public spaces, which was substantially completed by December 31, 2013, and $0.8 million to complete the renovation of the spa, which is anticipated to be completed in 2014.

Marriott Raleigh City Center — As of the date of this Report, an estimated $2.5 million renovation is planned for the hotel and is expected to be funded through lender-held escrow accounts. This renovation, which is anticipated to be completed in the third quarter of 2014, will primarily be focused on improvements to public spaces.

Hawks Cay Resort — As of the date of this Report, an estimated $11.5 million renovation is planned for the hotel and is expected to be funded through lender-held escrow accounts. This renovation, which is anticipated to be completed by the first quarter of 2015, will primarily be focused on comprehensive renovations to the guestrooms, restaurant and pool area.

Renaissance Chicago Downtown — As of the date of this Report, an estimated $22.9 million renovation is planned for the hotel and is expected to be funded through lender-held escrow accounts. This renovation, which is anticipated to be completed in the first quarter of 2015, will include comprehensive renovations to the guestrooms, lobby, entryway and meeting spaces.

Note 11. Equity

Distributions

Distributions paid to stockholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. The following table presents annualized cash distributions paid per share reported for tax purposes and serves as a designation of capital gain distributions, if applicable, pursuant to Internal Revenue Code Section 857(b)(3)(C) and Treasury Regulation § 1.857-6(e):

	Years Ended December 31,
	2013	2012	2011
Capital gain	$0.3347	$—	$—
Return of capital	0.1653	0.4489	0.3000
Total distributions paid	$0.5000	$0.4489	$0.3000

In December 2013, our board of directors declared a fourth quarter 2013 quarterly distribution of $0.1375 per share, payable in cash, which was paid on January 15, 2014 to stockholders of record on December 31, 2013.

Additionally in connection with the calculation of our NAV, in December 2013, we declared a special stock dividend where stockholders of record as of the close of business on December 16, 2013 received 0.1375 shares of our common stock for each share owned. These shares were issued on December 19, 2013.

CWI 2013 10-K – -82

Notes to Consolidated Financial Statements

Our board of directors declared a first quarter 2014 daily distribution of $0.0015277 per share, payable in cash, which will be payable on or about April 15, 2014 to stockholders of record on each day during the quarter.

Note 12. Share-Based Payments

We maintain the 2010 Equity Incentive Plan, which authorizes the issuance of shares of our common stock to our officers and officers and employees of the subadvisor, who perform services on our behalf, and to non-director members of the investment committee through stock-based awards. The 2010 Equity Incentive Plan provides for the grant of RSUs and dividend equivalent rights. We also maintain the Directors Incentive Plan — 2010 Incentive Plan, which authorizes the issuance of shares of our common stock to our independent directors. The Directors Incentive Plan — 2010 Incentive Plan provides for the grant of RSUs and dividend equivalent rights. A maximum of 4,000,000 awards may be granted, in the aggregate, under these two plans, of which 3,914,627 shares remain available for future grants at December 31, 2013.

A summary of the RSU activity for the years ended December 31, 2013, 2012 and 2011 follows:

	RSU Awards
		Weighted-Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2011	—	$—
Granted (a)	42,500	10.00
Vested (b)	(8,000)	10.00
Nonvested at January 1, 2012	34,500	$10.00
Granted (a)	33,700	10.00
Vested (b)	(15,498)	10.00
Nonvested at January 1, 2013	52,702	$10.00
Granted (a) (c)	54,175	10.00
Vested (b)	(19,065)	10.00
Forfeited	(45,002)	10.00
Nonvested at December 31, 2013 (d)	42,810	$10.00
___________

(a)
Includes 45,000, 29,700, and 34,500 RSUs issued to employees of our subadvisor during the years ended December 31, 2013, 2012 and 2011, respectively, and 4,000, 4,000, and 8,000 RSUs issued to our independent directors during the years ended December 31, 2013, 2012, and 2011, respectively.

(b)
RSUs issued to employees of our subadvisor vest over three years, subject to continued employment, and RSUs issued to independent directors vested immediately. The total fair value of shares vested during the years ended December 31, 2013, 2012, and 2011 was $0.2 million, $0.2 million, and $0.1 million, respectively. The awards to employees of our subadvisor had a weighted-average remaining contractual term of 1.75 years at December 31, 2013.

(c)	Includes 5,175 shares issued to employees of our subadvisor in connection with a special stock distribution issued on December 19, 2013.

(d)	We currently expect to recognize compensation expense totaling approximately $0.3 million over the vesting period.

For the years ended December 31, 2013, 2012, and 2011, we recognized share based payment expense of $0.2 million, $0.2 million, and $0.1 million, respectively, associated with our awards. We have not recognized any income tax benefit in earnings for our share-based payment arrangements since the inception of our plans.

Note 13. Income Taxes

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

CWI 2013 10-K – -83

Notes to Consolidated Financial Statements

The components of our income tax (benefit) provision for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Federal
Current	$1,102	$311	$—
Deferred	(280)	(44)	—
	822	267	—

State and Local
Current	368	84	—
Deferred	(24)	(7)	—
	344	77	—
Total Provision	$1,166	$344	$—

Deferred income taxes at December 31, 2013 and 2012 consist of the following (in thousands):

	At December 31,
	2013	2012
Deferred Tax Assets
Accrued vacation payable and deferred rent (a)	$649	$51
Valuation allowance	(294)	—
Net deferred tax assets	$355	$51
___________

(a)
Management determined that as of December 31, 2013, $0.3 million of deferred tax assets related to our accrued vacation payable and deferred rent did not satisfy the recognition criteria set forth in accounting guidance for income taxes and established a valuation allowance for this amount. There was no valuation allowance recorded at December 31, 2012.

A reconciliation of the provision for income taxes with the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the periods presented is as follows (dollars in thousands):

	Years Ended December 31,
	2013		2012		2011
Pre-tax income from taxable subsidiaries	$1,414		$836		$—
Federal provision at statutory tax rate (35%)	495	35.0%	293	35.0%	—	—%
State and local taxes, net of federal benefit	216	15.2%	44	5.2%	—	—%
Other	314	22.2%	1	0.2%	—	—%
Tax provision — taxable subsidiaries	1,025	72.4%	338	40.4%	—	—%
Other state and local taxes	141		6		—
Total provision	$1,166		$344		$—

At December 31, 2013 and 2012, we had no unrecognized tax benefits.

Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2011 through 2013 remain open to examination by the major taxing jurisdictions to which we are subject.

CWI 2013 10-K – -84

Notes to Consolidated Financial Statements

Note 14. Selected Quarterly Financial Data (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2013 (a)	June 30, 2013 (a)	September 30, 2013 (a)	December 31, 2013 (a)
Revenues	$11,299	$21,015	$41,014	$48,895
Operating expenses	16,736	24,115	39,890	56,650
Net loss	(6,853)	(5,585)	(3,506)	(14,455)
(Income) loss attributable to noncontrolling interests	(90)	168	451	(2,036)
Net loss attributable to CWI stockholders	$(6,943)	$(5,417)	$(3,055)	$(16,491)
Basic and diluted loss per share attributable to CWI stockholders (a) (b)	$(0.24)	$(0.14)	$(0.05)	$(0.24)
Basic and diluted distributions declared per share	$0.1500	$0.1500	$0.1500	$0.1375

	Three Months Ended
	March 31, 2012 (a)	June 30, 2012 (a)	September 30, 2012 (a)	December 31, 2012 (a)
Revenue	$53	$858	$5,868	$6,257
Operating expenses	690	2,907	6,958	10,285
Net (loss) income	(221)	(2,341)	3,211	(4,491)
Loss attributable to noncontrolling interests	—	337	535	247
Net (loss) income attributable to CWI stockholders	$(221)	$(2,004)	$3,746	$(4,244)
Basic and diluted (loss) income per share attributable to CWI stockholders (a) (b)	$(0.02)	$(0.12)	$0.20	$(0.19)
Basic and diluted distributions declared per share	$0.1000	$0.1500	$0.1500	$0.1500
___________

(a)
For purposes of determining the weighted-average number of shares of common stock outstanding and loss per share, historical amounts have been adjusted to treat stock distributions declared and effective through our filing date as if they were outstanding as of the beginning of the periods presented.

(b)
The sum of the quarterly Basic and diluted loss per share does not agree to the annual Loss per share for 2013 and 2012 as a result of the issuance of common stock from our initial public offering, which terminated on September 15, 2013. Additionally, our results are not comparable year over year because of hotel acquisitions in 2012 and 2013.

CWI 2013 10-K – -85

CAREY WATERMARK INVESTORS INCORPORATED
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2013
(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (a)	Decrease In Net Investments	Gross Amount at which Carried at Close of Period (b)						Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total	Accumulated Depreciation (b)	Date of Construction	Date Acquired

Hotel in Boston, MA	$9,653	$1,516	$10,626	$953	$—	$1,516	$11,579	$13,095	$509	2001	May 2012	4 ‒ 40 yrs.
Hotel in New Orleans, LA	10,942	1,539	15,223	1,574	—	1,539	16,797	18,336	714	2004	Jun. 2012	4 ‒ 40 yrs.
Hotel in Lake Arrowhead, CA	17,865	4,300	17,990	3,583	—	4,300	21,573	25,873	1,107	1982	Jul. 2012	4 ‒ 40 yrs.
Hotel in San Diego, CA	51,230	16,200	65,452	43	—	16,200	65,495	81,695	1,856	1971	Dec. 2012	4 ‒ 40 yrs.
Hotel in Atlanta, GA	13,600	3,062	13,627	—	—	3,062	13,627	16,689	306	1930	Feb. 2013	4 ‒ 40 yrs.
Hotel in Baton Rouge, LA	9,800	2,400	11,558	164	—	2,400	11,722	14,122	287	2004	Feb. 2013	4 ‒ 40 yrs.
Hotel in Birmingham, AL	9,400	2,634	11,809	—	—	2,634	11,809	14,443	285	1994	Feb. 2013	4 ‒ 40 yrs.
Hotel in Frisco, TX	9,200	2,445	12,877	3	—	2,445	12,880	15,325	303	2003	Feb. 2013	4 ‒ 40 yrs.
Hotel in Memphis, TN	22,118	5,509	23,645	—	—	5,509	23,645	29,154	536	1999	Feb. 2013	4 ‒ 40 yrs.
Hotel in Pittsburgh, PA	20,750	3,515	25,833	—	—	3,515	25,833	29,348	541	2003	Mar. 2013	4 ‒ 40 yrs.
Hotel in Nashville, TN	44,000	7,850	60,220	—	—	7,850	60,220	68,070	888	1961	May 2013	4 ‒ 40 yrs.
Hotel in New York, NY	80,000	30,023	81,398	4	—	30,023	81,402	111,425	1,190	2008	Jun. 2013	4 ‒ 40 yrs.
Hotel in Sonoma, CA	44,000	17,657	66,720	—	—	17,657	66,720	84,377	895	1927	Jul. 2013	4 ‒ 40 yrs.
Hotel in Raleigh, NC	51,500	—	68,446	—	—	—	68,446	68,446	682	2008	Aug. 2013	4 ‒ 40 yrs.
Hotel in Duck Key, FL	79,000	25,800	73,150	5	—	25,800	73,155	98,955	344	1960	Oct. 2013	4 ‒ 40 yrs.
Hotel in Chicago, IL	90,000	—	132,198	—	—	—	132,198	132,198	107	1991	Dec. 2013	4 ‒ 40 yrs.
	$563,058	$124,450	$690,772	$6,329	$—	$124,450	$697,101	$821,551	$10,550
___________

(a)	Consists of the costs of improvements subsequent to purchase and acquisition costs including construction costs primarily for renovations pursuant to our contractual obligations.

(b)	A reconciliation of real estate and accumulated depreciation follows:

CWI 2013 10-K – -86

CAREY WATERMARK INVESTORS INCORPORATED
NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

	Reconciliation of Operating Real Estate
	Years Ended December 31,
	2013	2012	2011
Beginning balance	$133,010	$—	$—
Additions	682,376	132,846	—
Improvements	6,165	164
Ending balance	$821,551	$133,010	$—

	Reconciliation of Accumulated Depreciation for Operating Real Estate
	Years Ended December 31,
	2013	2012	2011
Beginning balance	$839	$—	$—
Depreciation expense	9,711	839	—
Ending balance	$10,550	$839	$—

Certain amounts in 2012 have been reclassified to conform with the 2013 presentation.

At December 31, 2013, the aggregate cost of real estate, net of accumulated depreciation, owned by us and our consolidated subsidiaries for federal income tax purposes was $899.6 million.

CWI 2013 10-K – -87

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2013 at a reasonable level of assurance.

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

We assessed the effectiveness of our internal control over financial reporting at December 31, 2013. In making this assessment, we used criteria set forth in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, at December 31, 2013, our internal control over financial reporting is effective based on those criteria.

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

Item 9B. Other Information.

None.

CWI 2013 10-K – -88

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Names of Directors and Biographical Information

The names of our directors, their ages and certain other information about them are set forth below:

Name	Age	Office
Michael G. Medzigian	54	Chief Executive Officer and Director
Trevor P. Bond	52	Chairman of the Board of Directors
Charles S. Henry	61	Independent Director
Michael D. Johnson	58	Independent Director
Robert E. Parsons, Jr.	58	Independent Director
William H. Reynolds, Jr.	65	Independent Director

Michael G. Medzigian
Director Since: 2010

Mr. Medzigian has served as Chief Executive Officer and President since March 2008 and a Director since September 2010. He has been Chairman and Managing Partner of Watermark Capital Partners, LLC since its formation in 2002. Watermark Capital Partners, LLC is a private real estate investment firm focused on hotels and resorts, golf, resort residential, fractional and club programs, and new-urbanism and mixed-use projects. Through 2001, Mr. Medzigian was President and Chief Executive Officer of Lazard Freres Real Estate Investors and a Managing Director of Lazard where he was recruited to oversee the repositioning of Lazard’s real estate private equity fund operations, one of the largest real estate repositionings in history. At Lazard, the real estate portfolio for which Mr. Medzigian was responsible included the ownership of three lodging operating companies, InTown Suites and Suburban Lodge in the United States and Cliveden/Destination Europe in the United Kingdom. From 1994 to 1999, Mr. Medzigian was a Founding Partner of Olympus Real Estate Corporation, the real estate fund management affiliate of Hicks, Muse, Tate and Furst Incorporated. At Olympus he acquired and oversaw an extensive portfolio of lodging assets that included, among others, such properties as the Boca Raton Resort & Club, Boca Raton, FL, the Cheeca Lodge & Spa, Islamorada, FL, the Inn at Laguna Beach, Laguna Beach, CA, La Posada de Santa Fe Resort & Spa, Santa Fe, NM, the Ritz Carlton Rancho Mirage, Rancho Mirage, CA, the Algonquin, New York, NY, Equinox Resort & Spa, Manchester, VT, and the Fairmont Copley Plaza, Boston, MA as well as lodging operating companies that included RockResorts, Park Plaza International and Chalet Suisse. Earlier in his career, Mr. Medzigian was President of Cohen Realty Services, a Chicago-based real estate investment services firm, he founded and was National Director of the Hospitality Consulting Practice at Deloitte & Touche, and he held various management positions with Marriott Corporation. Mr. Medzigian has served as Chairman and a Director of Atria, Inc., Chairman and a Director of Kapson Senior Quarters Corp., President, CEO and a Director of Park Plaza International, President, CEO and a Director of RockResorts, and as a Director of American Apartment Communities, the American Seniors Housing Association, Arnold Palmer Golf Management, the Assisted Living Federation of America, Dermody Properties, iStar Financial (including serving in its audit and compensation committees), Kemayan Hotels and Leisure (Australian ASX), and the Rubenstein Company. He is or has been a member of the Cornell Hotel Society, the Dean’s Advisory Board of the Cornell University School of Hotel Administration, the Cornell Center for Real Estate Finance Industry Fellows, the Advisory Committee of the Cornell Innovation Network, the Cornell Real Estate Council, the Cornell University Council, Pension Real Estate Association, the Urban Land Institute (Chairman, Hotel Development Council), and Young President’s Organization (Executive Committee Member). Mr. Medzigian received a Bachelor of Science from Cornell University. Mr. Medzigian’s extensive experience in a broad range of investing activities in lodging assets, his executive experience with Watermark Capital Partners, LLC and his involvement in various companies, associations and councils in the hospitality industry led us to conclude that he should serve as a member of our board.

CWI 2013 10-K – -89

Trevor P. Bond
Director Since: 2010

Mr. Bond has served as Chairman of the Board of Directors since September 2010. Mr. Bond also serves as Chief Executive Officer of W. P. Carey, the parent of our advisor, and of CPA®:17 – Global since September 2010, having served as Interim Chief Executive Officer since July 2010. Mr. Bond also serves as President of W. P. Carey and CPA®:17 – Global since September 2010 and October 2012, respectively, and as a Director of W. P. Carey since April 2007 and of CPA®:17 – Global since June 2012. He also serves as President and Chief Executive Officer of CPA®:18 – Global since September 2012 and as a Director since April 2013, having also served as Chairman from September 2012 to May 2013. Mr. Bond also served as Interim Chief Executive Officer of Corporate Property Associates 14 Incorporated (“CPA®:14”), CPA®:15, and CPA®:16 – Global from July 2010 to September 2010 and as Chief Executive Officer from that date through May 2011, September 2012 , and January 2014, respectively, having also served as a Director of CPA®:16 – Global since June 2012. Mr. Bond also served as an Independent Director and a member of the Audit Committee of each of CPA®:14, CPA®:15 and CPA®:16 – Global from February 2005 to April 2007. From June 2007 until his appointment as Interim Chief Executive Officer of W. P. Carey, Mr. Bond was a member of the Board and Investment Committee of Carey Asset Management Corp., a wholly-owned subsidiary of W. P. Carey that provides advisory services to the CPA® REITs. Mr. Bond has been the managing member of a private investment vehicle investing in real estate limited partnerships, Maidstone Investment Co., LLC, since March 2002. Mr. Bond served in several management capacities for Credit Suisse First Boston (“CSFB”) from 1992 to 2002, including: co-founder of CSFB’s Real Estate Equity Group, which managed approximately $3 billion of real estate assets; founding team member of Praedium Recovery Fund, a $100 million fund managing distressed real estate and mortgage debt; and as a member of the Principal Transactions Group managing $100 million of distressed mortgage debt. Prior to CSFB, Mr. Bond served as an associate to the real estate and finance departments of Tishman Realty & Construction Co. and Goldman Sachs & Co. in New York. Mr. Bond also founded and managed an international trading company from 1985 to 1987 that sourced industrial products in China for U.S. manufacturers. He has also been elected to serve as a member of the 2014 Board of Governors of NAREIT. Mr. Bond received an M.B.A. from Harvard University. Mr. Bond brings to the Board over 25 years of real estate experience in several sectors, including finance, development, investment and asset management, across a range of property types, which led us to conclude that he should serve as a member of our board. As our Chairman, Mr. Bond makes information and insight about the Company’s business directly available to the Directors in their deliberations.

Charles S. Henry
Director Since: 2010

Mr. Henry serves as an Independent Director and as a member of the Audit Committee of the Board of Directors. He has been the President of Hotel Capital Advisers, Inc. (‘‘HCA’’) since he founded HCA in 1994. HCA currently manages a portfolio of hotel real estate and operating company investments with an equity value in excess of $2 billion. HCA’s portfolio of assets includes the Plaza in New York, the Savoy Hotel in London, and the Four Seasons George V in Paris, as well as hotel company investments that include stakes in Four Seasons Hotels, Fairmont Raffles Hotels International, and Moevenpick Hotels. Mr. Henry also served as a director of Four Seasons Hotels Inc. until the company was taken private in May 2007. Prior to founding HCA, Mr. Henry spent nine years in investment banking at CS First Boston and Salomon Brothers, where he was responsible for capital raising, property sales, and merger and financial advisory assignments in the hotel industry, including the sales of Regent International, Ramada, Holiday Inns, and Motel 6. Earlier in his career, Mr. Henry spent two years on the financial management faculty of the Cornell School of Hotel Administration. Additionally, he worked at Prudential Insurance in hotel asset management and at Hilton International in operations analysis. Mr. Henry received a B.S. in Hotel Administration and an M.B.A. in finance from Cornell University. Mr. Henry’s executive experience with HCA, as well as his extensive experience in the investing and management of hotel assets, led us to conclude that he should serve as a member of our board.

Michael D. Johnson
Director Since: 2010

Mr. Johnson serves as an Independent Director and as a member of the Audit Committee of the Board of Directors. He has been the Dean of Cornell University’s School of Hotel Administration since July 2006 and holds the E.M. Statler Professorship of Hotel Administration. Prior to joining Cornell University in 2006, Dean Johnson was the D. Maynard Phelps Collegiate Professor of Business Administration from 1998 and a Professor of Marketing from 1995 at the University of Michigan’s Ross School of Business. Dean Johnson serves as the Chairman of the Board of Governors of the Program in Real Estate at Cornell University, a member of the Board of Governors of Entrepreneurship@Cornell, and a member of the Board of eCornell, Cornell University’s online learning company. At Michigan, he served as the Director of the Center for Customer-Focused Management in Executive Education at the University of Michigan’s Ross School of Business from 2004 to May 2006. Dean Johnson also served as a member of the Executive Committee of the University of Michigan’s Ross School of Business from 1996 to 1998. Dean Johnson has consulted for a diverse range of companies and public agencies, including Promus Hotels,

CWI 2013 10-K – -90

Northwest Airlines, the National Association of Convenience Stores, Dell Corporation, Dow Chemical, Schering Pharmaceutical and Volvo focusing on, among other things, marketing strategy, service management, customer portfolio management and customer satisfaction measurement and relationship management. Dean Johnson is a founding member of the University of Michigan’s National Quality Research Center where he was instrumental in the development of the American Customer Satisfaction Index. He has authored over a hundred academic articles and industry reports over his career and his five books have been published in six different languages. His most recent books include Competing in a Service Economy: How to Create a Competitive Advantage through Service Development and Innovation (Jossey-Bass, 2003) and the award winning Improving Customer Satisfaction, Loyalty and Profit: An Integrated Measurement and Management System (Jossey-Bass, 2000). Dean Johnson has served as associate editor of the Journal of Consumer Research and served on the editorial boards of the Journal of Marketing, the International Journal of Research in Marketing, the Journal of Service Research, and the International Journal of Service Industry Management. Dean Johnson holds a Ph.D. and M.B.A. from the University of Chicago and a Bachelor of Science degree with honors from the University of Wisconsin. Dean Johnson’s distinguished academic career, his expertise in marketing and customer relationship management, his leadership of the leading institution for hospitality industry education and research and his consulting experience in the hospitality industry led us to conclude that he should serve as a member of our board.

Robert E. Parsons, Jr.
Director Since: 2010

Mr. Parsons serves as an Independent Director and as Chairman of the Audit Committee of the Board of Directors. He has been the Executive Vice President and Chief Financial Officer of Exclusive Resorts, LLC, the preeminent destination club, since 2004, shortly after its founding. Mr. Parsons has also served as a director, member of the audit committee and chairman of the compensation committee of Excel Trust, Inc. since April 2010. Since 2002, Mr. Parsons has been a Managing Director of Wasatch Investments, a privately held consulting and investment firm. He was the chief financial officer of Host Marriott Corporation from 1995 to 2002. He began his career with Marriott Corporation in 1981 and continued to work in various strategic planning and treasury capacities at the company until it split into Marriott International and Host Marriott Corporation in 1993. After the split, Mr. Parsons served as treasurer of Host Marriott Corporation, a company with over $9 billion in total lodging assets, before being promoted to chief financial officer. Mr. Parsons served as an independent director of CNL Hotels & Resorts, Inc. from 2003 to April 2007, where he was the lead independent director and chaired the audit committee. He also served as chairman of the Hotel Development Council of the Urban Land Institute and as a member and chairman of the National Advisory Counsel of the Graduate School of Management at Brigham Young University. Mr. Parsons received his MBA from Brigham Young University and earned his bachelor’s degree from the same alma mater in Accounting. Mr. Parsons’ extensive senior executive and director experience at several preeminent hospitality companies led us to conclude that he should serve as a member of our board.

William H. Reynolds, Jr.
Director Since: 2010

Mr. Reynolds serves as an Independent Director and as a member of the Audit Committee of the Board of Directors. Mr. Reynolds serves as the Senior Managing Director of MCS Capital, LLC, an affiliate of the Marcus Corporation. He was the Secretary of Trinity College and the special assistant to its president from November 2008 through May 2012, where he was responsible for Board of Trustees liaison and support and campus and facilities planning. Mr. Reynolds served as Director/Senior Advisor to Thayer Lodging Group of Annapolis, Maryland (‘‘Thayer’’) from November 2008 to August 2010, prior to which he served as Thayer’s Chief Investment Officer and Managing Director from November 2006. Thayer is a private equity fund that invests in hospitality real estate, such as hotels and resorts. At Thayer, Mr. Reynolds directed the selection, underwriting, acquisition and disposition of hotel properties. After graduating from Trinity College in 1971 with a B.A. in English, Mr. Reynolds began his career by earning an M.P.A. from the University of New Haven and working in the town planning and zoning offices in Cheshire, Woodbury, and Southbury. In 1977, Mr. Reynolds worked for Portfolio Management, Inc., a commercial real estate developer in Texas and Connecticut, and spent several years acquiring, building, and renovating apartments and condominiums. In 1981, he partnered with an architectural firm and founded City Associates, which developed office properties in Houston. In 1985, Mr. Reynolds joined Metro Hotels, a privately held hotel development and management company in Dallas, where he oversaw development and construction, asset management, and project financing for 12 years. Mr. Reynolds then joined CapStar Hotel Company (“CapStar”) as Senior Vice President Development in 1996 and managed the company’s acquisition of Metro Hotels in 1998. He held the same position at successors of CapStar, MeriStar Hotels & Resorts and Interstate Hotels. He then became Chief Investment Officer and Executive Vice President of a public REIT, MeriStar Hospitality Corp., in April 2004 and served until October 2005 when he entered into an agreement with USAA Real Estate Co. (“USAA”) to be Managing Director of a hotel fund USAA planned to form. Subsequently USAA elected not to form the fund and executed a sale of existing investments, at which point Mr. Reynolds joined Thayer Lodging Group. Mr. Reynolds is a member of the ULI Hotel Development Council and the steering committee for America’s Lodging Investment Summit

CWI 2013 10-K – -91

(“ALIS”), and formerly was on the advisory committee of Meet the Money, the advisory committee for the Hunter Hotel Investment Conference, and was a Trustee of the American Resort Development Association. He is a frequent panelist and moderator at hospitality industry investment conferences. Mr. Reynolds served as a member of the Trinity College Board of Trustees from 1998 to 2007, and, from its inception in 2006 to the present, Mr. Reynolds has been a member of Trinity’s Cornerstone Capital Campaign Executive Committee. In 1996, he was awarded an Alumni Medal for Excellence by Trinity in recognition of his significant contributions to his profession, his community and to the college. Mr. Reynolds’ 35 years of experience in real estate development, investments, and strategic planning, involving many facets of hotel development and investment, led us to conclude that he should serve as a member of our board.

Names of Executive Officers Who Are Not Directors and Biographical Information

We are externally managed and advised by the advisor. Except for Mr. Medzigian, all of our current executive officers are employees of WPC or one or more of its affiliates. In addition to Mr. Medzigian, the names of our other executive officers, their ages and certain other information about them are set forth below:

Name	Age	Office
Catherine D. Rice	54	Chief Financial Officer and Managing Director
Thomas E. Zacharias	60	Chief Operating Officer and Managing Director

Catherine D. Rice

Ms. Rice has served as Chief Financial Officer since March 2013, having served as Managing Director since January 2013. Ms. Rice also serves as Chief Financial Officer of W. P. Carey and of CPA®:17 – Global since March 2013, having served as Managing Director of each since January 2013, and has served in the same capacities with CPA®:18 – Global since April 2013. She also served as Managing Director and Chief Financial Officer of CPA®:16 – Global from January and March 2013, respectively, through January 2014 when it merged with W. P. Carey. Before joining W. P. Carey, from January 2010 to January 2013, Ms. Rice was a Managing Partner of Parmenter Realty Partners, a private real estate investor that focuses on distressed and value-add office properties in the Southeast and Southwest regions of the U.S. From November 2002 to March 2009, she was Chief Financial Officer of iStar Financial Inc., a publicly traded finance company focused on the commercial real estate industry that provides custom tailored financing to private and corporate owners of real estate. From April 1999 to October 2002, she was Managing Director in both the financial sponsors group and the real estate investment banking group of Banc of America Securities, based in San Francisco. From May 1996 to March 1999, she was a Managing Director at Lehman Brothers, where she was responsible for the firm’s West Coast real estate investment banking effort. She spent the first ten years of her career, from August 1986 to April 1996, with Merrill Lynch in its real estate investment banking group, both in New York and Los Angeles. Ms. Rice received a B.A. degree from the University of Colorado in 1981 and an M.B.A. degree from Columbia University in 1986.

Thomas E. Zacharias

Mr. Zacharias has served as Chief Operating Officer since September 2010, having previously served as the sole member of the Board of Directors from March 2008 through that date. Mr. Zacharias has also served as Chief Operating Officer of W. P. Carey since March 2005 (as head of the Asset Management Department and Managing Director since April 2002), and as Chief Operating Officer and Managing Director of CPA®:17 – Global since October 2007. He has also served as Chief Operating Officer and Managing Director of CPA®:18 – Global since September 2012 and April 2013, respectively. Mr. Zacharias had also served as Chief Operating Officer and Managing Director of CPA®:16 – Global from May 2011 through January 2014 when it merged with W. P. Carey, having previously served as CPA®:16 – Global’s President from June 2003 to May 2011. He had also served as Chief Operating Officer of CPA®:14 and CPA®:15 from May 2005 to May 2011 and September 2012, respectively, having also served as Managing Director since April 2002, and as an Independent Director of CPA®:14 from 1997 to 2001 and of CPA®:15 in 2001. Prior to joining W. P. Carey, Mr. Zacharias was a Senior Vice President of MetroNexus North America, a Morgan Stanley Real Estate Funds Enterprise. Prior to joining MetroNexus in 2000, Mr. Zacharias was a Principal at Lend Lease Development U.S., a subsidiary of Lend Lease Corporation, a global real estate investment management company. Between 1981 and 1998 Mr. Zacharias was a senior officer at Corporate Property Investors, which at the time of its merger into Simon Property Group in 1998 was one of the largest private equity REITs in the United States. Mr. Zacharias received his undergraduate degree, magna cum laude, from Princeton University in 1976 and a Masters in Business Administration from Yale School of Management in 1979. He is a member of the Urban Land Institute, International Council of Shopping Centers and NAREIT.

CWI 2013 10-K – -92

Family Relationships

There are no family relationships between any of our directors or executive officers.

Legal Proceedings

None of our directors or executive officers has been involved in any events enumerated under Item 401(f) of SEC Regulation S-K during the past ten years that are material to an evaluation of the ability or integrity of such persons to be our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that directors, executive officers and persons who are the beneficial owners of more than 10% of our shares file reports of their ownership and changes in ownership of our shares with the SEC and to furnish us with copies of all such Section 16 reports that they file. Based upon a review of the copies of such reports furnished to us as filed with the SEC and other written representations that no other reports were required to be filed during the year, we believe that our directors and executive officers were in compliance with the reporting requirements of Section 16(a) during 2013 and know of no stockholder who beneficially owned more than 10% of our stock.

Code of Ethics

Our board of directors has adopted a Code of Ethics which sets forth the standards of business conduct and ethics applicable to all of our officers, including our executive officers, and directors. This code is available on our website (www.careywatermark.com) in the “Investor Relations – Corporate Governance” section. We also intend to post amendments to or waivers from the Code of Ethics at this location on the website.

Audit Committee and Audit Committee Financial Expert

Our board of directors has established a standing audit committee. The audit committee meets on a regular basis at least quarterly and throughout the year as necessary. There were seven meetings held in 2013. The audit committee’s primary function is to assist the board of directors in monitoring the integrity of our financial statements, the compliance with legal and regulatory requirements and independence qualifications and performance of our internal audit function and independent registered public accounting firm, all in accordance with the audit committee charter. The directors who serve on the audit committee are all “independent” as defined in our bylaws and the New York Stock Exchange listing standards and applicable rules of the SEC. The audit committee is currently comprised of Charles S. Henry, Michael D. Johnson, William H. Reynolds, Jr., and Robert E. Parsons, Jr. (Chairman). Our board of directors has determined that Mr. Parsons, an independent director, is a “financial expert” as defined in Item 407 of Regulation S-K under the Securities Act. Our board of directors has adopted a formal written charter for the audit committee, which can be found on our website (www.careywatermark.com) in the “Investor Relations – Corporate Governance” section.

Item 11. Executive Compensation.

Compensation of Directors and Executive Officers – 2013

We have no employees. Day-to-day management functions are performed by our advisor. Our advisor has appointed CWA, LLC as the subadvisor. The subadvisor provides services to our advisor primarily relating to acquiring, managing, financing and disposing of our assets and overseeing the independent property operators that manage the day-to-day operations of our properties. In addition, the subadvisor provides us with the services of Mr. Medzigian, our chief executive officer, during the term of the subadvisory agreement entered into between our advisor and the subadvisor, subject to the approval of our independent directors. During 2013, we did not pay any compensation to our executive officers. We have not paid, and do not intend to pay, any annual compensation to our executive officers for their services as officers; however, we reimburse our advisor for the services of its personnel, including those who serve as our officers pursuant to the advisory agreement. We also reimburse an affiliate of WPC for its costs of part of the compensation paid by the subadvisor to Mr. Medzigian in respect of his involvement in certain specified activities, not to exceed $62,500 per quarter. A portion of these reimbursements are paid by our advisor to our subadvisor. Please see the section titled “Certain Relationships and Related Transactions” for a description of the contractual arrangements between us and our advisor and its affiliates, and between our advisor and subadvisor.

In addition, we have adopted two stock incentive plans: the Incentive Plan and the Directors’ Incentive Plan. The purpose of the two stock incentive plans is to attract and retain the services of experienced and qualified individuals who are acting on our

CWI 2013 10-K – -93

behalf, in a way that aligns their interests with those of our stockholders. Awards under the two stock incentive plans are in the form of restricted stock units and are limited in amount, on a combined basis, to 4% of the issued and outstanding shares of our common stock (on a fully diluted basis, including those issued and outstanding under the two stock incentive plans) at the time of award of the restricted stock units, subject to a ceiling of 4,000,000 shares. The stock incentive plans are administered by our independent directors, as the “Plan Administrator.” When making decisions regarding awards under the Incentive Plan, the Plan Administrator considers various factors, including the incentive compensation payable to our advisor under the advisory agreement. The Plan Administrator may impose conditions on the transfer of restricted stock units received under the two stock incentive plans, and may impose other restrictions and requirements as it may deem appropriate. The Plan Administrator will also establish as to each restricted stock unit issued under the two stock incentive plans the terms and conditions upon which the restrictions on those shares shall lapse.

Pursuant to the Incentive Plan, as amended, awards may be granted to our officers and officers and employees of our subadvisor who perform services on our behalf and to non-Director members of CWI’s investment committee, if any. The Directors’ Incentive Plan is for members of our Board who are not our employees or employees of WPC or Watermark Capital Partners. In 2013, 50,175 restricted stock units, which vest over three years, were awarded under the Incentive Plan and 4,000 restricted stock units, which fully vested upon grant, were awarded under the Directors’ Incentive Plan.

We pay our independent directors an annual cash retainer of $34,000, an additional annual cash retainer of $10,000 for service on the investment committee, an additional annual cash retainer of $5,000 for the chairman of the audit committee, and an annual grant of 1,000 restricted stock units, which fully vest upon grant. In addition, each non-employee director receives an award of 1,000 restricted stock units, which fully vest upon grant, when he or she joins the board.

The table below sets forth the amount of compensation received by our directors in 2013. Mr. Bond, our Chairman, and Mr. Medzigian, our Chief Executive Officer, did not receive compensation for serving as Directors.

2013 DIRECTOR COMPENSATION TABLE

Director	Fees Earned or Paid in Cash	Stock Awards (a)	All Other Compensation (b)	Total
Charles S. Henry	$44,000	$10,000	$7,532	$61,532
Michael D. Johnson	44,000	10,000	7,532	61,532
Robert E. Parsons, Jr.	49,000	10,000	7,889	66,889
William H. Reynolds, Jr.	44,000	10,000	7,532	61,532
	$181,000	$40,000	$30,485	$251,485
__________

(a)
Amounts in the “Stock Awards” column reflect the aggregate grant date fair value of awards of shares of our common stock granted for 2013, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation (“FASB ASC Topic 718”), related to the annual grant of $10,000 of restricted stock units, which occurred on June 27, 2013, the date of the 2013 Annual Meeting. The grant date fair values of awards were calculated by multiplying the number of shares granted by our initial public offering price, less discounts.

(b)	All Other Compensation reflects dividends paid on the RSUs set forth in the table. The dividends for the quarter ended December 31, 2013 were paid in January 2014.

Board Report on Executive Compensation

SEC regulations require the disclosure of the compensation policies applicable to executive officers in the form of a report by the compensation committee of the board of directors (or a report of the full board of directors in the absence of a compensation committee). As noted above, we have no employees and paid no direct compensation during 2013. As a result, we have no compensation committee and the board of directors has not considered a compensation policy for employees and has not included a report with this Annual Report. Pursuant to the advisory agreement, we reimburse an affiliate of WPC for our proportional share of the cost incurred by affiliates of WPC in paying Mr. Bond in connection with his services on our behalf, other than as a Director. We also reimburse an affiliate of WPC for its costs of part of the compensation paid by the subadvisor to Mr. Medzigian in respect of his involvement in certain specified activities, not to exceed $62,500 per quarter. Please see the section titled “Certain Relationships and Related Transactions” for additional details regarding reimbursements to WPC, Watermark Capital Partners and their respective affiliates.

CWI 2013 10-K – -94

Compensation Committee Interlocks and Insider Participation

As noted above, our board of directors has not appointed a compensation committee. None of the members of our board of directors are involved in a relationship requiring disclosure as an interlocking executive officer/director or under Item 404 of Regulation S-K or as our former officer or employee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

“Beneficial Ownership” as used herein has been determined in accordance with the rules and regulations of the SEC and is not to be construed as a representation that any of such shares are in fact beneficially owned by any person. We know of no stockholder who beneficially owned more than 5% of the outstanding shares.

The following table shows how many shares of our common stock were owned, as of February 28, 2014, by the directors and named executive officers, which under SEC Regulations consists of our chief executive officer and our chief financial officer. Directors and named executive officers who owned no shares are not listed in the table. The business address of the directors and named executive officers listed below is the address of our principal executive office, 50 Rockefeller Plaza, New York, NY 10020.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Michael G. Medzigian	51,636	*
Charles S. Henry	4,601	*
Michael D. Johnson	4,601	*
Robert E. Parsons, Jr.	4,920	*
William H. Reynolds, Jr.	4,601	*
Thomas E. Zacharias	1,154	*
All Directors and Executive Officers as a Group (8 Individuals)	71,513	*
__________
* Less than 1%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Mr. Bond is the Chairman of our Board of Directors. During 2013, we retained Carey Lodging Advisors, LLC (the “advisor”) to provide advisory services in connection with managing our overall portfolio, including providing oversight and strategic guidance to the independent property operators that manage our properties pursuant to an advisory agreement. The advisor is a Delaware limited liability company and wholly‑owned subsidiary of WPC, of which Mr. Bond is chief executive officer, president and a member of its board of directors. The advisory agreement between us and the advisor provides for the advisor to be reimbursed for organization and offering costs incurred in connection with our public offering of shares of our common stock up to a maximum amount (excluding selling commissions and the dealer manager fee) of 4.0% of the gross proceeds of our offering and distribution reinvestment plan. In addition, for the services provided to us, the advisor earns an annual asset management fee equal to 0.50% of the aggregate average market value of our investments. Asset management fees are payable in cash or shares of our stock, or a combination of both, at the option of the advisor. For 2013, we paid the advisor $2.8 million in asset management fees through the issuance of our stock. Carey Watermark Holdings, LLC (“Carey Watermark Holdings”), an affiliate of the advisor, will also receive 10% of distributions of available cash of our Operating Partnership and a subordinated interest of 15% of the net proceeds from the sale, exchange or other disposition of Operating Partnership assets. Carey Watermark Holdings received a distribution of available cash of $0.2 million during 2013.

In addition, in return for performing services related to our investment acquisitions, our advisor is paid acquisition fees of 2.5% of the total investment cost of the properties acquired and loans originated by us not to exceed 6% of the aggregate contract purchase price of all investments and loans). During 2013, we paid the advisor $20.3 million in acquisition fees. The advisor also receives disposition fees of up to 1.5% of the contract sales price of a property. No disposition fees were incurred during 2013. We will also pay the advisor a loan refinancing fee of up to 1% of a refinanced loan, if certain conditions described in our prospectus are met. In 2013, we paid $0.3 million to the advisor in loan refinancing fees.

CWA, LLC (the “subadvisor”) provides services to the advisor primarily relating to acquiring, managing, financing and disposing of our assets and overseeing the independent property operators that manage the day-to-day operations of our properties. The subadvisor is an Illinois limited liability company and wholly‑owned subsidiary of Watermark Capital Partners,

CWI 2013 10-K – -95

an Illinois limited liability company of which our chief executive officer, Mr. Medzigian, is the managing member. Pursuant to the subadvisory agreement between our advisor and the subadvisor, the advisor pays 20% of the aforementioned fees earned under the advisory agreement to the subadvisor. In addition, during 2013, we paid $1.4 million of personnel reimbursements to the advisor to be reimbursed to the subadvisor. In addition, the subadvisor owns a 20% interest in Carey Watermark Holdings.

As discussed above, we are liable for expenses incurred in connection with the offerings of our securities. These expenses are deducted from the gross proceeds of our public offerings. Total organization and offering expenses, including underwriting compensation, will not exceed 15% of the gross proceeds of our offering. Pursuant to the dealer manager agreement between Carey Financial, LLC (“Carey Financial”), an affiliate of WPC, and CWI, Carey Financial receives selling commissions of up to $0.70 per share sold and a dealer fee of up to $0.30 per share sold. Carey Financial re-allows all selling commissions to selected dealers participating in the offering and may re-allow a portion of the dealer manager fee to the selected dealers. Carey Financial uses any retained portion of the dealer manager fee to cover other underwriting costs incurred in connection with the offering. Total underwriting compensation paid in connection with this offering, including selling commissions, the dealer manager fee and reimbursements made by Carey Financial to selected dealers, cannot exceed the limitations prescribed by the Financial Industry Regulatory Authority, Inc. The limit on underwriting compensation is currently 10% of gross offering proceeds. We may also reimburse Carey Financial for reasonable bona fide due diligence expenses incurred which are supported by a detailed and itemized invoice. Such reimbursements are subject to the limitations on organization and offering expenses described above. We reimburse our advisor or one of its affiliates for other organization and offering expenses (including, but not limited to, filing fees, legal, accounting, printing and escrow costs associated with preparing the registration and offering of its securities). Our advisor has agreed to be responsible for the payment of organization and offering expenses (excluding selling commissions and dealer manager fees) which exceed 2% of the gross offering proceeds for our initial public offering and 4% of the gross offering proceeds for our follow-on offering. From inception through the termination of our initial public offering on September 15, 2013, the advisor incurred organization and offering costs on our behalf of approximately $9.5 million at December 31, 2013. All of which we are obligated to reimburse and of which, $9.4 million were reimbursed at December 31, 2013 . The total costs paid by our advisor and its affiliates in connection with the follow-on offering of our securities were approximately $1.0 million, none of which we were obligated to reimburse at December 31, 2013.

In January 2013, our board of directors and the board of directors of WPC approved loans to us of up to $50.0 million in the aggregate, at a rate equal to the rate at which WPC was able to borrow funds under its existing credit facility, which is currently LIBOR plus 1.3%, for the purpose of facilitating acquisitions approved by our investment committee that we might not otherwise have sufficient available funds to complete. Any such loans may be made solely at the discretion of the management of WPC. Through the date of this Annual Report, no such funding has been provided.

In July 2013, we completed an investment in a joint venture in the Fairmont Sonoma Mission Inn & Spa with Fairmont Hotels & Resorts. The hotel is managed by Fairmont Hotels & Resorts (Maryland) LLC. Mr. Henry, a member of our board of directors and investment committee, is a director of FRHI Holdings Limited, the indirect parent of the seller and continuing property manager of the Fairmont Sonoma. In October 2012, we completed an investment in a joint venture in the Westin Atlanta Perimeter North hotel with Arden‑Marcus Perimeter LLC, a joint venture between The Arden Group, Inc. and Marcus Hotels & Resorts, a division of The Marcus Corporation (“Marcus Hotels”). In addition, the hotel is managed by Marcus Hotels. William H. Reynolds, Jr. is a member of our board of directors and of our investment committee. He also serves as the Senior Managing Director of MCS Capital, LLC, an affiliate of Marcus Hotels. Mr. Reynolds and Mr. Henry did not participate in any discussions regarding the applicable investment by our board or our investment committee and each investment was approved by a majority of the disinterested directors.

Policies and Procedures With Respect to Related Party Transactions

All of the transactions that we enter into with related persons, such as our directors, officers, and their immediate family members, must be, after disclosure of such affiliation, approved or ratified by a majority of our directors (including a majority of independent directors) who are not otherwise interested in the transaction. In addition, such directors and independent directors must determine that (i) the transaction is in all respects on such terms as, at the time of the transaction and under the circumstances then prevailing, fair and reasonable to our stockholders and (ii) the terms of such transaction are at least as favorable as the terms then prevailing for comparable transactions made on an arm’s‑length basis. In addition, our charter provides that we may purchase or lease an asset or assets from WPC, our advisor, the subadvisor, our directors or their respective affiliates if a majority of our directors (including a majority of independent directors) not otherwise interested in the transaction determines that such transaction is fair and reasonable to us and at a price equal to the cost of the asset to WPC, our advisor, our subadvisor, our directors or their respective affiliate, or if the price to us is in excess of such cost, that a substantial justification for such excess is reasonable.

CWI 2013 10-K – -96

Item 14. Principal Accounting Fees and Services.

Audit Fees

From our inception, we have engaged the firm of PricewaterhouseCoopers LLP as our independent registered public accounting firm. Our audit committee has engaged PricewaterhouseCoopers LLP as our auditors for 2013. PricewaterhouseCoopers LLP also currently serves as auditors for WPC, CPA®:17 – Global and CPA®:18 – Global, served as the auditor for CPA®:16 – Global through the date of its merger with WPC in January 2014 and served as the auditor for CPA®:15 through the date of its merger with WPC in September 2012.

The following table sets forth the approximate aggregate fees billed to us during fiscal years 2013 and 2012 by PricewaterhouseCoopers LLP, categorized in accordance with SEC definitions and rules:

	2013	2012
Audit Fees (a)	1,391,906	$908,051
Audit – Related Fees (b)	311,525	82,240
Tax Fees (c)	200,786	88,300
All Other Fees	—	—
Total Fees	1,904,217	1,078,591
__________

(a)
Audit Fees: This category consists of fees for professional services rendered for the audits of CWI’s audited 2013 and 2012 financial statements and the review of the financial statements included in the Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30 for each of the 2013 and 2012 fiscal years and other audit services, including SEC registration statement review and the related issuance of comfort letters and consents.

(b)	Audit Related Fees: This category consists of audit related services performed by PricewaterhouseCoopers LLP.

(c)	Tax Fees: This category consists of fees billed to CWI by PricewaterhouseCoopers LLP for tax compliance and consultation services.

Pre-Approval by Audit Committee

The audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis.

If a non-audit service is required before the audit committee’s next scheduled meeting, the committee has delegated to its chairman, Mr. Parsons, the authority to approve such services on its behalf, provided that such action is reported to the committee at its next meeting.

CWI 2013 10-K – -97

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment and Restatement of Carey Watermark Investors Incorporated	Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

3.2	Bylaws of Carey Watermark Investors Incorporated filed on March 26, 2008	Incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-11 (File No. 333-149899) filed on March 26, 2008

4.1	Amended and Restated Distribution Reinvestment and Stock Purchase Plan	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed December 13, 2013

10.1	Advisory Agreement dated September 15, 2010, between Carey Watermark Investors Incorporated, CWI OP, LP, and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.2	Agreement of Limited Partnership of CWI OP, LP dated September 15, 2010 by and between Carey Watermark Investors Incorporated and Carey Watermark Holdings, LLC	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.3	Dealer Manager Agreement dated December 20, 2013, between Carey Watermark Investors Incorporated and Carey Financial, LLC	Incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K (File No. 001-13779) filed by W. P. Carey Inc. on March 3, 2014

10.4	Form of Selected Dealer Agreement by and between Carey Financial, LLC and the selected dealers named therein from time to time	Incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-11 (File No. 333-191913) filed on December 17, 2013

10.5	2010 Equity Incentive Plan	Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.6	Indemnification Agreement dated September 15, 2010, between Carey Watermark Investors Incorporated and CWA, LLC	Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.7	Form of Indemnification Agreement between Carey Watermark Investors Incorporated and its directors and executive officers	Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.8	Carey Watermark Investors Incorporated Directors’ Incentive Plan - 2010 Equity Incentive Plan	Incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2010 filed March 18, 2011

CWI 2013 10-K – -98

Exhibit No.	Description	Method of Filing

10.10	Amended and Restated Limited Liability Company Operating Agreement of Long Beach Hotel Properties, LLC dated as of May 2, 2011 by and between CWI Long Beach Hotels, LLC and LBHP-Ensemble Partners LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 11, 2011

10.11	Form of Restricted Stock Unit Award Agreement	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed May 13, 2011

10.12	Limited Liability Company Operating Agreement of CWI-HRI French Quarter Hotel Property, LLC dated September 2, 2011 by and between CWI New Orleans Hotel, LLC and Guitar Partners LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 12, 2011

10.13	Purchase and Sale Agreement, dated as of March 19, 2012, by and between NMG-Braintree, LLC and CWI Braintree Hotel, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 6, 2012

10.14	Limited Liability Company Operating Agreement of CWI-HRI New Orleans CBD Hotel, LLC dated as of June 8, 2012, by and between CWI New Orleans CBD Hotel, LLC and Eleventh Floor Lodging, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 14, 2012

10.15	Contribution Agreement, dated as of July 9, 2012, by and between CWI Lake Arrowhead Resort, LLC and Fulton Village Green Investors, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 13, 2012

10.16	Limited Liability Company Operating Agreement of CWI-AM Atlanta Perimeter Hotel, LLC, dated as of October 3, 2012, by and between CWI Atlanta Perimeter Hotel, LLC and the Arden-Marcus Perimeter LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 10, 2012

10.17	Purchase and Sale Agreement and Escrow Instructions between Gaslamp Holdings, LLC and CWI Mission Valley Hotel, LLC, dated October 16, 2012	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 12, 2012

10.18	Purchase and Sale Agreement between FWH Birmingham Colonnade, LLC and CWI Birmingham Hotel, LLC dated as of December 7, 2012	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 21, 2013

10.19	First Amendment to Purchase and Sale Agreement between FWH Birmingham Colonnade, LLC and CWI Birmingham Hotel, LLC dated as of January 4, 2013	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on February 21, 2013

10.20	Purchase and Sale Agreement between FWH Legacy Park Frisco, LLC and CWI Legacy Park Hotel, LLC dated as of December 7, 2012	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on February 21, 2013

CWI 2013 10-K – -99

Exhibit No.	Description	Method of Filing
10.21	First Amendment to Purchase and Sale Agreement between FWH Legacy Park Frisco, LLC and CWI Legacy Park Hotel, LLC dated as of January 4, 2013	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on February 21, 2013

10.22	Second Amendment to Purchase and Sale Agreement between FWH Legacy Park Frisco, LLC and CWI Legacy Park Hotel, LLC dated as of January 9, 2013	Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on February 21, 2013

10.23	Purchase and Sale Agreement between FWH Atlanta Downtown, LLC and CWI Atlanta Downtown Hotel, LLC dated as of December 7, 2012	Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on February 21, 2013

10.24	First Amendment to Purchase and Sale Agreement between FWH Atlanta Downtown, LLC and CWI Atlanta Downtown Hotel, LLC dated as of January 4, 2013	Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed on February 21, 2013

10.25	Purchase and Sale Agreement between FWH Memphis Beale Street, LLC and CWI Beale Street Hotel, LLC dated as of December 7, 2012	Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed on February 21, 2013

10.26	First Amendment to Purchase and Sale Agreement between FWH Memphis Beale Street, LLC and CWI Beale Street Hotel, LLC dated as of January 4, 2013	Incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed on February 21, 2013

10.27	Purchase and Sale Agreement between FWH Baton Rouge, LLC and CWI Baton Rouge Hotel, LLC dated as of December 7, 2012	Incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K filed on February 21, 2013

10.28	First Amendment to Purchase and Sale Agreement between FWH Baton Rouge, LLC and CWI Baton Rouge Hotel, LLC dated as of January 4, 2013	Incorporated by reference to Exhibit 10.11 to Current Report on Form 8-K filed on February 21, 2013

10.29	Purchase and Sale Agreement by and among Moody National CY Shadyside S, LLC, Moody National CY Shadyside MT, LLC and CWI Shadyside Hotel, LLC dated as of January 30, 2013	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 18, 2013

10.30	First Amendment to Purchase and Sale Agreement by and among Moody National CY Shadyside S, LLC, Moody National CY Shadyside MT, LLC and CWI Shadyside Hotel, LLC dated as of February 14, 2013	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 18, 2013

10.31
Reinstatement and Second Amendment to Purchase and Sale Agreement by and among Moody National CY Shadyside S, LLC, Moody National CY Shadyside MT, LLC and CWI Shadyside Hotel, LLC dated as of February 27, 2013
Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on March 18, 2013

10.32	Purchase and Sale Agreement, by and among 1808 West End Owner, LLC, 1808 West End Operating, LLC and CWI Nashville Hotel, LLC dated as of May 9, 2013	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 4, 2013

CWI 2013 10-K – -100

Exhibit No.	Description	Method of Filing
10.33	Purchase and Sale Agreement, dated as of April 16, 2013, by and among MMG-26 LLC and CWI Chelsea Hotel, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 12, 2013

10.34	First Amendment to Agreement of Purchase and Sale, dated as of May 10, 2013, by and between MMG-26 LLC and CWI Chelsea Hotel, LLC	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on June 12, 2013

10.35	Second Amendment to Agreement of Purchase and Sale, dated as of May 15, 2013, by and between MMG-26 LLC and CWI Chelsea Hotel, LLC	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on June 12, 2013

10.36	Third Amendment to Agreement of Purchase and Sale, dated as of May 23, 2013, by and between MMG-26 LLC and CWI Chelsea Hotel, LLC	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on June 12, 2013

10.37	Fourth Amendment to Agreement of Purchase and Sale, dated as of May 29, 2013, by and between MMG-26 LLC and CWI Chelsea Hotel, LLC	Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on June 12, 2013

10.38	Limited Liability Company Operating Agreement of CWI-Fairmont Sonoma Hotel, LLC, by and between CWI Sonoma Hotel, LLC and Fairmont Hotels and Resorts (Maryland) LLC, dated as of July 10, 2013	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 16, 2013

10.39	Purchase and Sale Agreement, dated as of May 29, 2013, by and between Noble Raleigh Associates, LLC and CWI Raleigh Hotel, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 19, 2013

10.40	First Amendment to Purchase and Sale Agreement, dated as of June 3, 2013, by and between Noble Raleigh Associates, LLC and CWI Raleigh Hotel, LLC	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 19, 2013

10.41	Letter Agreement, dated as of June 19, 2013, by and between Noble Raleigh Associates, LLC and CWI Raleigh Hotel, LLC	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on August 19, 2013

10.42	Second Amendment to Purchase and Sale Agreement, dated as of June 27, 2013, by and between Noble Raleigh Associates, LLC and CWI Raleigh Hotel, LLC	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on August 19, 2013

10.43	Purchase and Sale Agreement, dated as of August 16, 2013, by and between BH/NV Hawks Cay Property Holdings, LLC and CWI Keys Hotel, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 29, 2013

10.44	Letter Agreement to Purchase and Sale Agreement, dated as of August 29, 2013, by and between BH/NV Hawks Cay Property Holdings, LLC and CWI Keys Hotel, LLC	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 29, 2013

10.45	First Amendment to Purchase and Sale Agreement, dated as of September 25, 2013, by and between BH/NV Hawks Cay Property Holdings, LLC and CWI Keys Hotel, LLC	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on October 29, 2013

CWI 2013 10-K – -101

Exhibit No.	Description	Method of Filing
10.46	Purchase and Sale Agreement, dated as of November 25, 2013, by and between WSRH Chicago, L.L.C. and CWI Chicago Hotel, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 24, 2013

10.47	First Amendment to Purchase and Sale Agreement, dated as of December 12, 2013, by and between WSRH Chicago, L.L.C. and CWI Chicago Hotel, LLC	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on December 24, 2013

10.48	First Amendment to Advisory Agreement, dated as of January 24, 2014, by and among Carey Watermark Investors Incorporated, CWI OP, LP and Carey Lodging Advisors, LLC	Filed herewith

21.1	List of Registrant Subsidiaries	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Financial Statements of CWI-HRI French Quarter Hotel Property, LLC and Subsidiary	Filed herewith

99.2	Financial Statements of LBHP - Ensemble Partners, LLC	Filed herewith

99.3	Financial Statements of AM Atlanta Perimeter Hotel, LLC	Filed herewith

99.4	Subadvisory Agreement dated September 15, 2010 by and between Carey Lodging Advisors, LLC and CWA, LLC	Incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-11 (File No. 333-191913) filed on December 17, 2013

101
The following materials from Carey Watermark Investors Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2013 and 2012, (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (vi) Notes to Consolidated Financial Statements, (vii) Schedule III — Real Estate and Accumulated Depreciation, and (viii) Notes to Schedule III.
Filed herewith

CWI 2013 10-K – -102

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors Incorporated
Date:	March 17, 2014
		By:	/s/ Michael G. Medzigian
Michael G. Medzigian
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael G. Medzigian	Chief Executive Officer and Director	March 17, 2014
Michael G. Medzigian	(Principal Executive Officer)

/s/ Catherine D. Rice	Chief Financial Officer	March 17, 2014
Catherine D. Rice	(Principal Financial Officer)

/s/ Hisham A. Kader	Chief Accounting Officer	March 17, 2014
Hisham A. Kader	(Principal Accounting Officer)

/s/ Trevor P. Bond	Director	March 17, 2014
Trevor P. Bond

/s/ Charles S. Henry	Director	March 17, 2014
Charles S. Henry

/s/ Michael D. Johnson	Director	March 17, 2014
Michael D. Johnson

/s/ Robert E. Parsons, Jr.	Director	March 17, 2014
Robert E. Parsons, Jr.

/s/ William H. Reynolds, Jr.	Director	March 17, 2014
William H. Reynolds, Jr.

CWI 2013 10-K – -103

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment and Restatement of Carey Watermark Investors Incorporated	Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

3.2	Bylaws of Carey Watermark Investors Incorporated filed on March 26, 2008	Incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-11 (File No. 333-149899) filed on March 26, 2008

4.1	Amended and Restated Distribution Reinvestment and Stock Purchase Plan	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed December 13, 2013

10.1	Advisory Agreement dated September 15, 2010, between Carey Watermark Investors Incorporated, CWI OP, LP, and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.2	Agreement of Limited Partnership of CWI OP, LP dated September 15, 2010 by and between Carey Watermark Investors Incorporated and Carey Watermark Holdings, LLC	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.3	Dealer Manager Agreement dated December 20, 2013, between Carey Watermark Investors Incorporated and Carey Financial, LLC	Incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K (File No. 001-13779) filed by W. P. Carey Inc. on March 3, 2014

10.4	Form of Selected Dealer Agreement by and between Carey Financial, LLC and the selected dealers named therein from time to time	Incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-11 (File No. 333-191913) filed on December 17, 2013

10.5	2010 Equity Incentive Plan	Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.6	Indemnification Agreement dated September 15, 2010, between Carey Watermark Investors Incorporated and CWA, LLC	Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.7	Form of Indemnification Agreement between Carey Watermark Investors Incorporated and its directors and executive officers	Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.8	Carey Watermark Investors Incorporated Directors’ Incentive Plan - 2010 Equity Incentive Plan	Incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2010 filed March 18, 2011

10.10	Amended and Restated Limited Liability Company Operating Agreement of Long Beach Hotel Properties, LLC dated as of May 2, 2011 by and between CWI Long Beach Hotels, LLC and LBHP-Ensemble Partners LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 11, 2011

Exhibit No.	Description	Method of Filing
10.11	Form of Restricted Stock Unit Award Agreement	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed May 13, 2011

10.12	Limited Liability Company Operating Agreement of CWI-HRI French Quarter Hotel Property, LLC dated September 2, 2011 by and between CWI New Orleans Hotel, LLC and Guitar Partners LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 12, 2011

10.13	Purchase and Sale Agreement, dated as of March 19, 2012, by and between NMG-Braintree, LLC and CWI Braintree Hotel, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 6, 2012

10.14	Limited Liability Company Operating Agreement of CWI-HRI New Orleans CBD Hotel, LLC dated as of June 8, 2012, by and between CWI New Orleans CBD Hotel, LLC and Eleventh Floor Lodging, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 14, 2012

10.15	Contribution Agreement, dated as of July 9, 2012, by and between CWI Lake Arrowhead Resort, LLC and Fulton Village Green Investors, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 13, 2012

10.16	Limited Liability Company Operating Agreement of CWI-AM Atlanta Perimeter Hotel, LLC, dated as of October 3, 2012, by and between CWI Atlanta Perimeter Hotel, LLC and the Arden-Marcus Perimeter LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 10, 2012

10.17	Purchase and Sale Agreement and Escrow Instructions between Gaslamp Holdings, LLC and CWI Mission Valley Hotel, LLC, dated October 16, 2012	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 12, 2012

10.18	Purchase and Sale Agreement between FWH Birmingham Colonnade, LLC and CWI Birmingham Hotel, LLC dated as of December 7, 2012	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 21, 2013

10.19	First Amendment to Purchase and Sale Agreement between FWH Birmingham Colonnade, LLC and CWI Birmingham Hotel, LLC dated as of January 4, 2013	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on February 21, 2013

10.20	Purchase and Sale Agreement between FWH Legacy Park Frisco, LLC and CWI Legacy Park Hotel, LLC dated as of December 7, 2012	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on February 21, 2013

10.21	First Amendment to Purchase and Sale Agreement between FWH Legacy Park Frisco, LLC and CWI Legacy Park Hotel, LLC dated as of January 4, 2013	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on February 21, 2013

10.22	Second Amendment to Purchase and Sale Agreement between FWH Legacy Park Frisco, LLC and CWI Legacy Park Hotel, LLC dated as of January 9, 2013	Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on February 21, 2013

Exhibit No.	Description	Method of Filing
10.23	Purchase and Sale Agreement between FWH Atlanta Downtown, LLC and CWI Atlanta Downtown Hotel, LLC dated as of December 7, 2012	Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on February 21, 2013

10.24	First Amendment to Purchase and Sale Agreement between FWH Atlanta Downtown, LLC and CWI Atlanta Downtown Hotel, LLC dated as of January 4, 2013	Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed on February 21, 2013

10.25	Purchase and Sale Agreement between FWH Memphis Beale Street, LLC and CWI Beale Street Hotel, LLC dated as of December 7, 2012	Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed on February 21, 2013

10.26	First Amendment to Purchase and Sale Agreement between FWH Memphis Beale Street, LLC and CWI Beale Street Hotel, LLC dated as of January 4, 2013	Incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed on February 21, 2013

10.27	Purchase and Sale Agreement between FWH Baton Rouge, LLC and CWI Baton Rouge Hotel, LLC dated as of December 7, 2012	Incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K filed on February 21, 2013

10.28	First Amendment to Purchase and Sale Agreement between FWH Baton Rouge, LLC and CWI Baton Rouge Hotel, LLC dated as of January 4, 2013	Incorporated by reference to Exhibit 10.11 to Current Report on Form 8-K filed on February 21, 2013

10.29	Purchase and Sale Agreement by and among Moody National CY Shadyside S, LLC, Moody National CY Shadyside MT, LLC and CWI Shadyside Hotel, LLC dated as of January 30, 2013	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 18, 2013

10.30	First Amendment to Purchase and Sale Agreement by and among Moody National CY Shadyside S, LLC, Moody National CY Shadyside MT, LLC and CWI Shadyside Hotel, LLC dated as of February 14, 2013	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 18, 2013

10.31
Reinstatement and Second Amendment to Purchase and Sale Agreement by and among Moody National CY Shadyside S, LLC, Moody National CY Shadyside MT, LLC and CWI Shadyside Hotel, LLC dated as of February 27, 2013
Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on March 18, 2013

10.32	Purchase and Sale Agreement, by and among 1808 West End Owner, LLC, 1808 West End Operating, LLC and CWI Nashville Hotel, LLC dated as of May 9, 2013	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 4, 2013

10.33	Purchase and Sale Agreement, dated as of April 16, 2013, by and among MMG-26 LLC and CWI Chelsea Hotel, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 12, 2013

Exhibit No.	Description	Method of Filing

10.34	First Amendment to Agreement of Purchase and Sale, dated as of May 10, 2013, by and between MMG-26 LLC and CWI Chelsea Hotel, LLC	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on June 12, 2013

10.35	Second Amendment to Agreement of Purchase and Sale, dated as of May 15, 2013, by and between MMG-26 LLC and CWI Chelsea Hotel, LLC	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on June 12, 2013

10.36	Third Amendment to Agreement of Purchase and Sale, dated as of May 23, 2013, by and between MMG-26 LLC and CWI Chelsea Hotel, LLC	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on June 12, 2013

10.37	Fourth Amendment to Agreement of Purchase and Sale, dated as of May 29, 2013, by and between MMG-26 LLC and CWI Chelsea Hotel, LLC	Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on June 12, 2013

10.38	Limited Liability Company Operating Agreement of CWI-Fairmont Sonoma Hotel, LLC, by and between CWI Sonoma Hotel, LLC and Fairmont Hotels and Resorts (Maryland) LLC, dated as of July 10, 2013	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 16, 2013

10.39	Purchase and Sale Agreement, dated as of May 29, 2013, by and between Noble Raleigh Associates, LLC and CWI Raleigh Hotel, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 19, 2013

10.40	First Amendment to Purchase and Sale Agreement, dated as of June 3, 2013, by and between Noble Raleigh Associates, LLC and CWI Raleigh Hotel, LLC	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 19, 2013

10.41	Letter Agreement, dated as of June 19, 2013, by and between Noble Raleigh Associates, LLC and CWI Raleigh Hotel, LLC	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on August 19, 2013

10.42	Second Amendment to Purchase and Sale Agreement, dated as of June 27, 2013, by and between Noble Raleigh Associates, LLC and CWI Raleigh Hotel, LLC	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on August 19, 2013

10.43	Purchase and Sale Agreement, dated as of August 16, 2013, by and between BH/NV Hawks Cay Property Holdings, LLC and CWI Keys Hotel, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 29, 2013

10.44	Letter Agreement to Purchase and Sale Agreement, dated as of August 29, 2013, by and between BH/NV Hawks Cay Property Holdings, LLC and CWI Keys Hotel, LLC	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 29, 2013

10.45	First Amendment to Purchase and Sale Agreement, dated as of September 25, 2013, by and between BH/NV Hawks Cay Property Holdings, LLC and CWI Keys Hotel, LLC	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on October 29, 2013

Exhibit No.	Description	Method of Filing
10.46	Purchase and Sale Agreement, dated as of November 25, 2013, by and between WSRH Chicago, L.L.C. and CWI Chicago Hotel, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 24, 2013

10.47	First Amendment to Purchase and Sale Agreement, dated as of December 12, 2013, by and between WSRH Chicago, L.L.C. and CWI Chicago Hotel, LLC	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on December 24, 2013

10.48	First Amendment to Advisory Agreement, dated as of January 24, 2014, by and among Carey Watermark Investors Incorporated, CWI OP, LP and Carey Lodging Advisors, LLC	Filed herewith

21.1	List of Registrant Subsidiaries	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Financial Statements of CWI-HRI French Quarter Hotel Property, LLC and Subsidiary	Filed herewith

99.2	Financial Statements of LBHP - Ensemble Partners, LLC	Filed herewith

99.3	Financial Statements of AM Atlanta Perimeter Hotel, LLC	Filed herewith

99.4	Subadvisory Agreement dated September 15, 2010 by and between Carey Lodging Advisors, LLC and CWA, LLC	Incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-11 (File No. 333-191913) filed on December 17, 2013

101
The following materials from Carey Watermark Investors Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2013 and 2012, (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (vi) Notes to Consolidated Financial Statements, (vii) Schedule III — Real Estate and Accumulated Depreciation, and (viii) Notes to Schedule III.
Filed herewith