Form 10-K/A
period 2013-12-31
Carey Watermark Investors Inc
filed 2014-03-21
CIK 1430259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of Carey Watermark Investors Incorporated (the “Company”) for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on March 17, 2014 (the “Form 10-K”), is solely to: (i) correct the disclosure of unaudited Pro Forma Financial Information in Note 4 to the financial statements included in Item 8 due to two errors and (ii) make the corresponding correction to Exhibit 101, which provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language). The impact of these corrections is to reduce the previously reported pro forma net loss, pro forma net loss attributable to CWI shareholders, and pro forma net loss per share for the year ended December 31, 2013 and to increase the pro forma loss per share for the year ended December 31, 2012.

No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K applies to the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any disclosures made in the original Form 10-K.

CWI 2013 10-K/A – 1

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

CWI 2013 10-K/A – 2

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

CWI 2013 10-K/A – 3

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

CWI 2013 10-K/A – 4

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

CWI 2013 10-K/A – 5

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

CWI 2013 10-K/A – 6

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

CWI 2013 10-K/A – 7

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

CWI 2013 10-K/A – 8

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

CWI 2013 10-K/A – 9

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

CWI 2013 10-K/A – 10

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

CWI 2013 10-K/A – 11

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

CWI 2013 10-K/A – 12

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

CWI 2013 10-K/A – 13

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

CWI 2013 10-K/A – 14

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

CWI 2013 10-K/A – 15

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

CWI 2013 10-K/A – 16

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

CWI 2013 10-K/A – 17

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

CWI 2013 10-K/A – 18

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

CWI 2013 10-K/A – 19

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

CWI 2013 10-K/A – 20

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

CWI 2013 10-K/A – 21

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

CWI 2013 10-K/A – 22

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

CWI 2013 10-K/A – 23

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

CWI 2013 10-K/A – 24

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

CWI 2013 10-K/A – 25

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

CWI 2013 10-K/A – 26

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

CWI 2013 10-K/A – 27

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

CWI 2013 10-K/A – 28

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

CWI 2013 10-K/A – 29

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

CWI 2013 10-K/A – 30

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

CWI 2013 10-K/A – 31

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

CWI 2013 10-K/A – 32

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

CWI 2013 10-K/A – 33

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

CWI 2013 10-K/A – 34

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

CWI 2013 10-K/A – 35

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

CWI 2013 10-K/A – 36

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

CWI 2013 10-K/A – 37

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

CWI 2013 10-K/A – 38

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

CWI 2013 10-K/A – 39

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

CWI 2013 10-K/A – 40

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

CWI 2013 10-K/A – 41

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

CWI 2013 10-K/A – 42

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

CWI 2013 10-K/A – 43

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

CWI 2013 10-K/A – 44

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

CWI 2013 10-K/A – 45

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

CWI 2013 10-K/A – 46

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

CWI 2013 10-K/A – 47

should not be a factor in determining our operating performance because it does not impact our equity in earnings under the hypothetical liquidation at book value model.

CWI 2013 10-K/A – 48

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

CWI 2013 10-K/A – 49

Item 8. Financial Statements and Supplementary Data.

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

CWI 2013 10-K/A – 50

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

CWI 2013 10-K/A – 51

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

CWI 2013 10-K/A – 52

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

CWI 2013 10-K/A – 53

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

CWI 2013 10-K/A – 54

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

CWI 2013 10-K/A – 55

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

CWI 2013 10-K/A – 56

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

CWI 2013 10-K/A – 57

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

CWI 2013 10-K/A – 58

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

CWI 2013 10-K/A – 59

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

CWI 2013 10-K/A – 60

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

CWI 2013 10-K/A – 61

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

CWI 2013 10-K/A – 62

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

CWI 2013 10-K/A – 63

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

CWI 2013 10-K/A – 64

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

CWI 2013 10-K/A – 65

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

CWI 2013 10-K/A – 66

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

CWI 2013 10-K/A – 67

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

CWI 2013 10-K/A – 68

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

CWI 2013 10-K/A – 69

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

CWI 2013 10-K/A – 70

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

CWI 2013 10-K/A – 71

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

CWI 2013 10-K/A – 72

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Pro forma total revenues	$258,827	$251,777	$36,053
Pro forma net loss (a)	(8,992)	(32,452)	(2,145)
(Income) loss from continuing operations attributable to noncontrolling interests	(9)	2,420	906
Pro forma loss from continuing operations attributable to CWI stockholders (a)	$(9,001)	$(30,032)	$(1,239)
Pro forma loss per share:
Net loss attributable to CWI stockholders (a)	$(0.17)	$(0.81)	$(0.11)
Pro forma weighted average shares (b)	53,442,753	37,010,742	11,218,310
___________

(a)
Pro forma net loss, Pro forma loss from continuing operations attributable to CWI stockholders and Pro forma loss per share for the year ended December 31, 2013 have been revised from the amounts presented in our 10-K filed on March 17, 2014, to properly exclude acquisition costs related to certain 2013 acquisitions from the 2013 pro forma financial information. Amounts as previously reported were $18.5 million, $18.5 million and $0.35, respectively. Pro forma loss per share for the year ended December 31, 2012 has been revised from the amount presented in our 10-K filed on March 17, 2014 to correct for an error in the computation. Pro forma loss per share previously reported was $0.77.

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

CWI 2013 10-K/A – 73

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

CWI 2013 10-K/A – 74

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

CWI 2013 10-K/A – 75

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

CWI 2013 10-K/A – 76

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

CWI 2013 10-K/A – 77

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

CWI 2013 10-K/A – 78

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

CWI 2013 10-K/A – 79

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

CWI 2013 10-K/A – 80

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

CWI 2013 10-K/A – 81

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

CWI 2013 10-K/A – 82

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

CWI 2013 10-K/A – 83

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

CWI 2013 10-K/A – 84

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

CWI 2013 10-K/A – 85

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

CWI 2013 10-K/A – 86

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

CWI 2013 10-K/A – 87

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

CWI 2013 10-K/A – 88

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

CWI 2013 10-K/A – 89

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

CWI 2013 10-K/A – 90

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

CWI 2013 10-K/A – 91

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

CWI 2013 10-K/A – 92

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

CWI 2013 10-K/A – 93

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

CWI 2013 10-K/A – 94

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

CWI 2013 10-K/A – 95

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

CWI 2013 10-K/A – 96

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

CWI 2013 10-K/A – 97

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

CWI 2013 10-K/A – 98

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

CWI 2013 10-K/A – 99

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

CWI 2013 10-K/A – 100

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
Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on March 18, 2013

10.32	Purchase and Sale Agreement, by and among 1808 West End Owner, LLC, 1808 West End Operating, LLC and CWI Nashville Hotel, LLC dated as of May 9, 2013	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 4, 2013

CWI 2013 10-K/A – 101

Exhibit No.	Description	Method of Filing
10.33	Purchase and Sale Agreement, dated as of April 16, 2013, by and among MMG-26 LLC and CWI Chelsea Hotel, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 12, 2013

10.34	First Amendment to Agreement of Purchase and Sale, dated as of May 10, 2013, by and between MMG-26 LLC and CWI Chelsea Hotel, LLC	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on June 12, 2013

10.35	Second Amendment to Agreement of Purchase and Sale, dated as of May 15, 2013, by and between MMG-26 LLC and CWI Chelsea Hotel, LLC	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on June 12, 2013

10.36	Third Amendment to Agreement of Purchase and Sale, dated as of May 23, 2013, by and between MMG-26 LLC and CWI Chelsea Hotel, LLC	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on June 12, 2013

10.37	Fourth Amendment to Agreement of Purchase and Sale, dated as of May 29, 2013, by and between MMG-26 LLC and CWI Chelsea Hotel, LLC	Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on June 12, 2013

10.38	Limited Liability Company Operating Agreement of CWI-Fairmont Sonoma Hotel, LLC, by and between CWI Sonoma Hotel, LLC and Fairmont Hotels and Resorts (Maryland) LLC, dated as of July 10, 2013	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 16, 2013

10.39	Purchase and Sale Agreement, dated as of May 29, 2013, by and between Noble Raleigh Associates, LLC and CWI Raleigh Hotel, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 19, 2013

10.40	First Amendment to Purchase and Sale Agreement, dated as of June 3, 2013, by and between Noble Raleigh Associates, LLC and CWI Raleigh Hotel, LLC	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 19, 2013

10.41	Letter Agreement, dated as of June 19, 2013, by and between Noble Raleigh Associates, LLC and CWI Raleigh Hotel, LLC	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on August 19, 2013

10.42	Second Amendment to Purchase and Sale Agreement, dated as of June 27, 2013, by and between Noble Raleigh Associates, LLC and CWI Raleigh Hotel, LLC	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on August 19, 2013

10.43	Purchase and Sale Agreement, dated as of August 16, 2013, by and between BH/NV Hawks Cay Property Holdings, LLC and CWI Keys Hotel, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 29, 2013

10.44	Letter Agreement to Purchase and Sale Agreement, dated as of August 29, 2013, by and between BH/NV Hawks Cay Property Holdings, LLC and CWI Keys Hotel, LLC	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 29, 2013

10.45	First Amendment to Purchase and Sale Agreement, dated as of September 25, 2013, by and between BH/NV Hawks Cay Property Holdings, LLC and CWI Keys Hotel, LLC	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on October 29, 2013

CWI 2013 10-K/A – 102

Exhibit No.	Description	Method of Filing
10.46	Purchase and Sale Agreement, dated as of November 25, 2013, by and between WSRH Chicago, L.L.C. and CWI Chicago Hotel, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 24, 2013

10.47	First Amendment to Purchase and Sale Agreement, dated as of December 12, 2013, by and between WSRH Chicago, L.L.C. and CWI Chicago Hotel, LLC	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on December 24, 2013

10.48	First Amendment to Advisory Agreement, dated as of January 24, 2014, by and among Carey Watermark Investors Incorporated, CWI OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-K filed on March 17, 2014

21.1	List of Registrant Subsidiaries	Incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K filed on March 17, 2014

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Financial Statements of CWI-HRI French Quarter Hotel Property, LLC and Subsidiary	Incorporated by reference to Exhibit 99.1 to Annual Report on Form 10-K filed on March 17, 2014

99.2	Financial Statements of LBHP - Ensemble Partners, LLC	Incorporated by reference to Exhibit 99.2 to Annual Report on Form 10-K filed on March 17, 2014

99.3	Financial Statements of AM Atlanta Perimeter Hotel, LLC	Incorporated by reference to Exhibit 99.3 to Annual Report on Form 10-K filed on March 17, 2014

99.4	Subadvisory Agreement dated September 15, 2010 by and between Carey Lodging Advisors, LLC and CWA, LLC	Incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-11 (File No. 333-191913) filed on December 17, 2013

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

CWI 2013 10-K/A – 103

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors Incorporated
Date:	March 21, 2014
		By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Accounting Officer

CWI 2013 10-K/A – 104

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
Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on March 18, 2013

10.32	Purchase and Sale Agreement, by and among 1808 West End Owner, LLC, 1808 West End Operating, LLC and CWI Nashville Hotel, LLC dated as of May 9, 2013	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 4, 2013

10.33	Purchase and Sale Agreement, dated as of April 16, 2013, by and among MMG-26 LLC and CWI Chelsea Hotel, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 12, 2013

Exhibit No.	Description	Method of Filing

10.34	First Amendment to Agreement of Purchase and Sale, dated as of May 10, 2013, by and between MMG-26 LLC and CWI Chelsea Hotel, LLC	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on June 12, 2013

10.35	Second Amendment to Agreement of Purchase and Sale, dated as of May 15, 2013, by and between MMG-26 LLC and CWI Chelsea Hotel, LLC	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on June 12, 2013

10.36	Third Amendment to Agreement of Purchase and Sale, dated as of May 23, 2013, by and between MMG-26 LLC and CWI Chelsea Hotel, LLC	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on June 12, 2013

10.37	Fourth Amendment to Agreement of Purchase and Sale, dated as of May 29, 2013, by and between MMG-26 LLC and CWI Chelsea Hotel, LLC	Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on June 12, 2013

10.38	Limited Liability Company Operating Agreement of CWI-Fairmont Sonoma Hotel, LLC, by and between CWI Sonoma Hotel, LLC and Fairmont Hotels and Resorts (Maryland) LLC, dated as of July 10, 2013	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 16, 2013

10.39	Purchase and Sale Agreement, dated as of May 29, 2013, by and between Noble Raleigh Associates, LLC and CWI Raleigh Hotel, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 19, 2013

10.40	First Amendment to Purchase and Sale Agreement, dated as of June 3, 2013, by and between Noble Raleigh Associates, LLC and CWI Raleigh Hotel, LLC	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 19, 2013

10.41	Letter Agreement, dated as of June 19, 2013, by and between Noble Raleigh Associates, LLC and CWI Raleigh Hotel, LLC	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on August 19, 2013

10.42	Second Amendment to Purchase and Sale Agreement, dated as of June 27, 2013, by and between Noble Raleigh Associates, LLC and CWI Raleigh Hotel, LLC	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on August 19, 2013

10.43	Purchase and Sale Agreement, dated as of August 16, 2013, by and between BH/NV Hawks Cay Property Holdings, LLC and CWI Keys Hotel, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 29, 2013

10.44	Letter Agreement to Purchase and Sale Agreement, dated as of August 29, 2013, by and between BH/NV Hawks Cay Property Holdings, LLC and CWI Keys Hotel, LLC	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 29, 2013

10.45	First Amendment to Purchase and Sale Agreement, dated as of September 25, 2013, by and between BH/NV Hawks Cay Property Holdings, LLC and CWI Keys Hotel, LLC	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on October 29, 2013

Exhibit No.	Description	Method of Filing
10.46	Purchase and Sale Agreement, dated as of November 25, 2013, by and between WSRH Chicago, L.L.C. and CWI Chicago Hotel, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 24, 2013

10.47	First Amendment to Purchase and Sale Agreement, dated as of December 12, 2013, by and between WSRH Chicago, L.L.C. and CWI Chicago Hotel, LLC	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on December 24, 2013

10.48	First Amendment to Advisory Agreement, dated as of January 24, 2014, by and among Carey Watermark Investors Incorporated, CWI OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-K filed on March 17, 2014

21.1	List of Registrant Subsidiaries	Incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K filed on March 17, 2014

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Financial Statements of CWI-HRI French Quarter Hotel Property, LLC and Subsidiary	Incorporated by reference to Exhibit 99.1 to Annual Report on Form 10-K filed on March 17, 2014

99.2	Financial Statements of LBHP - Ensemble Partners, LLC	Incorporated by reference to Exhibit 99.2 to Annual Report on Form 10-K filed on March 17, 2014

99.3	Financial Statements of AM Atlanta Perimeter Hotel, LLC	Incorporated by reference to Exhibit 99.3 to Annual Report on Form 10-K filed on March 17, 2014

99.4	Subadvisory Agreement dated September 15, 2010 by and between Carey Lodging Advisors, LLC and CWA, LLC	Incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-11 (File No. 333-191913) filed on December 17, 2013

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