Form 10-Q
period 2014-03-31
Carey Watermark Investors Inc
filed 2014-05-14
CIK 1430259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Registrant has 74,678,791 shares of common stock, $0.001 par value, outstanding at April 30, 2014.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or the Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K/A for the year ended December 31, 2013 as filed with the SEC on March 21, 2014, or the 2013 Annual Report. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1, Financial Statements (Unaudited).

CWI 3/31/2014 10-Q – 1

PART I
Item 1. Financial Statements.

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
Assets
Investments in real estate:
Hotels, at cost	$874,862	$871,682
Accumulated depreciation	(27,094)	(18,397)
Net investments in hotels	847,768	853,285
Equity investments in real estate	14,891	14,915
Net investments in real estate	862,659	868,200
Cash	106,857	109,373
Intangible assets, net	42,465	42,795
Due from related parties and affiliates	3	12
Accounts receivable	9,454	8,332
Restricted cash	41,870	42,151
Other assets	20,562	12,505
Total assets	$1,083,870	$1,083,368
Liabilities and Equity
Liabilities:
Non-recourse debt	$562,588	$563,058
Accounts payable, accrued expenses and other liabilities	31,449	31,491
Due to related parties and affiliates	2,852	5,225
Distributions payable	9,428	9,309
Total liabilities	606,317	609,083
Commitments and contingencies (Note 10)
Equity:
CWI stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized; 70,307,986 and 67,759,026 shares issued, respectively; and 70,192,040 and 67,703,835 shares outstanding, respectively	70	68
Additional paid-in capital	548,150	525,000
Distributions and accumulated losses	(80,870)	(62,868)
Accumulated other comprehensive loss	(38)	(136)
Less: treasury stock at cost, 115,946 and 55,191 shares, respectively	(1,112)	(525)
Total Carey Watermark Investors Incorporated stockholders’ equity	466,200	461,539
Noncontrolling interests	11,353	12,746
Total equity	477,553	474,285
Total liabilities and equity	$1,083,870	$1,083,368

See Notes to Consolidated Financial Statements.

CWI 3/31/2014 10-Q – 2

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues
Hotel Revenues
Rooms	$40,216	$9,101
Food and beverage	13,204	1,324
Other hotel income	6,265	874
Total Hotel Revenues	59,685	11,299
Operating Expenses
Hotel Expenses
Rooms	12,878	2,210
Food and beverage	10,148	1,109
Other hotel operating expenses	3,484	440
General and administrative	5,390	1,046
Sales and marketing	5,466	1,306
Repairs and maintenance	2,598	495
Utilities	2,168	417
Management fees	1,202	263
Property taxes, insurance and rent	4,381	665
Depreciation and amortization	8,919	1,786
Total Hotel Expenses	56,634	9,737

Other Operating Expenses
Acquisition-related expenses	379	5,392
Corporate general and administrative expenses	1,642	970
Asset management fees to affiliate and other	1,417	390
Management expenses	1,165	247
Total Other Operating Expenses	4,603	6,999
Operating Loss	(1,552)	(5,437)
Other Income and (Expenses)
Interest expense	(6,953)	(1,501)
Net income from equity investments in real estate	125	132
Other income	11	—
	(6,817)	(1,369)
Loss from Operations Before Income Taxes	(8,369)	(6,806)
Provision for income taxes	(417)	(47)
Net Loss	(8,786)	(6,853)
Loss (income) attributable to noncontrolling interests (inclusive of Available Cash Distributions to advisor of $946 and $0, respectively)	212	(90)
Net Loss Attributable to CWI Stockholders	$(8,574)	$(6,943)
Basic and Diluted Loss Per Share	$(0.13)	$(0.24)
Basic and Diluted Weighted Average Shares Outstanding	68,575,077	28,401,835

Distributions Declared Per Share	$0.1375	$0.1500

See Notes to Consolidated Financial Statements.

CWI 3/31/2014 10-Q – 3

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Net Loss	$(8,786)	$(6,853)
Other Comprehensive Loss
Other comprehensive loss before reclassifications — unrealized loss on derivative instruments	(681)	(204)
Amounts reclassified from accumulated other comprehensive loss to interest expense — unrealized loss on derivative instruments	412	89
Amounts reclassified from accumulated other comprehensive loss to Net income from equity investments — unrealized loss on derivative instruments	132	—
Comprehensive loss	(8,923)	(6,968)
Amounts Attributable to Noncontrolling Interests
Net loss (income)	212	(90)
Change in unrealized loss on derivative instruments	235	—
Comprehensive loss (income) attributable to noncontrolling interests	447	(90)

Comprehensive Loss Attributable to CWI Stockholders	$(8,476)	$(7,058)

See Notes to Consolidated Financial Statements.

CWI 3/31/2014 10-Q – 4

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Three Months Ended March 31, 2014 and Year Ended December 31, 2013
(in thousands, except share and per share amounts)

	CWI Stockholders
	Shares	Common Stock	Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Treasury Stock	Total CWI Stockholders	Noncontrolling Interests	Total
Balance at January 1, 2013	16,299,940	$16	$142,645	$(9,166)	$(299)	$(331)	$132,865	$517	$133,382
Net loss				(31,906)			(31,906)	1,507	(30,399)
Shares issued, net of offering costs	42,696,113	43	379,678				379,721		379,721
Shares issued to affiliates	251,071	1	2,510				2,511		2,511
Contributions from noncontrolling interests							—	12,917	12,917
Distributions to noncontrolling interests							—	(2,067)	(2,067)
Shares issued under share incentive plans	9,841	—	127				127		127
Stock-based compensation to directors	4,000	—	40				40		40
Stock dividends issued ($0.2125 per share) (a) (b)	8,463,537	8	—				8		8
Distributions declared ($0.5875 per share)				(21,796)			(21,796)		(21,796)
Other comprehensive loss:
Change in unrealized loss on derivative instruments					163		163	(128)	35
Repurchase of shares	(20,667)					(194)	(194)		(194)
Balance at December 31, 2013	67,703,835	68	525,000	(62,868)	(136)	(525)	461,539	12,746	474,285
Net loss				(8,574)			(8,574)	(212)	(8,786)
Shares issued, net of offering costs	2,396,341	2	21,783				21,785		21,785
Shares issued to affiliates	152,619	—	1,338				1,338		1,338
Distributions to noncontrolling interests							—	(946)	(946)
Shares issued under share incentive plans			29				29		29
Distributions declared ($0.1375 per share)				(9,428)			(9,428)		(9,428)
Other comprehensive loss:
Change in unrealized loss on derivative instruments					98		98	(235)	(137)
Repurchase of shares	(60,755)					(587)	(587)		(587)
Balance at March 31, 2014	70,192,040	$70	$548,150	$(80,870)	$(38)	$(1,112)	$466,200	$11,353	$477,553
___________

(a)	Inclusive of 34,270 shares related to the stock distribution declared in the fourth quarter of 2012 and reflected as issued in the first quarter of 2013.

(b)	Inclusive of a special stock dividend of 0.1375 per share issued during the fourth quarter of 2013.
See Notes to Consolidated Financial Statements.

CWI 3/31/2014 10-Q – 5

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2014	2013 (a)
Cash Flows — Operating Activities
Net loss	$(8,786)	$(6,853)
Adjustments to net loss:
Depreciation and amortization	9,043	1,786
(Income) loss from equity investments in real estate in excess of distributions received	(125)	180
Asset management fees to affiliates settled in shares	1,402	390
Amortization of deferred financing costs, prepaid franchise fee and other	363	132
Straight-line rent adjustments	603	—
Stock-based compensation expense	29	11
(Decrease) increase in due to related parties and affiliates	(3,254)	778
Net changes in other operating assets and liabilities	928	652
Net Cash Provided by (Used in) Operating Activities	203	(2,924)

Cash Flows — Investing Activities
Distributions received from equity investments in excess of equity income	127	—
Acquisition of hotels	—	(121,620)
Capital expenditures	(4,994)	(2,451)
Deposits for potential future hotel investments	(8,230)	—
Funds placed in escrow	(12,372)	(4,665)
Funds released from escrow	13,930	3,507
Net Cash Used in Investing Activities	(11,539)	(125,229)

Cash Flows — Financing Activities
Distributions paid	(9,309)	(1,715)
Distributions to noncontrolling interests	(946)	—
Proceeds from mortgage financing	—	84,691
Scheduled payments of mortgage principal	(493)	(41)
Deferred financing costs	—	(1,094)
Proceeds from issuance of shares, net of offering costs	20,338	62,785
Deposits for potential future loans	(183)	—
Purchase of treasury stock	(587)	(7)
Net Cash Provided by Financing Activities	8,820	144,619

Change in Cash During the Period
Net (decrease) increase in cash	(2,516)	16,466
Cash, beginning of period	109,373	30,729
Cash, end of period	$106,857	$47,195
___________
(a) Reflects a revised cash flow statement for the three months ended March 31, 2013, as further discussed in Note 2.
(Continued)

CWI 3/31/2014 10-Q – 6

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Continued)

Non-cash investing and financing activities:

A summary of our non-cash investing and financing activities for the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Distributions declared	$9,428	$2,429
Decrease in accrued capital expenditures (Note 10)	$1,814	$147
Advance proceeds held in escrow or included in accounts receivable	$1,629	$773
Asset management fees settled in shares (Note 3)	$1,339	$329
Offering costs paid by the advisor; selling commissions and deal manager fees accrued but unpaid (Note 3)	$182	$461
Deposits paid for acquisitions (Note 2)	$—	$2,880

See Notes to Consolidated Financial Statements.

CWI 3/31/2014 10-Q – 7

CAREY WATERMARK INVESTORS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business

Organization

Carey Watermark Investors Incorporated, or CWI, and, together with its consolidated subsidiaries, we, us, or our, is a publicly owned, non-listed real estate investment trust, or REIT, formed as a Maryland corporation in March 2008 for the purpose of acquiring, owning, disposing of and, through our advisor, managing and seeking to enhance the value of interests in lodging and lodging related properties primarily in the United States, or U.S. We conduct substantially all of our investment activities and own all of our assets through CWI OP, LP, or our Operating Partnership. We are a general partner and a limited partner and own a 99.985% capital interest in the Operating Partnership. Carey Watermark Holdings, LLC, or Carey Watermark Holdings, which is owned indirectly by both W. P. Carey Inc., or WPC, and Watermark Capital Partners, LLC, or Watermark Capital Partners, holds a special general partner interest in the Operating Partnership.

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

The following table sets forth certain information for each of the hotels that we consolidate in our financial statements, or our Consolidated Hotels (Note 4), and the hotels that we record as equity investments in our financial statements, or our Unconsolidated Hotels (Note 5), at March 31, 2014.

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

CWI 3/31/2014 10-Q – 8

(b)	The resort also includes a resort residential management program that contains over 250 two- three- and four-bedroom villas.

Public Offering

In our initial public offering, which ran from September 15, 2010 through September 15, 2013, we raised $586.2 million, inclusive of reinvested distributions through our distribution reinvestment plan, or DRIP. Our initial public offering was offered on a “best efforts” basis by Carey Financial, LLC, our dealer manager and a subsidiary of WPC, and other selected dealers.

On October 25, 2013, we filed a registration statement with the SEC for a continuous public offering of up to an additional $350.0 million of our common stock at $10.00 per share, which was declared effective by the SEC on December 20, 2013. The registration statement also covers the offering of up to $300.0 million at $9.50 per share pursuant to our DRIP. We refer to the continuous public offering as the “follow-on offering.” We began selling shares in our follow-on offering in January 2014 and have raised $17.6 million through March 31, 2014. We intend to invest the remaining net proceeds from our initial public offering and the proceeds from our follow-on offering in lodging and lodging related properties.

Note 2. Basis of Presentation

Basis of Presentation

Our interim consolidated financial statements have been prepared, without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of our consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the U.S., or GAAP.

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2013, which are included in the 2013 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates. Certain amounts within operating cash flow have been reclassified to conform to the current year presentation. These reclassifications had no impact on net loss for the periods presented.

For purposes of determining the weighted-average number of shares of common stock outstanding, amounts for the three months ended March 31, 2013 have been adjusted to treat stock distributions declared and effective through the date of filing, including a special stock dividend declared on December 19, 2013, as if they were outstanding as of January 1, 2013. No adjustment is required for the three months ended March 31, 2014 as no stock distributions were declared either during the three months ended March 31, 2014 or subsequent to that date through our filing date.

Basis of Consolidation

Our consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries. The portion of equity in a consolidated subsidiary that is not attributable, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

When we obtain an economic interest in an entity, we evaluate the entity to determine if it is a variable interest entity, or VIE, and, if so, whether we are deemed to be the primary beneficiary and are therefore required to consolidate the entity. We performed an analysis of all of our subsidiary entities to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of our assessment, we have concluded that none of our subsidiaries is a VIE. All our subsidiaries are either consolidated or accounted for as equity investments under the voting interest entity model.

CWI 3/31/2014 10-Q – 9

Notes to Consolidated Financial Statements

We account for the capital interest held by Carey Watermark Holdings in the Operating Partnership as a noncontrolling interest. Based on the terms of the Operating Partnership agreement and that the initial investors are not yet earning their minimal return, the non-controlling interest representing Carey Watermark Holding’s interest in the Operating Partnership has absorbed the operating losses to the extent of its original investment, and accordingly, no losses were allocated to Carey Watermark Holdings during the three months ended March 31, 2014 or 2013.

Revision of Previously Issued Financial Statements

We assessed the materiality of the errors described below on prior periods’ financial statements in accordance with Accounting Standards Codification 250 and the SEC’s Staff Accounting Bulletin No. 99, “Materiality,” and concluded that the impact of the errors was not material to any previously issued financial statements. We will properly reflect these corrections in our future periodic filings. The table below illustrates the effect of the error correction on the three months ended March 31, 2013. In addition, we have added supplemental disclosures of these non-cash financing activities. The errors impacted cash flow (used in) provided by operating activities, net cash used in investing activities and net cash provided by financing activities, and did not affect our consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive loss, consolidated statements of equity or cash balances for any reporting periods.

Asset management fees — Our advisor earns an annual asset management fee, as described in Note 3. Beginning in the first quarter of 2012, we began settling all asset management fees in shares of our common stock, rather than in cash, at the election of the advisor. Following the issuance of our financial statements for the six months ended June 30, 2013, we identified an error in the cash flow statement that was the result of not adjusting operating cash flow for the full amount of such non-cash asset management fees included in net income, and instead including such non-cash asset management fees as a source of financing cash flow for that same amount.

Deposits — During 2014, we identified an error in the cash flow statement affecting cash flows provided by or used in operating, investing and financing activities for the periods shown below. This error was the result of treating deposits on hotel acquisitions and on loan commitments as a reduction in operating cash flow during the periods in which the deposits were made instead of as investing and financing cash flows, respectively.

(in thousands)

	Net Cash (Used in) Provided by Operating Activities				Net Cash (Used in) Provided by Investing Activities				Net Cash Provided by (Used in) Financing Activities
	As Reported	Adjustment		As Revised	As Reported	Adjustment		As Revised	As Reported	Adjustment		As Revised
Three months ended March 31, 2013	(319)	275	(a)	(44)	(128,109)	—	(a)	(128,109)	144,894	(275)	(a)	144,619
	(44)	(2,880)	(b)	(2,924)	(128,109)	2,880	(b)	(125,229)	144,619	—	(b)	144,619
___________

(a)	Reflects adjustments for non-cash asset management fees described above.

(b)	Reflects adjustments for hotel acquisition deposits and loan commitments described above.

Recent Accounting Requirement

The following Accounting Standards Update, or ASU, promulgated by the Financial Accounting Standards Board, or FASB, is applicable to us:

ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360). ASU 2014-08 changes the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity, or a business. Under this new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a “strategic shift that has or will have a major effect on an entity’s operations and financial results.” The new guidance also requires disclosures including pretax profit or loss and significant gains or losses arising from dispositions that represent an “individually significant component of an entity,” but do not meet the criteria to be reported as discontinued operations under ASU 2014-08. In the ordinary course of business we may sell properties, which, under prior accounting guidance, would have been reported each as discontinued operations; however, under ASU 2014-08 such property dispositions typically would not meet the criteria to be reported as discontinued operations. We elected to early adopt ASU 2014-08 prospectively for any dispositions after December 31, 2013. Consequently, individually significant operations that are sold or classified as held-for-sale during 2014 will not be reclassified to discontinued operations in the consolidated statements of income, but will be

CWI 3/31/2014 10-Q – 10

Notes to Consolidated Financial Statements

disclosed in the Notes to the consolidated financial statements. This ASU did not have any impact on our financial position or results of operations for any of the periods presented.

Note 3. Agreements and Transactions with Related Parties

Agreements with the Advisor and Subadvisor

We have an advisory agreement with the advisor to perform certain services for us, including managing the offering and our overall business, identification, evaluation, negotiation, purchase and disposition of lodging related properties and the performance of certain administrative duties. The agreement that is currently in effect is scheduled to expire on September 30, 2014, unless renewed pursuant to its terms. The advisor has entered into a subadvisory agreement with the subadvisor, whereby the advisor pays 20% of the fees earned under the advisory agreement to the subadvisor and the subadvisor provides certain personnel services to us.

The following tables present a summary of fees we paid and expenses we reimbursed to the advisor, subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

	Three Months Ended March 31,
	2014	2013
Amounts Included in the Consolidated Statements of Operations
Acquisition fees	$—	$3,427
Asset management fees	1,402	390
Personnel and overhead reimbursements	1,200	270
Office rent reimbursements	115	17
Available Cash Distribution	946	—
	$3,663	$4,104

Other Transaction Fees Incurred
Selling commissions and dealer manager fees	$1,773	$6,882
Offering costs	726	1,405
	$2,499	$8,287

	March 31, 2014	December 31, 2013
Amounts Due to Related Parties and Affiliates
Organization and offering costs due to the advisor	$728	$62
Reimbursable costs	1,183	270
Other amounts due to the advisor	502	4,563
Due to joint venture partners	277	330
Due to Carey Financial	162	—
	$2,852	$5,225

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

Asset Management Fees and Loan Refinancing Fees

We pay the advisor an annual asset management fee equal to 0.50% of the aggregate Average Market Value of our Investments, both as defined in our advisory agreement with our advisor. The advisor is also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property as well as a loan refinancing fee of up to 1% of a refinanced loan, if certain conditions described in the advisory agreement are met. We paid all asset management fees for the three months ended March 31, 2014 and 2013 in shares of our common stock rather than in cash at the election of the advisor. At March 31, 2014, the advisor owned 517,040 shares (0.74%) of our outstanding common stock. We expense acquisition-related costs and fees on acquisitions

CWI 3/31/2014 10-Q – 11

Notes to Consolidated Financial Statements

deemed to be business combinations and capitalize those costs and fees on acquisitions of equity method investments. Asset management fees are included in Asset management fees to affiliate and other in our consolidated financial statements.

Personnel and Overhead Reimbursements

Pursuant to the subadvisory agreement, we reimburse the advisor, which subsequently reimburses the subadvisor, for personnel costs and other charges. We have also granted restricted stock units to employees of the subadvisor pursuant to our 2010 Equity Incentive Plan. The subadvisor provides us with the services of Michael G. Medzigian, our chief executive officer, during the term of the subadvisory agreement, subject to the approval of our board of directors. Additionally, commencing in the first quarter of 2014, personnel and overhead reimbursements include our portion of costs allocated by the advisor for personnel and overhead in providing management of our day-to-day operations, including accounting services, stockholder services, corporate management, property management and operations, pursuant to the advisory agreement, which totaled $0.8 million for the three months ended March 31, 2014. Prior to the first quarter of 2014, such expenses had not been allocated to us by the advisor. Such personnel reimbursements are included in Management expenses and Corporate general and administrative expenses in our consolidated financial statements.

Available Cash Distributions

Carey Watermark Holdings’ special general partner interest entitles it to receive distributions of 10% of Available Cash, as defined in the agreement of limited partnership of the Operating Partnership, or Available Cash Distributions, generated by the Operating Partnership, subject to certain limitations. In addition, in the event of the dissolution of the Operating Partnership, Carey Watermark Holdings will be entitled to receive distributions of up to 15% of net proceeds, provided certain return thresholds are met for the initial investors in the Operating Partnership. Available Cash Distributions by the Operating Partnership aggregated $0.9 million during the three months ended March 31, 2014 and is included in Loss (income) attributable to noncontrolling interests in the consolidated financial statements.

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

Organization and Offering Costs

Pursuant to our advisory agreement with the advisor, we are liable for certain expenses related to our public offerings, which include filing, legal, accounting, printing, advertising, transfer agent, and escrow fees and are to be deducted from the gross proceeds of the offering. We will reimburse Carey Financial or selected dealers for reasonable bona fide due diligence expenses incurred that are supported by a detailed and itemized invoice. The total underwriting compensation to Carey Financial and selected dealers in connection with the offerings cannot exceed limitations prescribed by the Financial Industry Regulatory Authority, Inc. The advisor agreed to be responsible for the repayment of organization and offering expenses (excluding selling commissions and dealer manager fees paid to Carey Financial and selected dealers and fees paid and expenses reimbursed to selected dealers) that exceed in the aggregate 2% of the gross proceeds from the initial public offering and 4% of the gross proceeds from the follow-on offering.

Through March 31, 2014, the advisor incurred organization and offering costs on our behalf related to our follow-on offering of approximately $1.8 million. However, at March 31, 2014, because of the 4% limitation described above, we were only obligated to pay $0.7 million of these costs, all of which were included in Due to affiliates in the consolidated balance sheet at March 31, 2014.

Other Amounts Due to the Advisor

At March 31, 2014, the balance primarily represents management fees payable and reimbursable expenses. At December 31, 2013, this balance primarily represents acquisition fees of $4.1 million payable to the advisor related to the Renaissance Chicago Downtown acquired on December 20, 2013, which was paid in the first quarter of 2014.

CWI 3/31/2014 10-Q – 12

Notes to Consolidated Financial Statements

Due to Joint Venture Partners

This balance is primarily comprised of amounts due from consolidated joint ventures to our joint venture partners related to hotel operating expenses paid by hotel managers that are affiliates of our joint venture partners, which will be reimbursed.

Other Transactions with Affiliates

In January 2013, our board of directors and the board of directors of WPC approved unsecured loans to us of up to $50.0 million in the aggregate, at a rate equal to the rate at which WPC is able to borrow funds under its senior unsecured credit facility, for the purpose of facilitating acquisitions approved by our investment committee that we might not otherwise have sufficient available funds to complete. Any such loans may be made solely at the discretion of the management of WPC. Through the date of this Report, no such loans under this arrangement have been made pursuant to these approvals; however, WPC has provided similar loans to us in the past, all of which were repaid on or prior to their maturity dates.

Note 4. Net Investment in Hotels

Net investment in hotels is summarized as follows (in thousands):

	March 31, 2014	December 31, 2013
Buildings	$685,108	$685,108
Land	124,450	124,450
Furniture, fixtures and equipment	49,871	46,757
Building and site improvements	13,494	11,993
Construction in progress	1,939	3,374
Hotels, at cost	874,862	871,682
Less: Accumulated depreciation	(27,094)	(18,397)
Net investments in hotels	$847,768	$853,285

Asset Retirement Obligation

We have recorded an asset retirement obligation for the removal of asbestos and environmental waste in connection with one of our hotels. We estimated the fair value of the asset retirement obligation based on the estimated economic life of the hotel and the estimated removal costs. The liability was discounted using the weighted-average interest rate on the associated fixed-rate mortgage loan at the time the liability was incurred. At March 31, 2014 and December 31, 2013, asset retirement obligation was $0.5 million and $0.4 million, respectively, and is included in Accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

Pro Forma Financial Information

The following unaudited consolidated pro forma financial information presents our financial results as if the Consolidated Hotel investments that we completed during the three months ended March 31, 2013, and the new financings related to these acquisitions, had occurred on January 1, 2012. These transactions were accounted for as business combinations. The pro forma financial information is not necessarily indicative of what the actual results would have been had the acquisitions actually occurred on January 1, 2013, nor does it purport to represent the results of operations for future periods.

(Dollars in thousands, except per share amounts)

Three Months Ended March 31, 2013 (a)
Pro forma total revenues	$15,602
Pro forma net loss	(1,101)
Income from continuing operations attributable to noncontrolling interests	(75)
Pro forma loss from continuing operations attributable to CWI stockholders	$(1,176)
Pro forma loss per share:
Net loss attributable to CWI stockholders	$(0.05)
Pro forma weighted average shares (b)	22,913,347
___________

CWI 3/31/2014 10-Q – 13

Notes to Consolidated Financial Statements

(a)
Subsequent to the filing of our Form 10-Q for the period ended March 31, 2013, we identified three errors in the pro forma financial information presented in the footnotes to the financial statements. We evaluated the impact of the errors on the previously-filed financial statements and the pro forma disclosures and concluded that such amounts were immaterial to our Form 10-Q for the period ended March 31, 2013. The errors and revisions were related to our pro forma disclosures only and did not affect our consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive loss, consolidated statements of equity, or cash balances for any reporting periods. The pro forma financial information presented above reflects our revised pro forma results.

(b)
The pro forma weighted average shares outstanding were determined as if the number of shares issued in our initial public offering in order to raise the funds used for each acquisition were issued on January 1, 2012. All acquisition costs for our acquisitions completed during the three months ended March 31, 2013 are presented as if they were incurred on January 1, 2012.

Construction in Progress

At March 31, 2014 and December 31, 2013, construction in progress was $1.9 million and $3.4 million, recorded at cost, respectively, and related primarily to renovations at Holiday Inn Manhattan 6th Avenue Chelsea, Hampton Inn Frisco Legacy Park and Renaissance Chicago Downtown at March 31, 2014 and Courtyard Pittsburgh Shadyside and Hampton Inn Memphis Beale Street at December 31, 2013 (Note 10). We capitalize interest expense and certain other costs, such as property taxes, property insurance and employee costs, related to hotels undergoing major renovations. During both the three months ended March 31, 2014 and 2013, we capitalized $0.1 million of such costs in each period.

Note 5. Equity Investments in Real Estate

At March 31, 2014, together with unrelated third parties, we owned equity interests in two Unconsolidated Hotels. We do not control the ventures that own these hotels, but we exercise significant influence over them. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to the advisor that we incur and other-than-temporary impairment charges, if any).

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

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these ventures are affected by the timing and nature of distributions (in thousands):

	Ownership Interest at	Carrying Value at
Investment	March 31, 2014	March 31, 2014	December 31, 2013
Hyatt French Quarter Venture (a)	80%	$4,617	$4,395
Westin Atlanta Venture (b)	57%	10,274	10,520
		$14,891	$14,915
___________

(a)	We received cash distributions of $0.1 million during the three months ended March 31, 2014.

(b)	We received no cash distributions during the three months ended March 31, 2014.

CWI 3/31/2014 10-Q – 14

Notes to Consolidated Financial Statements

The following table sets forth our share of equity (loss) earnings from our Unconsolidated Hotels, which are based on the hypothetical liquidation at book value model as well as certain depreciation and amortization adjustments related to basis differentials from acquisitions of certain investments (in thousands):

	Three Months Ended March 31,
Venture	2014	2013
Long Beach Venture (a)	$—	$50
Hyatt French Quarter Venture	371	299
Westin Atlanta Venture	(246)	(217)
	$125	$132
___________

(a)	We sold our 49% interest in the Long Beach Venture in July 2013.

No other-than-temporary impairment charges were recognized during either the three months ended March 31, 2014 or 2013.

The following tables present combined summarized financial information of our equity method investment entities. Amounts provided are the total amounts attributable to the ventures since our respective dates of acquisition and do not represent our proportionate share (in thousands):

	March 31, 2014	December 31, 2013
Real estate, net	$88,948	$85,327
Other assets	10,011	9,524
Total assets	98,959	94,851
Debt	(66,488)	(64,871)
Other liabilities	(13,974)	(12,738)
Total liabilities	(80,462)	(77,609)
Members’ equity	$18,497	$17,242

	Three Months Ended March 31,
	2014	2013
Revenues	$8,607	$14,824
Expenses	(8,920)	(15,683)
Net loss attributable to equity method investments	$(313)	$(859)

Note 6. Intangible Assets

Intangible assets, net, are summarized as follows (in thousands):

		March 31, 2014			December 31, 2013
	Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Villa rental program	45	$31,700	$(308)	$31,392	$31,700	$(133)	$31,567
Hotel ground leases	10 – 92.5	9,446	(156)	9,290	9,446	(52)	9,394
Hotel parking garage lease	92.5	1,490	(11)	1,479	1,490	(7)	1,483
In-place leases	1 – 21	398	(94)	304	398	(47)	351
Total intangible assets, net		$43,034	$(569)	$42,465	$43,034	$(239)	$42,795

Net amortization of intangibles was $0.3 million and less than $0.1 million for the three months ended March 31, 2014 and 2013, respectively. Amortization of in-place lease intangibles and the villa rental program are included in Depreciation and amortization, and amortization of the hotel parking garage lease and hotel ground lease is included in Property taxes, insurance and rent in the consolidated statements of operations.

CWI 3/31/2014 10-Q – 15

Notes to Consolidated Financial Statements

Based on the intangible assets recorded at March 31, 2014, scheduled annual amortization of intangibles for the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter is as follows (in thousands):

Years Ending December 31,	Total
2014 (remainder)	$956
2015	1,223
2016	1,204
2017	1,162
2018	1,132
Thereafter	36,788
Total	$42,465

Note 7. Fair Value Measurements

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

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the three months ended March 31, 2014 and 2013. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated statements of operations.

Our non-recourse debt, which we have classified as Level 3, had a carrying value of $562.6 million and $563.1 million, and an estimated fair value of $565.3 million and $565.1 million, at March 31, 2014 and December 31, 2013, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both March 31, 2014 and December 31, 2013.

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

CWI 3/31/2014 10-Q – 16

Notes to Consolidated Financial Statements

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

The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
as Hedging Instruments	Balance Sheet Location	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Interest rate swaps	Other assets	$591	$664	$—	$—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(635)	(605)
		$591	$664	$(635)	$(605)

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated balance sheets. At both March 31, 2014 and December 31, 2013, no cash collateral had been posted nor received for any of our derivative positions.

During the three months ended March 31, 2014 and 2013, we recognized losses of $0.7 million and $0.2 million, respectively, in Other comprehensive loss on derivatives in connection with our interest rate swaps.

During the three months ended March 31, 2014 and 2013, we reclassified losses of $0.4 million and $0.1 million, respectively, from Other comprehensive loss on derivatives into interest expense in connection with our interest rate swaps.

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

CWI 3/31/2014 10-Q – 17

Notes to Consolidated Financial Statements

The interest rate swaps that we had outstanding on our Consolidated Hotel investments at March 31, 2014 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of	Notional	Fair Value at
Interest Rate Derivatives	Instruments	Amount	March 31, 2014
Interest rate swaps	5	$204,880	$(44)

Amounts reported in Other comprehensive loss related to interest rate swaps will be reclassified to interest expense as interest payments are made on our variable-rate debt. At March 31, 2014, we estimate that an additional $1.6 million, inclusive of amounts attributable to noncontrolling interests of $0.2 million, will be reclassified as interest expense during the next 12 months related to our interest rate swaps.

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At March 31, 2014, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $0.7 million at both March 31, 2014 and December 31, 2013, which included accrued interest and any adjustment for nonperformance risk. If we had breached any of these provisions at either March 31, 2014 or December 31, 2013, we could have been required to settle our obligations under these agreements at their aggregate termination value of $0.8 million and $0.7 million, respectively.

Portfolio Concentration Risk

At March 31, 2014, we were exposed to concentrations within the brands under which we operate our hotels and within the geographic areas in which we have invested to date. We operate in the domestic U.S. market only. For the three months ended March 31, 2014, 75.9% of our revenue was generated from eight hotels located in California, Florida, Illinois, New York and Tennessee. At March 31, 2014, 76.7% of our Net investments in hotels was comprised of those same eight hotels.

Note 9. Debt

The following table presents the non-recourse debt on our Consolidated Hotel investments (in thousands):

				Carrying Amount at
Consolidated Hotels	Interest Rate	Rate Type	Current Maturity Date	March 31, 2014	December 31, 2013
Hampton Inn Boston Braintree (a) (b) (c)	5.00%	Variable	5/2015	$9,603	$9,653
Lake Arrowhead Resort and Spa (d)	4.34%	Fixed	7/2015	17,888	17,865
Hawks Cay Resort (b) (c)	5.74%	Variable	11/2016	79,000	79,000
Courtyard Pittsburgh Shadyside (b) (c) (e)	4.09%	Variable	3/2017	20,750	20,750
Courtyard San Diego Mission Valley (b) (c)	4.60%	Variable	12/2017	50,960	51,230
Hilton Southeast Portfolio:
Hampton Inn Memphis Beale Street	4.07%	Fixed	3/2018	21,984	22,118
Hampton Inn Atlanta Downtown	4.12%	Fixed	3/2018	13,600	13,600
Hampton Inn Birmingham Colonnade	4.12%	Fixed	3/2018	9,400	9,400
Hampton Inn Frisco Legacy Park	4.12%	Fixed	3/2018	9,200	9,200
Hilton Garden Inn Baton Rouge Airport	4.12%	Fixed	3/2018	9,800	9,800
Fairmont Sonoma Mission Inn & Spa (c)	4.13%	Variable	7/2018	44,000	44,000
Hilton Garden Inn New Orleans French Quarter/CBD	5.30%	Fixed	7/2019	10,903	10,942
Hutton Hotel Nashville	5.25%	Fixed	7/2020	44,000	44,000
Renaissance Chicago Downtown	4.71%	Fixed	1/2021	90,000	90,000
Holiday Inn Manhattan 6th Ave Chelsea	4.49%	Fixed	6/2023	80,000	80,000
Marriott Raleigh City Center (f)	4.61%	Fixed	9/2038	51,500	51,500
				$562,588	$563,058
___________

CWI 3/31/2014 10-Q – 18

Notes to Consolidated Financial Statements

(a)	Total mortgage financing commitment is up to $9.8 million, with the difference between the commitment and the carrying amount available for renovation draws.

(b)
The mortgage loans secured by Hampton Inn Boston Braintree, Courtyard San Diego Mission Valley and Hawks Cay Resort each have two one-year extension options. The mortgage loan secured by Courtyard Pittsburgh Shadyside has a one-year extension option. All of the extensions are subject to certain conditions. The maturity dates in the table do not reflect extension options.

(c)
These mortgage loans have variable interest rates, which have effectively been converted to fixed rates through the use of interest rate swaps (Note 8). The interest rates presented for these mortgage loans reflect the rate in effect at March 31, 2014 through the use of an interest rate swap.

(d)
The loan agreement allows early settlement at any time prior to maturity upon 60 days notice with no penalty at a discounted amount comprised of a discounted payoff of $16.0 million and a lender participation payment of up to $2.0 million, provided there is no uncured event of default under the loan agreement or the cash management agreement. The non-discounted principal balance of the debt is $27.4 million.

(e)	Total mortgage financing commitment is up to $21.0 million, with the difference between the commitment and the carrying amount available for renovation draws.

(f)	The mortgage loan includes a call option by the lender, with the earliest repayment date being September 1, 2018.

Covenants

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

Pursuant to our mortgage loan agreements, our wholly-owned subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage ratios. At March 31, 2014, we were in compliance with the applicable covenants for each of our mortgage loans.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2014 (remainder)	$1,907
2015	31,142
2016	83,961
2017	73,763
2018	156,503
Thereafter through 2038	215,424
562,700
Fair market value adjustment (a)	(112)
Total	$562,588
___________

(a)
Represents the unamortized fair market value adjustment recorded as of March 31, 2014 in connection with the assumption of the Lake Arrowhead Resort and Spa mortgage loan as part of the acquisition in July 2012.

Note 10. Commitments and Contingencies

At March 31, 2014, we were not involved in any material litigation. Various claims and lawsuits may arise against us in the normal course of business, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position or results of operations.

As described in Note 3, we are liable for certain expenses of our public offerings, which are deducted from the gross proceeds of the offering. Through March 31, 2014, the advisor incurred organization and offering costs on our behalf related to our

CWI 3/31/2014 10-Q – 19

Notes to Consolidated Financial Statements

follow-on offering of approximately $1.8 million. However, at March 31, 2014, because of the 4% limitation described in Note 3, we were only obligated to pay $0.7 million of these costs, all of which was included in Due to affiliates in the consolidated balance sheets at March 31, 2014.

Renovation Commitments

Certain of our hotel franchise and loan agreements require us to make planned renovations to our hotels (Note 4). We do not currently expect to, and are not obligated to, fund any planned renovations on our Unconsolidated Hotels. We expect capital commitments with regard to our Consolidated Hotels to be funded through lender-held escrow accounts, except as otherwise noted. The following table summarizes our capital commitments at March 31, 2014 related to our Consolidated Hotels (in thousands):

	At March 31, 2014
	Capital Commitment	Less: Paid	Unpaid Commitment (a)	Less: Amount Held in Escrow	Unfunded Commitment
Hilton Southeast Portfolio:
Hampton Inn Birmingham Colonnade	$212	$(36)	$176	$(176)	$—
Hampton Inn Atlanta Downtown	175	(83)	92	(92)	—
Hampton Inn Memphis Beale Street	1,075	(897)	178	(178)	—
Hampton Inn Frisco Legacy Park	1,276	(304)	972	(972)	—
Hilton Garden Inn Baton Rouge Airport	457	(457)	—	—	—
Courtyard Pittsburgh Shadyside	1,950	(1,683)	267	(183)	84
Holiday Inn Manhattan 6th Ave Chelsea	2,519	(615)	1,904	(1,890)	14
Fairmont Sonoma Mission Inn & Spa	2,606	(1,800)	806	—	806
Marriott Raleigh City Center	2,500	(50)	2,450	(2,450)	—
Hawks Cay Resort	11,500	(117)	11,383	(9,514)	1,869
Renaissance Chicago Downtown	23,200	(385)	22,815	(19,366)	3,449
	$47,470	$(6,427)	$41,043	$(34,821)	$6,222
___________

(a)	Includes $0.7 million that was included in Accounts payable, accrued expenses and other liabilities at March 31, 2014.

Hilton Southeast Portfolio — As of the date of this Report, an estimated $3.2 million in total renovations are planned for these hotels, which are expected to be funded through lender-held escrow accounts and our cash accounts. These renovations, which were completed in late 2013 for Hilton Garden Inn Baton Rouge Airport and were materially completed by March 31, 2014 for Hampton Inn Birmingham Colonnade, Hampton Inn Memphis Beale Street, and Hampton Inn Atlanta Downtown, include refurbishments of the guestrooms and/or public spaces. The renovation of Hampton Inn Frisco Legacy Park is currently expected to be completed by the second quarter of 2014.

Courtyard Pittsburgh Shadyside — A $2.0 million renovation, which included the installation of Courtyard’s Bistro Lobby concept and a refurbishment of the guestrooms and public space, was substantially completed by March 31, 2014.

Holiday Inn Manhattan 6th Avenue Chelsea — As of the date of this Report, an estimated $2.5 million renovation is planned for the hotel. This renovation, which is currently anticipated to be completed by the second quarter of 2014, will primarily be focused on a refurbishment of the guestrooms.

Fairmont Sonoma Mission Inn & Spa — The resort is currently undergoing a renovation that commenced prior to our ownership. As of the date of this Report, we have committed $2.6 million to renovations that will be funded through our cash accounts, including $1.8 million to complete the refurbishment of guestrooms and public spaces, which was substantially completed by March 31, 2014, and $0.8 million to complete the renovation of the spa, which is currently anticipated to be completed in the second half of 2014.

Marriott Raleigh City Center — As of the date of this Report, an estimated $2.5 million renovation is planned for the hotel. This renovation, which is currently anticipated to be completed by the third quarter of 2014, will primarily be focused on improvements to public spaces.

CWI 3/31/2014 10-Q – 20

Notes to Consolidated Financial Statements

Hawks Cay Resort — As of the date of this Report, an estimated $11.5 million renovation is planned for the hotel and is expected to be funded through lender-held escrow accounts and cash accounts. This renovation, which is anticipated to be completed by the first quarter of 2015, will primarily be focused on comprehensive renovations to the guestrooms, restaurant and pool area. For this hotel, we are contractually obligated under the loan agreement to fund $8.8 million of this planned renovation.

Renaissance Chicago Downtown — As of the date of this Report, an estimated $23.2 million renovation is planned for the hotel and is expected to be funded through lender-held escrow accounts and cash accounts. This renovation, which is anticipated to be completed in the first quarter of 2015, will include comprehensive renovations to the guestrooms, lobby, entryway and meeting spaces. For this hotel, we are not obligated by the related hotel franchise agreement or the loan agreement to make this renovation.

Ground Lease Commitments

Renaissance Chicago Downtown — The hotel is subject to a long-term ground lease, which expires on June 30, 2087. The ground lease provides for rental payments consisting of base rent and percentage rent. Base rent increases 3% annually until lease expiration. In 2018, and at 10-year intervals thereafter, the base rent is reset to a percentage of the then market value of the land, as defined in the lease agreement. Percentage rent is 2% of gross room revenue, as defined in the lease agreement. As the lease provides for determinable increases in minimum lease payments over the term of the lease, ground rent expense accrues on a straight-line basis.

Marriott Raleigh City Center — The hotel is subject to a long-term ground lease, which expires on 1/22/2106. The lease provides for an annual base rent of less than $0.1 million, payable monthly. At the end of the lease term, we have the option to purchase the land for a purchase price equal to the fair market value, as defined by the lease agreement.

Scheduled future minimum ground lease payments during the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2014 (remainder)	$771
2015	1,052
2016	1,082
2017	1,112
2018	1,143
Thereafter through 2106	247,546
Total	$252,706

For the three months ended March 31, 2014, we recorded rent expense of $0.4 million, inclusive of percentage rents of $0.1 million, related to these ground leases, which are included in Property taxes, insurance and rent in the consolidated statements of operations. No such rent expense was recorded during the three months ended March 31, 2013.

Note 11. Subsequent Event

On April 1, 2014, we acquired a 100% interest in the Hyatt Place Austin Downtown for $87.0 million from White Lodging Services Corporation, or White Lodging, an unaffiliated third party, and obtained a non-recourse mortgage loan at closing of $56.5 million. We also paid acquisition fees of approximately $2.7 million. The 296-room select-service hotel is located in Austin, Texas. The hotel will continue to be managed by White Lodging. It is not practicable to disclose the preliminary purchase price allocation or consolidated pro forma financial information for this transaction given the short period of time between the acquisition date and the filing of this Report.

CWI 3/31/2014 10-Q – 21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MD&A is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our MD&A should be read in conjunction with our 2013 Annual Report.

Business Overview

As described in Item 1 of our 2013 Annual Report, we are a publicly owned, non-listed REIT formed for the purpose of acquiring, owning, disposing of and, through the advisor, managing and seeking to enhance the value of interests in lodging and lodging-related properties. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions to our stockholders and other factors. We conduct substantially all of our investment activities and own all of our assets through the Operating Partnership. We are a general partner and a limited partner of, and own a 99.985% capital interest in, the Operating Partnership. Carey Watermark Holdings, which is owned indirectly by WPC and Watermark Capital Partners, holds a special general partner interest of 0.015% in the Operating Partnership. At March 31, 2014, we held ownership interests in 18 hotels, with a total of 3,967 rooms (Note 1), as compared to our ownership interests in 14 hotels, with a total of 2,515 rooms, at March 31, 2013.

Our results of operations were significantly impacted by hotel renovations during both the three months ended March 31, 2014 and 2013, as well as acquisition-related expenses incurred during the three months ended March 31, 2013. Six of our Consolidated Hotels and one of our Unconsolidated Hotels were undergoing renovations during the three months ended March 31, 2014 and two of our Consolidated Hotels were undergoing renovations during three months ended March 31, 2013. These renovations disrupted hotel operations and took rooms out of service, negatively impacting our operating results during the renovation periods.

We use other information that may not be financial in nature, including statistical information, to evaluate the operating performance of our business, including occupancy rate, average daily rate, or ADR, and revenue per available room, or RevPAR. Occupancy rate, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as room revenue divided by occupied rooms, is an important statistic for monitoring operating performance at our hotels.

Significant Developments

Follow-on Public Offering

We commenced a follow-on public offering of up to an additional $350.0 million of our common stock and an additional $300.0 million in shares of common stock through our DRIP on December 20, 2013. We began selling shares in our follow-on offering in January 2014 and have raised $55.5 million through April 30, 2014.

Distributions

Our first quarter 2014 declared daily distribution was $0.0015277 per share, payable in cash, which equated to $0.5500 per share on an annualized basis and was paid on April 15, 2014 to stockholders of record on each day during the first quarter.

Our second quarter 2014 declared daily distribution is $0.0015109 per share, payable in cash, which equates to $0.5500 per share on an annualized basis and will be paid on or about July 15, 2014 to stockholders of record on each day during the second quarter.

CWI 3/31/2014 10-Q – 22

Financial and Operating Highlights

(Dollars in thousands, except ADR and RevPAR)

	Three Months Ended March 31,
	2014	2013
Revenue	$59,685	$11,299
Acquisition-related expenses	379	5,392
Net loss attributable to CWI stockholders	(8,574)	(6,943)

Cash distributions paid	9,309	1,715

Net cash provided by (used in) operating activities	203	(2,924)
Net cash used in investing activities	(11,539)	(125,229)
Net cash provided by financing activities	8,820	144,619

Supplemental financial measures: (a)
FFO	(412)	(4,525)
MFFO	225	838

Combined Portfolio Data: (b)
Occupancy	70.8%	67.1%
ADR	$151.01	$136.97
RevPAR	$106.95	$91.90
___________

(a)
We consider the performance metrics listed above, including funds from (used in) operations, or FFO, and modified funds from operations, or MFFO, which are supplemental measures that are not defined by GAAP, or non-GAAP, to be important measures in the evaluation of our results of operations, liquidity, and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. See Supplemental Financial Measures below for our definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

(b)	Represents portfolio data for our Consolidated Hotels.

For the three months ended March 31, 2014, we recognized net loss attributable to CWI stockholders of $8.6 million as compared to net loss of $6.9 million for the prior year period. At March 31, 2014, we owned 16 Consolidated Hotels as compared to ten Consolidated Hotels at March 31, 2013, of which six were acquired during the first quarter of 2013. Accordingly, the comparison of our results quarter over quarter are influenced by both the number and size of the hotels consolidated in each of the respective periods. Additionally, our results for the three months ended March 31, 2014 reflect the impact of severe weather conditions, which negatively affected our operating results. Our results for 2013 primarily reflect acquisition-related expenses of $5.4 million, and to a lesser extent, the impact of renovation activity.

Current Trends

Lodging Fundamentals

Smith Travel Research, Inc., a leading provider of hospitality industry data, reported that the U.S. hotel industry’s three key performance metrics increased in the three months ended March 31, 2014. In year-over-year measurements, the industry’s occupancy increased from 57.7% to 59.2%, ADR rose 3.8% from $108.31 to $112.45, and RevPAR increased by 6.6% from $62.47 to $66.59. Despite continuing global economic concerns as of the date of this Report, hotel operators and industry analysts maintain that the key hotel industry performance indicators remain favorable.

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

CWI 3/31/2014 10-Q – 23

Investor Capital Inflows

According to Robert A. Stanger & Co., Inc., an independent consultant and service provider to the real estate industry, investor capital inflows for non-listed REITs overall improved 7.2% during the three months ended March 31, 2014 as compared to the same period in 2013.

During the three months ended March 31, 2014, we raised gross offering proceeds related to our follow-on offering of $17.6 million. While the registration statement for our follow-on offering became effective on December 20, 2013, we did not commence fundraising until late January 2014.

Results of Operations

We began making investments in 2011 and as such have a limited operating history. We are dependent upon the remaining proceeds received from our initial public offering, as well as proceeds raised from our follow-on offering, to conduct our acquisition activities. We invest in hotels that may require significant renovations. During the renovation period, hotel operations are disrupted, negatively impacting our results of operations. For each acquisition, we also incur acquisition-related costs and fees that impact our results of operations. We utilize the capital from our offering proceeds and mortgage indebtedness to fund our acquisitions.

The following table presents the comparative results of operations (in thousands):

	Three Months Ended March 31,
	2014	2013	Change
Hotel Revenues	$59,685	$11,299	$48,386

Hotel Expenses	56,634	9,737	46,897

Other Operating Expenses
Acquisition-related expenses	379	5,392	(5,013)
Corporate general and administrative expenses	1,642	970	672
Asset management fees to affiliate and other	1,417	390	1,027
Management expenses	1,165	247	918
	4,603	6,999	(2,396)

Operating Loss	(1,552)	(5,437)	3,885

Other Income and (Expenses)
Interest expense	(6,953)	(1,501)	(5,452)
Net income from equity investments in real estate	125	132	(7)
Other income	11	—	11
	(6,817)	(1,369)	(5,448)

Loss from Operations Before Income Taxes	(8,369)	(6,806)	(1,563)
Provision for income taxes	(417)	(47)	(370)
Net Loss	(8,786)	(6,853)	(1,933)
Loss (income) attributable to noncontrolling interests	212	(90)	302
Net Loss Attributable to CWI Stockholders	$(8,574)	$(6,943)	$(1,631)

CWI 3/31/2014 10-Q – 24

The following table sets forth the average occupancy rate, ADR and RevPAR from each of our Consolidated Hotels for the three months ended March 31, 2014 and 2013, as well as the status of any planned renovations (Note 10). In the year of acquisition, this information represents data from their respective acquisition dates through quarter end.

Same store hotels are those we acquired prior to January 1, 2013 and recently acquired hotels are those that we acquired subsequent to December 31, 2012.

		Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
Consolidated Hotels	Acquisition Date	Occupancy Rate	ADR	RevPAR	Occupancy Rate	ADR	RevPAR	Renovation Status at March 31, 2014 (a)
Same Store Hotels:
Hampton Inn Boston Braintree (b)	5/31/2012	61.9%	$125.44	$77.64	42.9%	$124.47	$53.43	Completed
Hilton Garden Inn New Orleans French Quarter/ CBD	6/8/2012	84.9%	175.79	149.16	81.6%	170.88	139.51	Completed
Lake Arrowhead Resort and Spa (b)	7/9/2012	35.3%	177.44	62.68	25.0%	181.40	45.36	Completed
Courtyard San Diego Mission Valley	12/6/2012	89.4%	115.02	102.86	83.6%	120.87	101.10	None planned
Recently Acquired Hotels:
Hampton Inn Memphis Beale Street (c) (d)	2/14/2013	75.4%	169.97	128.12	85.2%	163.13	139.02	Completed
Hampton Inn Atlanta Downtown (d)	2/14/2013	73.3%	146.46	107.39	71.0%	137.92	97.96	Completed
Hampton Inn Birmingham Colonnade (d)	2/14/2013	62.3%	98.29	61.21	70.7%	104.10	73.61	Completed
Hampton Inn Frisco Legacy Park (c) (d)	2/14/2013	72.5%	115.48	83.72	69.7%	111.32	77.58	In process
Hilton Garden Inn Baton Rouge Airport (d)	2/14/2013	75.5%	104.43	78.89	70.7%	117.70	83.16	Completed
Courtyard Pittsburgh Shadyside (c) (d)	3/12/2013	43.8%	151.20	66.23	69.4%	155.65	108.07	Substantially completed
Hutton Hotel Nashville	5/29/2013	79.8%	199.40	159.12	N/A	N/A	N/A	None planned
Holiday Inn Manhattan 6th Avenue Chelsea	6/6/2013	86.0%	150.52	129.43	N/A	N/A	N/A	Planned future
Fairmont Sonoma Mission Inn & Spa	7/10/2013	68.1%	236.16	160.77	N/A	N/A	N/A	In progress
Marriott Raleigh City Center	8/13/2013	75.1%	145.85	109.53	N/A	N/A	N/A	Planned future
Hawks Cay Resort	10/23/2013	74.1%	120.04	88.96	N/A	N/A	N/A	Planned future
Renaissance Chicago Downtown	12/20/2013	59.7%	168.44	100.62	N/A	N/A	N/A	In progress
Consolidated Hotels		70.8%	$151.01	$106.95	67.1%	$136.97	$91.90
___________

(a)
Our renovation activity is discussed in Note 10. During the period of renovation, the hotel generally experiences room nights out of service as a result of room renovations or canceled reservations, lost spa revenue (where applicable) and/or guest concessions as a result of significant disruption from the renovation of public space.

(b)	The hotel experienced significant renovation-related disruption during a portion of the three months ended March 31, 2013.

(c)	The hotel experienced significant renovation-related disruption during a portion of the three months ended March 31, 2014.

(d)
For the three months ended March 31, 2013, this information represents data from the hotel’s respective acquisition date through the end of the quarter, therefore results are not comparable to the current year period, which presents data for an entire quarter.

CWI 3/31/2014 10-Q – 25

Hotel Revenues

For the three months ended March 31, 2014 as compared to the same period in 2013, hotel revenues increased by $48.4 million.

Same store hotel revenues totaled $9.0 million for the three months ended March 31, 2014 as compared to $8.0 million for the comparable prior year period. The increase in revenues of $1.0 million is largely attributable to the completion of planned renovations at Hampton Inn Boston Braintree and Lake Arrowhead Resort and Spa between the two periods. These hotels experienced significant renovation related disruption during the prior year period, which negatively impacted their results in that period.

Recently acquired hotel revenues totaled $50.7 million for the three months ended March 31, 2014 as compared to $3.3 million during the comparable prior year period. We acquired six hotels during the first quarter of 2013 and six hotels throughout the remainder of 2013. We did not acquire any hotels during the first quarter of 2014. As illustrated by the acquisition dates listed in the table above, these results are not comparable year over year because of hotel acquisitions in 2013.

Hotel Expenses

For the three months ended March 31, 2014 as compared to the same period in 2013, our Consolidated Hotels incurred aggregate hotel operating expenses of $56.6 million and $9.7 million, respectively, representing 94.9% and 86.2% of hotel revenues, respectively. The increase in hotel expenses as a percentage of hotel revenue is primarily a result of the change in revenue mix from the addition of six full-service hotels in 2013, which generally have higher hotel expenses than select-service hotels. Accordingly, food and beverage expense as a percentage of hotel revenue increased from 9.8% to 17.0%.

Hotel expenses attributable to our same store hotels were $8.2 million for the three months ended March 31, 2014 as compared to $7.2 million for the three months ended March 31, 2013. Hotel expenses attributable to our recently acquired hotels were $48.4 million for the three months ended March 31, 2014 as compared to $2.5 million for the three months ended March 31, 2013. As illustrated by the acquisition dates listed in the table above, these results are not comparable year over year because of hotel acquisitions in 2013.

Acquisition-Related Expenses

We immediately expense acquisition-related costs and fees associated with acquisitions of our Consolidated Hotels that are accounted for as business combinations.

For the three months ended March 31, 2014 as compared to the same period in 2013, acquisition-related expenses decreased by $5.0 million. During the three months ended March 31, 2014, no acquisitions were consummated, as compared to the acquisitions of six hotels during the three months ended March 31, 2013. Although no acquisitions were completed during the first quarter of 2014, certain transaction costs were incurred related to potential acquisitions and the acquisition completed on April 1, 2014 (Note 11).

Corporate General and Administrative Expenses

For the three months ended March 31, 2014 as compared to the same period in 2013, corporate general and administrative expenses increased by $0.7 million to $1.6 million, primarily due to an increase in professional fees of $0.4 million, as well as an increase in state franchise tax and excise fees of $0.2 million related to Consolidated Hotels acquired during 2013. Professional fees, which include legal, accounting and investor-related expenses incurred in the normal course of business, increased primarily as a result of an increase in the size of our hotel portfolio in the current period over the prior period.

Asset Management Fees to Affiliate and Other

Asset management fees to affiliate and other primarily represent fees paid to the advisor. We pay the advisor an annual asset management fee equal to 0.50% of the aggregate Average Market Value of our Investments, both as defined in our advisory agreement with our advisor (Note 3).

For the three months ended March 31, 2014 as compared to the same period in 2013, asset management fees to affiliate and other increased by $1.0 million, which reflects our acquisition activity during the year ended December 31, 2013.

CWI 3/31/2014 10-Q – 26

Management Expenses

Management expenses during the three months ended March 31, 2014 and 2013 primarily include reimbursements of allocated costs for personnel of the subadvisor related to the management of the hotels, as well as certain administrative duties. Allocated costs also include reimbursement of compensation expenses related to Mr. Medzigian, our chief executive officer, during the term of the subadvisory agreement, subject to the approval of our board of directors. Additionally, commencing in the first quarter of 2014, management expenses include our portion of costs allocated by the advisor for personnel and overhead in providing management of our day-to-day operations, including accounting services, stockholder services, corporate management, property management and operations, pursuant to the advisory agreement (Note 3).

For the three months ended March 31, 2014 as compared to the same period in 2013, management expenses increased by $0.9 million primarily as a result of our portion of costs allocated by the advisor for personnel and overhead totaling $0.8 million. Prior to the first quarter of 2014, such expenses had not been allocated to us by the advisor.

Operating Loss

For the three months ended March 31, 2014, operating loss was $1.6 million as compared to a loss of $5.4 million for the prior year period. The comparison of our results quarter over quarter are influenced by both the number and size of the hotels consolidated in each of the respective periods. Additionally, our results for the three months ended March 31, 2014 reflect the impact of severe weather conditions, which negatively affected our operating results.

Operating loss for the three months ended March 31, 2013 was primarily driven by acquisition-related expenses of $5.4 million.

Interest Expense

For the three months ended March 31, 2014 as compared to the same period in 2013, interest expense increased by $5.5 million, primarily as a result of mortgage financing obtained in connection with our acquisitions of Consolidated Hotels during the year ended December 31, 2013.

Net Income from Equity Investments in Real Estate

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

The following table sets forth our share of equity earnings (loss) from our Unconsolidated Hotels as well as certain amortization adjustments as a result of basis differentials from acquisitions of, or loan refinancings related to, Unconsolidated Hotels.

(in thousands)

		Three Months Ended March 31,
Venture	Acquisition Date	2014	2013
Long Beach Venture (a)	May 5, 2011	$—	$50
Hyatt French Quarter Venture	September 6, 2011	371	299
Westin Atlanta Venture	October 3, 2012	(246)	(217)
		$125	$132
___________

(a)	We sold our interest in this venture in July 2013.

CWI 3/31/2014 10-Q – 27

Net Loss (Income) Attributable to Noncontrolling Interests

Net loss (income) attributable to noncontrolling interests reflects our venture partners’ share of losses based on the hypothetical liquidation at book value model (Note 5), partially offset by the Available Cash Distribution made by the Operating Partnership to the advisor during the three months ended March 31, 2014 (Note 3).

For the three months ended March 31, 2014, aggregate loss attributable to noncontrolling interests was $0.2 million (Note 4). This was comprised of our venture partner’s share of losses related to the Fairmont Sonoma Mission Inn & Spa of $1.2 million, partially offset by the Available Cash Distribution of $0.9 million (Note 3) and our venture partner’s shares of income related to the Hilton Garden Inn New Orleans French Quarter/CBD venture of less than $0.1 million.

For the three months ended March 31, 2013, income attributable to noncontrolling interests totaled $0.1 million, reflecting our venture partner’s shares of income related to the Hilton Garden Inn New Orleans French Quarter/CBD venture. No Available Cash Distribution was made during the three months ended March 31, 2013.

Net Loss Attributable to CWI Stockholders

For the three months ended March 31, 2014 as compared to the same period in 2013, the resulting net loss attributable to CWI stockholders increased by $1.6 million.

Modified Funds from Operations

MFFO is a non-GAAP measure we use to evaluate our business. For a definition of MFFO and a reconciliation to net income attributable to CWI stockholders, see Supplemental Financial Measures below.

For the three months ended March 31, 2014 as compared to the same period in 2013, MFFO decreased by $0.6 million, principally reflecting an increase in corporate-level expenses, partially offset by an increase in income attributed to hotel operations in the current year period compared to the same period in 2013.

Financial Condition

Our initial public offering terminated on September 15, 2013 and we commenced our follow-on offering on December 20, 2013. We expect to use uninvested capital raised from our initial public offering and follow-on offering to acquire hotels and to own and manage our expanded hotel portfolio as well as seek to enhance the value of our interests in lodging and lodging-related properties.

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

As a REIT, we are permitted to own lodging properties but are prohibited from operating these properties. In order to comply with applicable REIT qualification rules, we enter into leases for each of our lodging properties with our wholly-owned taxable REIT subsidiaries, collectively, the TRS Lessees. The TRS Lessees in turn contract with independent hotel management companies that manage day-to-day operations of our hotels under the oversight of the subadvisor.

Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements generally through existing cash and escrow balances and cash flow generated from our hotels, if any. We may use short-term borrowings from the advisor or its affiliates to fund acquisitions, at the advisor’s discretion, as described below in Cash Resources. We expect that cash flow from operations will be negatively impacted in the period of acquisition by several factors, primarily acquisition-related costs, renovation disruption and other administrative costs related to our regulatory reporting requirements specific to each acquisition. Once our funds are fully invested and any renovations are completed, we believe that our hotels will generate positive cash flow. However, until our offering proceeds are fully invested and any renovations have been completed, it may be necessary to use uninvested proceeds from our initial public offering and follow-on offering to fund a portion of our operating activities, as well as to fund

CWI 3/31/2014 10-Q – 28

distributions. Over time, we expect to meet our long-term liquidity requirements, including funding additional hotel property acquisitions, through cash on hand and long-term secured and unsecured borrowings.

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

Sources and Uses of Cash During the Period

We expect to use the cash flow generated from hotel operations to meet our normal recurring operating expenses and service debt. Our cash flows fluctuate from period to period due to a number of factors, which may include, among other things, the financial and operating performance of our hotels, the timing of purchases of hotels, the timing and characterization of distributions from equity method investments in hotels and seasonality in the demand for our hotels. Also, many hotels we invest in require renovations. During periods of renovation, the hotel may experience disruptions, possibly resulting in reduced revenue and operating income. Despite these fluctuations, we believe that, as we continue to invest the remaining proceeds of our initial public offering and the proceeds from our follow-on offering, we will generate sufficient cash from operations and from our equity method investments to meet our normal recurring short-term and long-term liquidity needs. However, through the date of this Report, our investments have not generated sufficient cash flow from operations to meet our short-term liquidity needs, which we expect to continue until we have fully invested the remaining proceeds of our initial public offering and the proceeds from our follow-on offering and any renovations at our hotels have been completed. Therefore, we expect to use existing cash resources, as described below in Cash Resources, and the issuance of securities in our follow-on offering to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities

During the three months ended March 31, 2014, net cash provided by operating activities was $0.2 million as compared to net cash used in operations of $2.9 million for 2013. Net cash inflow during the three months ended March 31, 2014 primarily resulted from net cash flow from hotel operations due to our investment activity during 2013. While we benefited from hotels acquired subsequent to the first quarter of 2013 that generated net cash inflows, this was partially offset by the negative impact of severe weather conditions. Net cash outflows during the three months ended March 31, 2013 primarily resulted from acquisition-related expenses that we incurred and the impact of renovation-related disruptions on hotel operating results during the period.

Investing Activities

During the three months ended March 31, 2014, we funded $8.2 million of deposits for potential future hotel investments and $5.0 million of capital expenditures for our Consolidated Hotels. Funds totaling $12.4 million and $13.9 million were placed in and released from lender-held escrow accounts, respectively, for renovations, property taxes and insurance.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2014 was $8.8 million, primarily as a result of raising funds through the issuance of shares of our common stock in our follow-on offering totaling $20.3 million, net of issuance costs. This inflow was partially offset by cash distributions paid to stockholders of $9.3 million, which were comprised of cash distributions of $3.7 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $5.6 million, and distributions to noncontrolling interests totaling $0.9 million, comprised entirely of the Available Cash Distribution by the Operating Partnership (Note 3).

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. From inception through March 31, 2014, we declared distributions, excluding distributions paid in shares of our common stock, to stockholders totaling $36.7 million, which were comprised of cash distributions of $15.0 million and $21.7 million reinvested by stockholders in shares of our common stock pursuant to our DRIP. We have determined that FFO, a non-GAAP metric, is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. To date, we have not yet generated sufficient FFO to fund all our distributions; therefore, we funded substantially all of our

CWI 3/31/2014 10-Q – 29

cash distributions through March 31, 2014 from the proceeds of our initial public offering and follow-on offering, with a portion being funded from FFO.

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. We limit the number of shares we may redeem so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed a maximum of 5% of our total shares outstanding as of the last day of the immediately preceding quarter. In addition, our ability to effect redemptions will be subject to our having available cash to do so. During the fourth quarter of 2013, we received requests to redeem 39,733 shares of our common stock pursuant to our redemption plan. In December 2013, our board of directors approved a deferral to January 2014 of redemptions that would have otherwise occurred during December 2013 in order to correspond with our follow-on offering and the establishment of our offering price; therefore, these requests were satisfied in January 2014. Additionally, during the three months ended March 31, 2014, we received requests to redeem 21,022 shares of our common stock pursuant to our redemption plan, that were redeemed during the first quarter of 2014. We redeemed all of these requests at an average price per share of $9.67 in accordance with the terms of that plan. We funded share redemptions during the three months ended March 31, 2014 from the proceeds of the sale of shares of our common stock pursuant to our DRIP.

Summary of Financing

The table below summarizes our non-recourse debt (dollars in thousands):

	March 31, 2014	December 31, 2013
Carrying Value
Fixed rate	$358,274	$358,424
Variable rate	204,314	204,634
Total	$562,588	$563,058
Percent of Total Debt
Fixed rate	64%	64%
Variable rate	36%	36%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.6%	4.6%
Variable rate (a)	4.9%	4.9%
___________

(a)
At March 31, 2014, all of our variable-rate debt was effectively converted to fixed-rate debt through interest rate swap derivative instruments, which is reflected in the weighted-average interest rate.

Cash Resources

At March 31, 2014, our cash resources consisted of cash totaling $106.9 million, of which $18.8 million was designated as hotel operating cash. Our cash resources may be used to fund future investments and can be used for working capital needs, debt service and other commitments, such as renovation commitments as noted below.

In January 2013, our board of directors and the board of directors of WPC approved loans to us of up to $50.0 million in the aggregate, at a rate equal to the rate at which WPC is able to borrow funds under its senior unsecured credit facility for the purpose of facilitating acquisitions approved by our investment committee that we might not otherwise have sufficient available funds to complete. Any such loans may be made solely at the discretion of the management of WPC. Through the date of this Report, no such loans under this arrangement have been made pursuant to these approvals; however, WPC has provided similar loans to us in the past, all of which were repaid on or prior to their maturity dates.

Cash Requirements

During the next 12 months, we expect that our cash payments will include acquiring new investments, paying distributions to our stockholders, making scheduled debt payments, reimbursing the advisor for costs incurred on our behalf, fulfilling our intended renovation commitments (Note 10) and paying normal recurring operating expenses. As described above, we expect to

CWI 3/31/2014 10-Q – 30

fund this activity through cash on hand, any cash flow generated from our hotels, funds raised from our follow-on offering, or, for acquisitions, through short-term borrowings from the advisor or its affiliates.

The mortgage loans for our Consolidated Hotels have no lump-sum or “balloon” payments due until the second quarter of 2015; however, $28.9 million of scheduled debt payments and interest on such borrowings are due during the next 12 months. In addition, during the next 12 months, we have committed to renovations aggregating $15.6 million at our Consolidated Hotels, which will be funded through amounts held in escrow accounts and our existing cash resources.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations at March 31, 2014 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — Principal (a)	$562,700	$2,656	$135,873	$209,711	$214,460
Interest on borrowings (b)	131,705	26,266	49,546	31,267	24,626
Capital commitments (c)	15,645	15,645	—	—	—
Operating and other lease commitments (d)	255,002	1,367	2,821	2,942	247,872
Asset retirement obligations, net (e)	463	—	—	—	463
Due to related party (f)	1,847	1,847	—	—	—
	$967,362	$47,781	$188,240	$243,920	$487,421
___________

(a)	Excludes unamortized discount of $0.1 million.

(b)	For variable-rate debt, interest on borrowings is calculated using the swapped interest rate.

(c)	Capital commitments represent our remaining contractual renovation commitments at our Consolidated Hotels.

(d)
Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future rents payable pursuant to the advisory agreement for the purpose of leasing office space used for the administration of real estate entities.

(e)	Represents the future amounts of obligations estimated for the removal of asbestos and environmental waste in connection with one of our acquisitions upon the retirement or sale of the asset.

(f)
Represents amounts advanced by the advisor for organization and offering costs subject to a limitation of 4% of offering proceeds under the advisory agreement. At March 31, 2014, as a result of the 4% limitation, we were obligated to pay the advisor $0.7 million of the cost shown (Note 3).

Supplemental Financial Measures

In the real estate industry, analysts and investors employ certain non-GAAP supplemental financial measures in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we use FFO and MFFO, supplemental non-GAAP measures, which are uniquely defined by our management. We believe that these measures are useful to investors to consider because it may assist them to better understand and measure the performance of our business over time and against similar companies. A description of FFO and MFFO and reconciliations of FFO and MFFO to the most directly comparable GAAP measures are provided below.

CWI 3/31/2014 10-Q – 31

FFO and MFFO

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, or NAREIT, has promulgated a measure known as FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to nor a substitute for net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, impairment charges on real estate and depreciation and amortization; and after adjustments for unconsolidated partnerships and jointly-owned investments. Adjustments for unconsolidated partnerships and jointly-owned investments are calculated to reflect FFO. However, NAREIT’s definition of FFO does not distinguish between the conventional method of equity accounting and the hypothetical liquidation at book value method of accounting for unconsolidated partnerships and jointly-owned investments.

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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. We intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets or another similar transaction) not later than six years following the termination of the initial public offering, which occurred on September 15, 2013. Thus, we do not intend to continuously purchase assets and intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, or IPA, an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the

CWI 3/31/2014 10-Q – 32

capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and once essentially all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and most of our acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

We define MFFO consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: MFFO, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; accretion of discounts and amortization of premiums on debt investments; where applicable, payments of loan principal made by our equity investees accounted for under the hypothetical liquidation model where such payments reduce our income from equity investments in real estate, nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for Consolidated and Unconsolidated Hotels, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate and hedge risk, we retain an outside consultant to review all our hedging agreements. In as much as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such infrequent gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.

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

CWI 3/31/2014 10-Q – 33

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

FFO and MFFO were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Net loss attributable to CWI stockholders	$(8,574)	$(6,943)
Adjustments:
Depreciation and amortization of real property	9,065	1,801
Proportionate share of adjustments for partially-owned entities — FFO adjustments	(903)	617
FFO — as defined by NAREIT	(412)	(4,525)
Acquisition expenses (a)	379	5,392
Other depreciation, amortization and non-cash charges	19	26
Straight-line and other rent adjustments	603	—
Proportionate share of adjustments for partially-owned entities — MFFO adjustments	(364)	(55)
Total adjustments	637	5,363
MFFO	$225	$838
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

CWI 3/31/2014 10-Q – 34

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

As described in Note 8, we are exposed to geographic concentrations. In addition we are exposed to concentrations within the brands under which we operate our hotels.

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

At March 31, 2014, we estimated that the net fair value of our interest rate swaps, which are included in Other assets and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, were in a net liability position of less than $0.1 million (Note 8).

At March 31, 2014, all of our long-term debt either bore interest at fixed rates or was swapped to a fixed rate. The annual interest rates on our fixed-rate debt at March 31, 2014 ranged from 4.1% to 5.3%. The contractual annual interest rates on our variable-rate debt at March 31, 2014 ranged from 4.1% to 5.7%. Our debt obligations are more fully described under Financial Condition – Summary of Financing in Item 2 above. The following table presents principal cash outflows for our Consolidated Hotels for the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter based upon expected maturity dates of our debt obligations outstanding at March 31, 2014 (in thousands):

	2014 (Remainder)	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed-rate debt	$1,217	$20,309	$3,261	$5,013	$113,163	$215,423	$358,386	$359,304
Variable-rate debt	$690	$10,833	$80,700	$68,750	$43,341	$—	$204,314	$205,956

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt, excluding the impact of the interest rate swaps, at March 31, 2014 by an aggregate increase of $23.1 million or an aggregate decrease of $23.8 million, respectively.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of

CWI 3/31/2014 10-Q – 35

controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2014 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CWI 3/31/2014 10-Q – 36

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2014, we issued 133,855 shares of common stock to the advisor as consideration for asset management fees at $10.00 per share, which represents our offering price. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

Use of Offering Proceeds

We intend to use the remaining net proceeds of our initial public offering and the net proceeds from our follow-on offering to acquire hotels and to own and manage our expanded hotel portfolio and fund distributions to our stockholders. The use of proceeds from our initial public offering of common stock, which commenced in March 2011 pursuant to a registration statement (File No. 333-149899) that was declared effective in September 2010 and terminated on September 15, 2013, was as follows at March 31, 2014 (in thousands, except share amounts):

Shares registered	100,000,000
Aggregate price of offering amount registered	$1,000,000
Shares sold (a)	57,807,396

Aggregated offering price of amount sold	$575,810
Direct or indirect payments to the advisor including directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(47,651)
Direct or indirect payments to broker-dealers	(17,283)
Net offering proceeds to the issuer after deducting expenses	510,876
Purchases of real estate related assets, net of financings	(363,791)
Cash distributions paid to stockholders	(27,218)
Repayment of mortgage financing	(3,304)
Working capital	1,668
Acquisition costs expensed	(33,367)
Proceeds from sale of equity investment	21,993
Temporary investments in cash	$106,857
___________

(a)	Excludes shares issued to affiliates, including our advisor, and shares issued pursuant to our DRIP.

CWI 3/31/2014 10-Q – 37

Issuer Purchases of Equity Securities

During the three months ended March 31, 2014, we redeemed 21,022 shares of our common stock to satisfy requests received during the first quarter of 2014 pursuant to our redemption plan. Additionally, during the fourth quarter of 2013, we received requests to redeem 39,733 shares of our common stock pursuant to our redemption plan, which were satisfied in January 2014 as a result of a deferral approved by our board of directors in December 2013 in order to correspond with our follow-on offering and the establishment of our offering price.

2014 Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January	39,733	$9.69	N/A	N/A
February	—	—	N/A	N/A
March	21,022	9.62	N/A	N/A
Total	60,755
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

CWI 3/31/2014 10-Q – 38

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Carey Watermark Investors Incorporated’s Quarterly Report on Form 10-Q for the quarter ended at March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statements of Equity for the three months ended March 31, 2014 and the year ended December 31, 2013, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CWI 3/31/2014 10-Q – 39

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors Incorporated
Date:	May 14, 2014
		By:	/s/ Catherine D. Rice
Catherine D. Rice
Chief Financial Officer
(Principal Financial Officer)

Date:	May 14, 2014
		By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Accounting Officer
(Principal Accounting Officer)

CWI 3/31/2014 10-Q – 40

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Carey Watermark Investors Incorporated’s Quarterly Report on Form 10-Q for the quarter ended at March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statements of Equity for the three months ended March 31, 2014 and the year ended December 31, 2013, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.
Filed herewith