Form 10-Q
period 2014-06-30
Carey Watermark Investors Inc
filed 2014-08-12
CIK 1430259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Registrant has 84,234,477 shares of common stock, $0.001 par value, outstanding at July 31, 2014.

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

CWI 6/30/2014 10-Q – 1

PART I
Item 1. Financial Statements.

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
Assets
Investments in real estate:
Hotels, at cost	$1,301,366	$871,682
Accumulated depreciation	(37,460)	(18,397)
Net investments in hotels	1,263,906	853,285
Equity investments in real estate	14,776	14,915
Net investments in real estate	1,278,682	868,200
Cash	52,488	109,373
Intangible assets, net	42,145	42,795
Due from related parties and affiliates	—	12
Accounts receivable	14,799	8,332
Restricted cash	49,716	42,151
Other assets	20,756	12,505
Total assets	$1,458,586	$1,083,368
Liabilities and Equity
Liabilities:
Non-recourse debt	$828,708	$563,058
Note payable to affiliate	11,000	—
Accounts payable, accrued expenses and other liabilities	49,947	31,491
Due to related parties and affiliates	4,814	5,225
Distributions payable	10,433	9,309
Total liabilities	904,902	609,083
Commitments and contingencies (Note 10)
Equity:
CWI stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized; 80,543,744 and 67,759,026 shares issued, respectively; and 80,364,082 and 67,703,835 shares outstanding, respectively	81	68
Additional paid-in capital	640,471	525,000
Distributions and accumulated losses	(103,429)	(62,868)
Accumulated other comprehensive loss	(744)	(136)
Less: treasury stock at cost, 179,662 and 55,191 shares, respectively	(1,720)	(525)
Total Carey Watermark Investors Incorporated stockholders’ equity	534,659	461,539
Noncontrolling interests	19,025	12,746
Total equity	553,684	474,285
Total liabilities and equity	$1,458,586	$1,083,368

See Notes to Consolidated Financial Statements.

CWI 6/30/2014 10-Q – 2

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Hotel Revenues
Rooms	$62,354	$17,084	$102,570	$26,185
Food and beverage	16,758	2,560	29,962	3,884
Other hotel income	7,745	1,371	14,010	2,245
Total Hotel Revenues	86,857	21,015	146,542	32,314
Operating Expenses
Hotel Expenses
Rooms	15,607	3,775	28,485	5,985
Food and beverage	12,060	1,768	22,207	2,877
Other hotel operating expenses	4,209	637	7,693	1,077
Sales and marketing	7,450	2,160	12,916	3,466
General and administrative	6,516	1,676	11,905	2,722
Property taxes, insurance and rent	6,025	990	10,406	1,655
Repairs and maintenance	2,926	759	5,525	1,254
Utilities	2,349	722	4,518	1,139
Management fees	2,039	447	3,242	710
Depreciation and amortization	10,566	2,993	19,485	4,779
Total Hotel Expenses	69,747	15,927	126,382	25,664

Other Operating Expenses
Acquisition-related expenses	14,998	6,474	15,377	11,866
Corporate general and administrative expenses	2,708	1,153	5,514	2,370
Asset management fees to affiliate and other	1,602	561	3,019	951
Total Other Operating Expenses	19,308	8,188	23,910	15,187
Operating Loss	(2,198)	(3,100)	(3,750)	(8,537)
Other Income and (Expenses)
Interest expense	(8,344)	(2,335)	(15,297)	(3,836)
Net income from equity investments in real estate	273	350	398	482
Interest income	15	—	26	—
	(8,056)	(1,985)	(14,873)	(3,354)
Loss from Operations Before Income Taxes	(10,254)	(5,085)	(18,623)	(11,891)
Provision for income taxes	(1,684)	(500)	(2,101)	(547)
Net Loss	(11,938)	(5,585)	(20,724)	(12,438)
(Income) loss attributable to noncontrolling interests (inclusive of Available Cash Distributions to advisor of $(108), $0, $(1,055), and $0, respectively)	(188)	168	24	78
Net Loss Attributable to CWI Stockholders	$(12,126)	$(5,417)	$(20,700)	$(12,360)
Basic and Diluted Loss Per Share	$(0.16)	$(0.18)	$(0.29)	$(0.49)
Basic and Diluted Weighted Average Shares Outstanding	76,074,511	30,414,270	72,349,047	25,075,110

Distributions Declared Per Share	$0.1375	$0.1500	$0.2750	$0.3000

See Notes to Consolidated Financial Statements.

CWI 6/30/2014 10-Q – 3

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Loss	$(11,938)	$(5,585)	$(20,724)	$(12,438)
Other Comprehensive Loss
Other comprehensive (loss) income before reclassifications — unrealized loss on derivative instruments	(1,548)	1,174	(2,229)	970
Amounts reclassified from accumulated other comprehensive loss to interest expense — unrealized loss on derivative instruments	414	122	826	211
Amounts reclassified from accumulated other comprehensive loss to Net income from equity investments — unrealized loss on derivative instruments	135	—	267	—
Comprehensive loss	(12,937)	(4,289)	(21,860)	(11,257)
Amounts Attributable to Noncontrolling Interests
Net (income) loss	(188)	168	24	78
Change in unrealized loss on derivative instruments	293	—	528	—
Comprehensive loss attributable to noncontrolling interests	105	168	552	78

Comprehensive Loss Attributable to CWI Stockholders	$(12,832)	$(4,121)	$(21,308)	$(11,179)

See Notes to Consolidated Financial Statements.

CWI 6/30/2014 10-Q – 4

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Six Months Ended June 30, 2014 and Year Ended December 31, 2013
(in thousands, except share and per share amounts)

	CWI Stockholders
	Shares	Common Stock	Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Treasury Stock	Total CWI Stockholders	Noncontrolling Interests	Total
Balance at January 1, 2013	16,299,940	$16	$142,645	$(9,166)	$(299)	$(331)	$132,865	$517	$133,382
Net loss				(31,906)			(31,906)	1,507	(30,399)
Shares issued, net of offering costs	42,696,113	43	379,678				379,721		379,721
Shares issued to affiliates	251,071	1	2,510				2,511		2,511
Contributions from noncontrolling interests							—	12,917	12,917
Distributions to noncontrolling interests							—	(2,067)	(2,067)
Shares issued under share incentive plans	9,841	—	127				127		127
Stock-based compensation to directors	4,000	—	40				40		40
Stock dividends issued ($0.2125 per share) (a) (b)	8,463,537	8	—				8		8
Distributions declared ($0.5875 per share)				(21,796)			(21,796)		(21,796)
Other comprehensive loss:
Change in unrealized loss on derivative instruments					163		163	(128)	35
Repurchase of shares	(20,667)					(194)	(194)		(194)
Balance at December 31, 2013	67,703,835	68	525,000	(62,868)	(136)	(525)	461,539	12,746	474,285
Net loss				(20,700)			(20,700)	(24)	(20,724)
Shares issued, net of offering costs	12,384,238	13	111,453				111,466		111,466
Shares issued to affiliates	373,818	—	3,745				3,745		3,745
Contributions from noncontrolling interests							—	7,886	7,886
Distributions to noncontrolling interests							—	(1,055)	(1,055)
Shares issued under share incentive plans	8,662	—	93				93		93
Stock-based compensation to directors	18,000	—	180				180		180
Distributions declared ($0.2750 per share)				(19,861)			(19,861)		(19,861)
Other comprehensive loss:
Change in unrealized loss on derivative instruments					(608)		(608)	(528)	(1,136)
Repurchase of shares	(124,471)					(1,195)	(1,195)		(1,195)
Balance at June 30, 2014	80,364,082	$81	$640,471	$(103,429)	$(744)	$(1,720)	$534,659	$19,025	$553,684
___________

(a)	Inclusive of 34,270 shares related to the stock distribution declared in the fourth quarter of 2012 and reflected as issued in the first quarter of 2013.

(b)	Inclusive of a special stock dividend equivalent to $0.1375 per share issued during the fourth quarter of 2013.

See Notes to Consolidated Financial Statements.

CWI 6/30/2014 10-Q – 5

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2014	2013 (a)
Cash Flows — Operating Activities
Net loss	$(20,724)	$(12,438)
Adjustments to net loss:
Depreciation and amortization	19,485	4,779
Asset management fees and reimbursable costs to affiliates settled in shares	4,761	951
(Decrease) increase in due to related parties and affiliates	(2,174)	1,116
Straight-line rent adjustments	1,499	—
Amortization of deferred financing costs, ground lease intangible and other	995	311
(Income) loss from equity investments in real estate in excess of distributions received	(398)	104
Amortization of share incentive plans	273	87
Net changes in other operating assets and liabilities	1,368	2,389
Net Cash Provided by (Used in) Operating Activities	5,085	(2,701)

Cash Flows — Investing Activities
Acquisition of hotels	(415,278)	(311,100)
Funds placed in escrow	(33,630)	(9,589)
Funds released from escrow	27,952	5,579
Capital expenditures	(10,494)	(4,806)
Deposits for hotel investments	(8,230)	(5,622)
Deposits released for hotel investments	8,230	2,880
Distributions received from equity investments in excess of equity income	298	—
Net Cash Used in Investing Activities	(431,152)	(322,658)

Cash Flows — Financing Activities
Proceeds from mortgage financing	266,547	208,691
Proceeds from issuance of shares, net of offering costs	108,427	186,105
Distributions paid	(18,737)	(4,143)
Proceeds from note payable to affiliate	11,000	—
Contributions from noncontrolling interest	7,886	90
Deferred financing costs	(2,089)	(2,490)
Purchase of treasury stock	(1,230)	(7)
Distributions to noncontrolling interests	(1,055)	—
Repayment of mortgage financing	(941)	(125)
Deposits for mortgage financing	(647)	—
Deposits released for mortgage financing	183	—
Purchase of interest rate cap	(113)	—
Withholding on restricted stock units	(49)	(46)
Net Cash Provided by Financing Activities	369,182	388,075

Change in Cash During the Period
Net (decrease) increase in cash	(56,885)	62,716
Cash, beginning of period	109,373	30,729
Cash, end of period	$52,488	$93,445
___________

(a)	Reflects a revised cash flow statement for the six months ended June 30, 2013, as further discussed in Note 2.

See Notes to Consolidated Financial Statements.

CWI 6/30/2014 10-Q – 6

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

See Note 4 for a complete listing of the hotels that we consolidate in our financial statements, or our Consolidated Hotels, and Note 5 for a complete listing of the hotels that we record as equity investments in our financial statements, or our Unconsolidated Hotels, at June 30, 2014.

Public Offerings

We raised $586.2 million in our initial public offering, which closed in September 2013. We fully invested the proceeds from the initial public offering during the second quarter of 2014.

On October 25, 2013, we filed a registration statement with the SEC for a continuous public offering of up to an additional $350.0 million of our common stock at $10.00 per share, which was declared effective by the SEC on December 20, 2013. The registration statement also covers the offering of up to $300.0 million of our common stock at $9.50 per share pursuant to our distribution reinvestment plan, or DRIP. We refer to this continuous public offering as the “follow-on offering.” We began selling shares in our follow-on offering in January 2014 and have raised $111.3 million through June 30, 2014. The gross offering proceeds raised exclude reinvested distributions through the DRIP of $11.3 million. We intend to continue to invest the proceeds from our follow-on offering in lodging and lodging related properties.

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

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position, results of operations and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2013, which are included in the 2013 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the

CWI 6/30/2014 10-Q – 7

Notes to Consolidated Financial Statements (Unaudited)

accompanying notes. Actual results could differ from those estimates. Certain amounts within operating cash flow have been reclassified to conform to the current year presentation. These reclassifications had no impact on net loss for the periods presented.

For purposes of determining the weighted-average number of shares of common stock outstanding, amounts for the three and six months ended June 30, 2013 have been adjusted to treat stock distributions declared and effective through the date of filing, including a special stock dividend declared on December 19, 2013, as if they were outstanding as of January 1, 2013. No adjustment is required for the three or six months ended June 30, 2014 as no stock distributions were declared either during the three or six months ended June 30, 2014 or subsequent to that date through our filing date.

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

We account for the capital interest held by Carey Watermark Holdings in the Operating Partnership as a noncontrolling interest. Based on the terms of the Operating Partnership agreement and that the initial investors are not yet earning their minimal return, the non-controlling interest representing Carey Watermark Holding’s interest in the Operating Partnership has absorbed the operating losses to the extent of its original investment, and accordingly, no losses were allocated to Carey Watermark Holdings during the six months ended June 30, 2014 or 2013.

Revision of Previously Issued Financial Statements

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

Deposits — Following the issuance of our financial statements for the year ended December 31, 2013, we identified an error in the cash flow statement affecting cash flows provided by or used in operating, investing and financing activities for the periods shown below. This error was the result of treating deposits on hotel acquisitions and on loan commitments as a reduction in operating cash flow during the periods in which the deposits were made instead of as investing and financing cash flows, respectively.

We assessed the materiality of the errors described above on prior periods’ financial statements in accordance with Accounting Standards Codification 250 and the SEC’s Staff Accounting Bulletin No. 99, “Materiality,” and concluded that the impact of the errors was not material to any previously issued financial statements. We have properly reflected the correction below in this Report. In addition, we have added supplemental disclosures of these non-cash financing activities. The errors impacted cash flow provided by (used in) operating activities, net cash used in investing activities and net cash provided by financing activities, and did not affect our consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive loss, consolidated statements of equity or cash balances for any reporting periods.

CWI 6/30/2014 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

(in thousands)

	Net Cash (Used in) Provided by Operating Activities				Net Cash (Used in) Provided by Investing Activities				Net Cash Provided by (Used in) Financing Activities
	As Reported	Adjustment		As Revised	As Reported	Adjustment		As Revised	As Reported	Adjustment		As Revised
Six Months Ended June 30, 2013	$(6,116)	$673	(a)	$(5,443)	$(319,916)	$—	(a)	$(319,916)	$388,748	$(673)	(a)	$388,075
	$(5,443)	$2,742	(b)	$(2,701)	$(319,916)	$(2,742)	(b)	$(322,658)	$388,075	$—	(b)	$388,075
___________

(a)	Reflects adjustments for non-cash asset management fees described above.

(b)	Reflects adjustments for hotel acquisition deposits and loan commitments described above.

Recent Accounting Requirement

The following Accounting Standards Update, or ASU, promulgated by the Financial Accounting Standards Board is applicable to us:

ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360). ASU 2014-08 changes the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity, or a business. Under this new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a “strategic shift that has or will have a major effect on an entity’s operations and financial results.” The new guidance also requires disclosures including pretax profit or loss and significant gains or losses arising from dispositions that represent an “individually significant component of an entity,” but do not meet the criteria to be reported as discontinued operations under ASU 2014-08. In the ordinary course of business we may sell properties, which, under prior accounting guidance, would have been reported each as discontinued operations; however, under ASU 2014-08 such property dispositions typically would not meet the criteria to be reported as discontinued operations. We elected to early adopt ASU 2014-08 prospectively for any dispositions after December 31, 2013. Consequently, individually significant operations that are sold or classified as held-for-sale during 2014 will not be reclassified to discontinued operations in the consolidated financial statements, but will be disclosed in the Notes to the consolidated financial statements. This ASU did not have any impact on our financial position or results of operations for any of the periods presented.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. Additionally, this guidance modifies disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for us in 2017, and early adoption is not permitted. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

Note 3. Agreements and Transactions with Related Parties

Agreements with the Advisor and Affiliates

We have an advisory agreement with the advisor to perform certain services for us under a fee arrangement, including managing our overall business, the identification, evaluation, negotiation, purchase and disposition of lodging related properties and the performance of certain administrative duties. The agreement that is currently in effect is scheduled to expire on September 30, 2014, unless renewed pursuant to its terms. The advisor has entered into a subadvisory agreement with the subadvisor, whereby the advisor pays 20% of the fees earned under the advisory agreement to the subadvisor and the subadvisor provides certain personnel services to us.

CWI 6/30/2014 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

The following tables present a summary of fees we paid and expenses we reimbursed to the advisor, subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amounts Included in the Consolidated Statements of Operations:
Acquisition fees	$10,753	$4,928	$10,753	$8,355
Asset management fees	1,597	561	2,999	951
Personnel and overhead reimbursements	1,273	344	2,588	631
Available Cash Distribution	108	—	1,055	—
	$13,731	$5,833	$17,395	$9,937

Other Transaction Fees Incurred:
Selling commissions and dealer manager fees	$9,073	$13,423	$10,845	$20,305
Offering costs	1,591	2,761	2,317	4,166
	$10,664	$16,184	$13,162	$24,471

	June 30, 2014	December 31, 2013
Amounts Due to Related Parties and Affiliates:
Organization and offering costs due to the advisor	$626	$62
Reimbursable costs	937	270
Other amounts due to the advisor	2,725	4,563
Due to joint venture partners	330	330
Due to Carey Financial	196	—
	$4,814	$5,225

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

Asset Management Fees, Dispositions Fees and Loan Refinancing Fees

We pay the advisor an annual asset management fee equal to 0.50% of the aggregate Average Market Value of our Investments, both as defined in our advisory agreement with the advisor. The advisor is also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property as well as a loan refinancing fee of up to 1% of a refinanced loan, if certain conditions described in the advisory agreement are met. We paid all asset management fees for the three and six months ended June 30, 2014 and 2013 in shares of our common stock rather than in cash at the election of the advisor. For the six months ended June 30, 2014, $2.8 million in asset management fees were settled in shares. At June 30, 2014, the advisor owned 738,996 shares (0.92%) of our outstanding common stock. Asset management fees are included in Asset management fees to affiliate and other in the consolidated financial statements.

Personnel and Overhead Reimbursements

Pursuant to the subadvisory agreement, we reimburse the advisor, which subsequently reimburses the subadvisor, for personnel costs and other charges. We also grant restricted stock units to employees of the subadvisor pursuant to our 2010 Equity Incentive Plan. The subadvisor provides us with the services of Michael G. Medzigian, our chief executive officer, during the term of the subadvisory agreement, subject to the approval of our board of directors. Additionally, commencing in the first quarter of 2014, pursuant to the advisory agreement, we began reimbursing the advisor for the actual cost of personnel allocable to their time devoted to providing administrative services to us, which totaled $0.8 million and $1.6 million, respectively, for the three and six months ended June 30, 2014, as well as rent expense that totaled less than $0.1 million and $0.2 million, respectively. Prior to the first quarter of 2014, the advisor had not charged us for these expenses. These

CWI 6/30/2014 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

reimbursements are included in Corporate general and administrative expenses and Amounts due to affiliates in the consolidated financial statements and are being settled in shares of our common stock at the election of the advisor. For the six months ended June 30, 2014, $0.9 million of such fees were settled in shares.

Available Cash Distributions

Carey Watermark Holdings’ special general partner interest entitles it to receive distributions of 10% of Available Cash, as defined in the agreement of limited partnership of the Operating Partnership, or Available Cash Distributions, generated by the Operating Partnership, subject to certain limitations. In addition, in the event of the dissolution of the Operating Partnership, Carey Watermark Holdings will be entitled to receive distributions of up to 15% of net proceeds, provided certain return thresholds are met for the initial investors in the Operating Partnership. Available Cash Distributions by the Operating Partnership aggregated $0.1 million and $1.1 million during the three and six months ended June 30, 2014 and is included in Loss (income) attributable to noncontrolling interests in the consolidated financial statements.

Selling Commissions and Dealer Manager Fees

We have a dealer manager agreement with Carey Financial, whereby Carey Financial receives a selling commission of up to $0.70 per share sold and a dealer manager fee of up to $0.30 per share sold, a portion of which may be re-allowed to selected broker dealers. These amounts are recorded in Additional paid-in capital in the consolidated financial statements.

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

Through June 30, 2014, the advisor incurred organization and offering costs on our behalf related to our follow-on offering of approximately $2.3 million, all of which we were obligated to pay. As of June 30, 2014, $1.7 million had been reimbursed. Unpaid costs of $0.6 million were included in Due to affiliates in the consolidated financial statements at June 30, 2014. During the six months ended June 30, 2014, we charged $0.5 million of deferred offering costs to stockholder’s equity.

Other Amounts Due to the Advisor

At June 30, 2014, the balance primarily represented acquisition fees of $2.1 million payable to the advisor related to the Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center acquired on June 25, 2014, and was paid during the third quarter of 2014. At December 31, 2013, this balance primarily represented acquisition fees of $4.1 million payable to the advisor related to the Renaissance Chicago Downtown acquired on December 20, 2013, which was paid in the first quarter of 2014.

Due to Joint Venture Partners

This balance is primarily comprised of amounts due from consolidated joint ventures to our joint venture partners related to hotel operating expenses paid by hotel managers that are affiliates of our joint venture partners, which will be reimbursed.

CWI 6/30/2014 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

Other Transactions with Affiliates

In January 2013, our board of directors and the board of directors of WPC approved unsecured loans to us of up to $50.0 million in the aggregate, at a rate equal to the rate at which WPC is able to borrow funds under its senior unsecured credit facility, for the purpose of facilitating acquisitions approved by our investment committee that we might not otherwise have sufficient available funds to complete. Any such loans may be made solely at the discretion of WPC’s management. On June 25, 2014, we obtained a loan from WPC to fund, in part, our acquisition of the Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center. The loan was for $11.0 million at a rate of 1.25% with a maturity date of June 30, 2015. The loan was repaid in full with interest on July 22, 2014.

Note 4. Net Investment in Hotels

Net investment in hotels is summarized as follows (in thousands):

	June 30, 2014	December 31, 2013
Buildings	$1,042,327	$685,108
Land	168,922	124,450
Furniture, fixtures and equipment	71,062	46,757
Building and site improvements	15,306	11,993
Construction in progress	3,749	3,374
Hotels, at cost	1,301,366	871,682
Less: Accumulated depreciation	(37,460)	(18,397)
Net investments in hotels	$1,263,906	$853,285

CWI 6/30/2014 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

Summarized Acquisition Data

The following table sets forth acquisition data for our Consolidated Hotels and therefore excludes subsequent improvements and capitalized costs. Amounts for our initial investment represent the fair value of net assets acquired less the fair value of noncontrolling interests, exclusive of acquisition expenses and the fair value of any debt assumed, at time of acquisition.

(Dollars in thousands)

Hotels	State	Number of Rooms	% Owned	Our Initial Investment	Acquisition Date	Hotel Type
Consolidated Hotels
Hampton Inn Boston Braintree	Massachusetts	103	100%	$12,500	May 31, 2012	Select-service
Hilton Garden Inn New Orleans French Quarter/CBD	Louisiana	155	88%	16,176	June 8, 2012	Select-service
Lake Arrowhead Resort and Spa	California	173	97%	24,039	July 9, 2012	Full-service
Courtyard San Diego Mission Valley	California	317	100%	85,000	December 6, 2012	Select-service
Hilton Southeast Portfolio:
Hampton Inn Atlanta Downtown	Georgia	119	100%	18,000	February 14, 2013	Select-service
Hampton Inn Frisco Legacy Park	Texas	105	100%	16,100	February 14, 2013	Select-service
Hampton Inn Memphis Beale Street	Tennessee	144	100%	30,000	February 14, 2013	Select-service
Hampton Inn Birmingham Colonnade	Alabama	133	100%	15,500	February 14, 2013	Select-service
Hilton Garden Inn Baton Rouge Airport	Louisiana	131	100%	15,000	February 14, 2013	Select-service
Courtyard Pittsburgh Shadyside	Pennsylvania	132	100%	29,900	March 12, 2013	Select-service
Hutton Hotel Nashville	Tennessee	247	100%	73,600	May 29, 2013	Full-service
Holiday Inn Manhattan 6th Avenue Chelsea	New York	226	100%	113,000	June 6, 2013	Full-service
Fairmont Sonoma Mission Inn & Spa	California	226	75%	76,647	July 10, 2013	Full-service
Marriott Raleigh City Center	North Carolina	400	100%	82,193	August 13, 2013	Full-service
Hawks Cay Resort (a)	Florida	177	100%	131,301	October 23, 2013	Full-service
Renaissance Chicago Downtown	Illinois	553	100%	134,939	December 20, 2013	Full-service
Hyatt Place Austin Downtown (b)	Texas	296	100%	86,673	April 1, 2014	Select-service
Courtyard Times Square West (b)	New York	224	100%	87,443	May 27, 2014	Select-service
Sheraton Austin Hotel at the Capitol (b)	Texas	363	80%	90,220	May 28, 2014	Full-service
Marriott Boca Raton at Boca Center (b)	Florida	256	100%	61,794	June 12, 2014	Full-service
Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center (b)	Colorado	302	100%	81,262	June 25, 2014	Select-service
		4,782		$1,281,287
_________

(a)
The resort also includes approximately 250 two-, three-, and four-bedroom villas in the resort residential management program, which are available for rent and which we refer to as the Villa Rental Program.

(b)	These hotels were acquired during the six months ended June 30, 2014 and are referred to, collectively, as our 2014 Acquisitions.

2014 Acquisitions

During the six months ended June 30, 2014, we acquired five hotels with real estate and other hotel assets, net of assumed liabilities and inclusive of contributions from noncontrolling interests totaling $415.3 million. In connection with these acquisitions, we expensed acquisition costs of $15.4 million, including acquisition fees of $10.8 million paid to the advisor. See Note 9 for information about mortgage financing obtained in connection with these acquisitions and Note 10 for information about planned renovations on these hotels, as applicable.

CWI 6/30/2014 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

The following tables present a summary of assets acquired and liabilities assumed in these business combinations, each at the date of acquisition, and revenues and earnings thereon, since their respective dates of acquisition through June 30, 2014 (in thousands):

	2014 Acquisitions
	Hyatt Place Austin Downtown	Courtyard Times Square West	Sheraton Austin Hotel at the Capitol	Marriott Boca Raton at Boca Center	Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center
Cash consideration	$86,673	$87,443	$90,220	$61,794	$81,262
Assets acquired at fair value:
Land	$9,100	$—	$18,210	$11,500	$5,663
Building	73,700	87,437	78,703	46,149	71,598
Furniture, fixtures and equipment	4,187	3,968	1,983	4,237	4,228
Accounts receivable	98	—	92	55	—
Other assets	179	368	373	295	362
Liabilities assumed at fair value:
Accounts payable, accrued expenses and other liabilities	(591)	(4,330)	(1,255)	(442)	(589)
Contributions from noncontrolling interests at fair value	—	—	(7,886)	—	—
Net assets acquired at fair value	$86,673	$87,443	$90,220	$61,794	$81,262

	For the Period from
	April 1, 2014 through June 30, 2014	May 27, 2014 through June 30, 2014	May 28, 2014 through June 30, 2014	June 12, 2013 through June 30, 2014	June 25, 2014 through June 30, 2014
Revenues	$4,908	$2,039	$2,251	$602	$287
Net income	$1,485	$332	$491	$9	$92

Asset Retirement Obligation

We have recorded an asset retirement obligation for the removal of asbestos and environmental waste in connection with one of our hotels. We estimated the fair value of the asset retirement obligation based on the estimated economic life of the hotel and the estimated removal costs. The liability was discounted using the weighted-average interest rate on the associated fixed-rate mortgage loan at the time the liability was incurred. At June 30, 2014 and December 31, 2013, our asset retirement obligation was $0.5 million and $0.4 million, respectively, and is included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

Pro Forma Financial Information

The following unaudited consolidated pro forma financial information presents our financial results as if the Consolidated Hotel investments that we completed during the six months ended June 30, 2014, and the new financings related to these acquisitions, had occurred on January 1, 2013. These transactions were accounted for as business combinations. The pro forma financial information is not necessarily indicative of what the actual results would have been had the acquisitions actually occurred on January 1, 2013, nor does it purport to represent the results of operations for future periods.

CWI 6/30/2014 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Pro forma total revenues	$101,192	$44,038	$184,698	$80,456

Pro forma net income (loss)	$3,471	$537	$(2,164)	$(14,280)
(Income) loss from continuing operations attributable to noncontrolling interests	(630)	23	(573)	254
Pro forma income (loss) from continuing operations attributable to CWI stockholders	$2,841	$560	$(2,737)	$(14,026)
Pro forma income (loss) per share:
Net income (loss) attributable to CWI stockholders	$0.03	$0.01	$(0.03)	$(0.26)
Pro forma weighted average shares (a)	87,944,509	56,235,720	88,330,314	53,863,736
___________

(a)
The pro forma weighted average shares outstanding were determined as if the number of shares issued in our public offering in order to raise the funds used for our 2014 and 2013 acquisitions were issued on January 1, 2013 and January 1, 2012, respectively. All acquisition costs for our acquisitions completed during the six months ended June 30, 2014 and 2013 are presented as if they were incurred on January 1, 2013 and 2012, respectively.

Construction in Progress

At June 30, 2014 and December 31, 2013, construction in progress was $3.7 million and $3.4 million, recorded at cost, respectively, and related primarily to renovations at Hawks Cay Resort, Holiday Inn Manhattan 6th Avenue Chelsea and Renaissance Chicago Downtown at June 30, 2014 and Courtyard Pittsburgh Shadyside and Hampton Inn Memphis Beale Street at December 31, 2013 (Note 10). We capitalize interest expense and certain other costs, such as property taxes, property insurance and hotel incremental labor costs, related to hotels undergoing major renovations. We capitalized less than $0.1 million during both the three months ended June 30, 2014 and 2013, respectively, and $0.1 million and $0.2 million during the six months ended June 30, 2014 and 2013, respectively.

Note 5. Equity Investments in Real Estate

At June 30, 2014, together with unrelated third parties, we owned equity interests in two Unconsolidated Hotels. We do not control the ventures that own these hotels, but we exercise significant influence over them. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to the advisor that we incur and other-than-temporary impairment charges, if any).

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

CWI 6/30/2014 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these ventures are affected by the timing and nature of distributions (dollars in thousands):

							Carrying Value at
Hotels	State	Number of Rooms	% Owned	Our Initial Investment (a)	Acquisition Date	Hotel Type	June 30, 2014	December 31, 2013
Unconsolidated Hotels
Hyatt French Quarter Venture (b) (c)	Louisiana	254	80%	$13,000	September 6, 2011	Full-service	$4,830	$4,395
Westin Atlanta Venture (d)	Georgia	372	57%	13,170	October 3, 2012	Full-service	9,946	10,520
		626		$26,170			$14,776	$14,915
___________

(a)	This amount represents purchase price plus capitalized costs, inclusive of fees paid to the advisor, at the time of acquisition.

(b)
The decrease from our initial investment as compared to our carrying value at June 30, 2014 is primarily a result of our receipt of a distribution totaling $6.2 million representing a return of capital for our share of mortgage refinancing proceeds during the third quarter of 2013.

(c)	We received cash distributions of $0.3 million during the six months ended June 30, 2014.

(d)	We received cash distributions of less than $0.1 million during the six months ended June 30, 2014.

The following table sets forth our share of equity (loss) earnings from our Unconsolidated Hotels, which are based on the hypothetical liquidation at book value model as well as certain depreciation and amortization adjustments related to basis differentials from acquisitions of certain investments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Venture	2014	2013	2014	2013
Long Beach Venture (a)	$—	$622	$—	$672
Hyatt French Quarter Venture	559	219	930	518
Westin Atlanta Venture	(286)	(491)	(532)	(708)
	$273	$350	$398	$482
___________

(a)	We sold our 49% interest in the Long Beach Venture in July 2013.

No other-than-temporary impairment charges were recognized during either the three or six months ended June 30, 2014 or 2013.

Note 6. Intangible Assets and Liability

In connection with our investment activity during the six months ended June 30, 2014, we have recorded net lease intangibles comprised as follows (life in years, dollars in thousands):

	Weighted-Average Life	Amount
Amortizable Intangible Liability
Above-market hotel ground lease	85	$(2,100)

CWI 6/30/2014 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

Intangible assets and liabilities are summarized as follows (dollars in thousands):

		June 30, 2014			December 31, 2013
	Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Villa Rental Program	45	$31,700	$(484)	$31,216	$31,700	$(133)	$31,567
Below-market hotel ground leases	10 – 92.5	9,446	(273)	9,173	9,446	(52)	9,394
Below-market hotel parking garage lease	92.5	1,490	(15)	1,475	1,490	(7)	1,483
In-place leases	1 – 21	398	(117)	281	398	(47)	351
Total intangible assets		$43,034	$(889)	$42,145	$43,034	$(239)	$42,795

Amortizable Intangible Liability
Above-market hotel ground lease	85	$(2,100)	$—	$(2,100)	$—	$—	$—

Net amortization of intangibles was $0.3 million and less than $0.1 million for the three months ended June 30, 2014 and 2013, respectively, and $0.7 million and less than $0.1 million for the six months ended June 30, 2014 and 2013, respectively. Amortization of in-place lease intangibles and the Villa Rental Program is included in Depreciation and amortization, and amortization of hotel parking garage lease, hotel ground lease and above-market ground lease intangibles is included in Property taxes, insurance and rent in the consolidated financial statements.

Based on the intangible assets recorded at June 30, 2014, scheduled annual amortization of intangibles for the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter is as follows (in thousands):

Years Ending December 31,	Increase to Depreciation and Amortization	Increase to Property taxes, Insurance and Rent	Total
2014 (remainder)	$396	$228	$624
2015	778	420	1,198
2016	766	413	1,179
2017	730	407	1,137
2018	720	387	1,107
Thereafter	28,105	6,695	34,800
Total	$31,495	$8,550	$40,045

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

Derivative Assets and Liabilities — Our derivative assets and liabilities are comprised of interest rate swaps and an interest rate cap. These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates. These derivative instruments were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market (Note 8).

CWI 6/30/2014 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during either the three or six months ended June 30, 2014 or 2013. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our non-recourse debt, which we have classified as Level 3, had a carrying value of $828.7 million and $563.1 million, and an estimated fair value of $837.5 million and $565.1 million, at June 30, 2014 and December 31, 2013, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both June 30, 2014 and December 31, 2013.

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

The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
as Hedging Instruments	Balance Sheet Location	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Interest rate swaps	Other assets	$295	$664	$—	$—
Interest rate cap	Other assets	83	—	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(1,080)	(605)
		$378	$664	$(1,080)	$(605)

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both June 30, 2014 and December 31, 2013, no cash collateral had been posted nor received for any of our derivative positions.

CWI 6/30/2014 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

We recognized a loss of $1.5 million and a gain of $1.2 million in Other comprehensive loss on derivatives in connection with our interest rate swaps during the three months ended June 30, 2014 and 2013, respectively, and a loss of $2.2 million and a gain of $1.0 million during the six months ended June 30, 2014 and 2013, respectively.

We reclassified losses of $0.4 million and $0.1 million from Other comprehensive loss on derivatives into interest expense during the three months ended June 30, 2014 and 2013, respectively, and losses of $0.8 million and $0.2 million during the six months ended June 30, 2014 and 2013, respectively, in connection with our interest rate swaps.

Interest Rate Swaps and Cap

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap or cap agreements with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of the loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged. An interest rate cap limits the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.

The interest rate swaps and cap that we had outstanding on our Consolidated Hotel investments at June 30, 2014 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of	Notional	Fair Value at
Interest Rate Derivatives	Instruments	Amount	June 30, 2014
Interest rate swaps	5	$204,560	$(785)
Interest rate cap	1	34,000	83
			$(702)

Amounts reported in Other comprehensive loss related to interest rate swaps will be reclassified to interest expense as interest payments are made on our variable-rate debt. At June 30, 2014, we estimate that an additional $1.6 million, inclusive of amounts attributable to noncontrolling interests of $0.2 million, will be reclassified as interest expense during the next 12 months related to our interest rate swaps.

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At June 30, 2014, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $1.2 million and $0.7 million at June 30, 2014 and December 31, 2013, respectively, which included accrued interest and any adjustment for nonperformance risk. If we had breached any of these provisions at either June 30, 2014 or December 31, 2013, we could have been required to settle our obligations under these agreements at their aggregate termination value of $1.2 million and $0.7 million, respectively.

Portfolio Concentration Risk

At June 30, 2014, we were exposed to concentrations within the brands under which we operate our hotels and within the geographic areas in which we have invested to date. We operate in the domestic U.S. market only. For the six months ended June 30, 2014, we generated more than 10% of our revenue from hotels in each of the following states: Florida (21.1%), California (20.5%), Illinois (15.3%), and Tennessee (10.9%) and generated more than 10% of our revenue from hotels included in the following brands: Marriott (36.6%, including Courtyard by Marriott, Marriott and Renaissance), Independent (28.9%, including Hawks Cay Resort and Hutton Hotel Nashville), Hilton (13.0%, including Hampton Inn, Hilton Garden Inn and Homewood Suites) and Fairmont (11.6%).

CWI 6/30/2014 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

Note 9. Debt

The following table presents the non-recourse debt on our Consolidated Hotel investments (in thousands):

				Carrying Amount at
Consolidated Hotels	Interest Rate	Rate Type	Current Maturity Date	June 30, 2014	December 31, 2013
Hampton Inn Boston Braintree (a) (b)	5.00%	Variable	5/2015	$9,600	$9,653
Lake Arrowhead Resort and Spa (c)	4.34%	Fixed	7/2015	17,910	17,865
Hawks Cay Resort (a) (b)	5.74%	Variable	11/2016	79,000	79,000
Courtyard Pittsburgh Shadyside (a) (b) (d)	4.09%	Variable	3/2017	20,750	20,750
Courtyard San Diego Mission Valley (a) (b)	4.60%	Variable	12/2017	50,960	51,230
Hilton Southeast Portfolio:
Hampton Inn Memphis Beale Street	4.07%	Fixed	3/2018	21,853	22,118
Hampton Inn Atlanta Downtown	4.12%	Fixed	3/2018	13,525	13,600
Hampton Inn Birmingham Colonnade	4.12%	Fixed	3/2018	9,348	9,400
Hampton Inn Frisco Legacy Park	4.12%	Fixed	3/2018	9,148	9,200
Hilton Garden Inn Baton Rouge Airport	4.12%	Fixed	3/2018	9,746	9,800
Fairmont Sonoma Mission Inn & Spa (b)	4.13%	Variable	7/2018	44,000	44,000
Sheraton Austin Hotel at the Capitol (e)	3.96%	Fixed	6/2019	67,000	—
Marriott Boca Raton at Boca Center (b) (e) (f)	3.40%	Variable	7/2019	34,000	—
Hilton Garden Inn New Orleans French Quarter/CBD	5.30%	Fixed	7/2019	10,868	10,942
Hutton Hotel Nashville	5.25%	Fixed	7/2020	44,000	44,000
Renaissance Chicago Downtown	4.71%	Fixed	1/2021	90,000	90,000
Courtyard Times Square West (e)	4.62%	Fixed	6/2021	56,000	—
Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center (e)	3.8%	Fixed	7/2021	53,000	—
Holiday Inn Manhattan 6th Avenue Chelsea	4.49%	Fixed	6/2023	80,000	80,000
Hyatt Place Austin Downtown (e)	4.88%	Fixed	4/2024	56,500	—
Marriott Raleigh City Center (g)	4.61%	Fixed	9/2038	51,500	51,500
				$828,708	$563,058
___________

(a)
The mortgage loans secured by Hampton Inn Boston Braintree, Courtyard San Diego Mission Valley and Hawks Cay Resort each have two one-year extension options. The mortgage loan secured by Courtyard Pittsburgh Shadyside has a one-year extension option. All of the extensions are subject to certain conditions. The maturity dates in the table do not reflect extension options.

(b)
These mortgage loans have variable interest rates, which have effectively been converted to fixed rates through the use of interest rate swaps or caps (Note 8). The interest rates presented for these mortgage loans reflect the rate in effect at June 30, 2014 through the use of an interest rate swap or cap.

(c)
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

(d)	Total mortgage financing commitment is up to $21.0 million, with the difference between the commitment and the carrying amount available for renovation draws.

(e)	Represents financing obtained in connection with our 2014 Acquisitions, or our 2014 Financings.

(f)	Total mortgage financing commitment is up to $41.0 million, with the difference between the commitment and the carrying amount available for renovation draws.

(g)	The mortgage loan includes a call option by the lender, with the earliest repayment date being September 1, 2018.

CWI 6/30/2014 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

Financing Activity During 2014

In connection with our 2014 Acquisitions (Note 4) during the six months ended June 30, 2014, we obtained new non-recourse mortgage financings totaling $266.5 million with a weighted-average annual interest rate and term of 4.2% and 6.9 years, respectively. We capitalized $2.1 million of deferred financing costs related to these loans.

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

Pursuant to our mortgage loan agreements, our wholly-owned subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage ratios. At June 30, 2014, we were in compliance with the applicable covenants for each of our mortgage loans.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2014 (remainder)	$1,459
2015	31,189
2016	85,119
2017	76,293
2018	159,990
Thereafter through 2038	474,748
828,798
Fair market value adjustment (a)	(90)
Total	$828,708
___________

(a)
Represents the unamortized fair market value adjustment recorded as of June 30, 2014 in connection with the assumption of the Lake Arrowhead Resort and Spa mortgage loan as part of the acquisition in July 2012.

CWI 6/30/2014 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Commitments and Contingencies

At June 30, 2014, we were not involved in any material litigation. Various claims and lawsuits may arise against us in the normal course of business, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position or results of operations.

Renovation Commitments

Certain of our hotel franchise and loan agreements require us to make planned renovations to our hotels (Note 4). We do not currently expect to, and are not obligated to, fund any planned renovations on our Unconsolidated Hotels. The following table summarizes our capital commitments related to our Consolidated Hotels (in thousands):

	June 30, 2014	December 31, 2013
Capital commitments (a)	$60,322	$47,120
Less: paid (a)	(8,490)	(4,526)
Unpaid commitments (b)	51,832	42,594
Less: amount held in escrow	(37,463)	(34,939)
Unfunded commitments	$14,369	$7,655
___________

(a)	Includes capital commitments for hotels with unpaid commitments at the end of the respective period.

(b)	Includes $1.2 million and $2.5 million that was included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements at June 30, 2014 and December 31, 2013.

At December 31, 2013, ten hotels were either undergoing renovation or in the planning stage of renovations, of which five were completed during the six months ended June 30, 2014. During the six months ended June 30, 2014, we committed to renovations totaling $14.8 million at three hotels.

At June 30, 2014, eight hotels were either undergoing renovation or in the planning stage of renovations and as of the date of this report, we currently expect that three of the renovations will be completed during the second half of 2014, three will be completed during the first half of 2015 and the remainder will be completed during the second half of 2015. As of the date of this report, $7.1 million of our unfunded commitment at June 30, 2014 is expected to be funded by future renovation draws on the related mortgage loans and the remainder is expected to be funded through our cash accounts.

Ground Lease Commitments

We have three hotels that are subject to ground leases, each described below.

The first hotel is subject to a long-term ground lease, which expires on June 30, 2087. The ground lease provides for rental payments consisting of base rent and percentage rent. Base rent increases 3% annually until lease expiration. In 2018, and at 10-year intervals thereafter, the base rent will be reset to an amount equal to the greater of the then current base rent and a percentage of the then market value of the land, as defined in the lease agreement. Percentage rent is 2% of gross room revenue, as defined in the lease agreement.

The second hotel is subject to a long-term ground lease, which expires on 1/22/2106. The lease provides for an annual base rent of less than $0.1 million, payable monthly. At the end of the lease term, we have the option to purchase the land for a purchase price equal to the fair market value, as defined by the lease agreement.

The third hotel is subject to a long-term ground lease, which expires on April 30, 2099. The ground lease provides for rental payments consisting of base rent and percentage rent. Commencing in January 2015, base rent will increase by an amount equal to the greater of 2% times the previous year base rent or a contractual increase indexed to the change in the U.S. Consumer Price Index. On January 1st of both the 30th and 50th lease year, base rent will be reset to an amount equal to the greater of the then current base rent and 2% of the then market value of the land, as defined in the lease agreement. Percentage rent, as defined in the lease agreement, will only be paid if and when gross revenue, as defined in the lease agreement, exceeds $23.5 million for any given year.

CWI 6/30/2014 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

Scheduled future minimum ground lease payments during the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2014 (remainder)	$1,494
2015	3,041
2016	3,110
2017	3,181
2018	3,254
Thereafter through 2106	661,331
Total	$675,411

For the three and six months ended June 30, 2014, we recorded rent expense of $0.7 million and $1.0 million, respectively, inclusive of percentage rents of $0.2 million and $0.3 million, respectively, related to these ground leases, which are included in Property taxes, insurance and rent in the consolidated financial statements. No such rent expense was recorded during the three and six months ended June 30, 2013.

Note 11. Equity

Stock-Based Payments

2010 Equity Incentive Plan and Directors Incentive Plan — 2010 Incentive Plan

We maintain the 2010 Equity Incentive Plan, which authorizes the issuance of shares of our common stock to our officers and officers and employees of the subadvisor, who perform services on our behalf, and to non-director members of the investment committee through stock-based awards. The 2010 Equity Incentive Plan provides for the grant of RSUs and dividend equivalent rights. We also maintain the Directors Incentive Plan — 2010 Incentive Plan, which authorizes the issuance of shares of our common stock to our independent directors. The Directors Incentive Plan — 2010 Incentive Plan provides for the grant of RSUs and dividend equivalent rights. A maximum of 4,000,000 awards may be granted, in the aggregate, under these two plans, of which 3,901,315 shares remained available for future grants at June 30, 2014. We issued 35,000 and 45,000 RSUs in April 2014 and 2013, respectively, to employees of our subadvisor, which are scheduled to vest over three years. We issued 4,500 and 1,000 RSUs in June 2014 and 2013, respectively, to each of our four independent directors each with a market price of $10.00 per unit, which vested immediately.

We recognized stock-based compensation expense associated with these awards of $0.2 million and $0.3 million for the three and six months ended June 30, 2014, respectively, and $0.1 million for both the three and six months ended June 30, 2013, associated with these awards. Stock-based compensation expense is included within Corporate general and administrative expense in the consolidated financial statements.

The awards to employees of our subadvisor had a weighted-average remaining contractual term of 2.3 years at June 30, 2014. At June 30, 2014, we had 58,586 nonvested shares, and we currently expect to recognize stock-based compensation expense totaling approximately $0.5 million over the remaining vesting period. We have not recognized any income tax benefit in earnings for our share-based compensation arrangements since the inception of these two plans.

Distributions Declared

Our second quarter 2014 declared daily distribution was $0.0015109 per share and was paid on July 15, 2014 to stockholders of record on each day during the second quarter, aggregating to $10.4 million.

Proceeds from Sale of Common Stock

Proceeds totaling $1.9 million, net of selling commissions and dealer manager fees, from 207,629 shares of common stock that we sold during the six months ended June 30, 2014 were received subsequent to June 30, 2014.

CWI 6/30/2014 10-Q – 23

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

Business Overview

As described in Item 1 of our 2013 Annual Report, we are a publicly owned, non-listed REIT formed for the purpose of acquiring, owning, disposing of and, through the advisor, managing and seeking to enhance the value of interests in lodging and lodging-related properties. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions to our stockholders and other factors. We conduct substantially all of our investment activities and own all of our assets through the Operating Partnership. We are a general partner and a limited partner of, and own a 99.985% capital interest in, the Operating Partnership. Carey Watermark Holdings, which is owned indirectly by WPC and Watermark Capital Partners, holds a special general partner interest of 0.015% in the Operating Partnership. At June 30, 2014, we held ownership interests in 23 hotels, with a total of 5,408 rooms (Notes 4 and 5), as compared to our ownership interests in 16 hotels, with a total of 2,988 rooms, at June 30, 2013.

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

Significant Developments

Public Offering

Since the beginning of our initial public offering on September 15, 2010 through its termination on September 15, 2013, we raised $586.2 million, inclusive of reinvested distributions through the DRIP. During the second quarter of 2014, we fully invested the proceeds from our initial public offering.

Follow-on Public Offering

We commenced a follow-on public offering of up to an additional $350.0 million of our common stock and an additional $300.0 million in shares of common stock through our DRIP on December 20, 2013. We began selling shares in our follow-on offering in January 2014 and have raised $142.9 million through July 31, 2014, of which $93.7 million was raised during the three months ended June 30, 2014. We intend to close the follow-on offering on December 12, 2014. In order to facilitate the final sales of shares, we may reallocate up to $200.0 million of the shares currently reserved for our DRIP to our follow-on offering.

Acquisitions

During the six months ended June 30, 2014, we acquired five hotels with real estate and other hotel assets, net of assumed liabilities and inclusive of contributions from noncontrolling interests totaling $415.3 million (Note 4).

Financings

In connection with our 2014 Acquisitions (Note 4) during the six months ended June 30, 2014, we obtained new non-recourse mortgage financings totaling $266.5 million with a weighted-average annual interest rate and term of 4.2% and 6.9 years, respectively (Note 9).

Distributions

Our second quarter 2014 declared daily distribution was $0.0015109 per share, payable in cash, which equated to $0.5500 per share on an annualized basis, and was paid on July 15, 2014 to stockholders of record on each day during the second quarter.

CWI 6/30/2014 10-Q – 24

Our third quarter 2014 declared daily distribution is $0.0014945 per share, payable in cash, which equates to $0.5500 per share on an annualized basis, and will be paid on or about October 15, 2014 to stockholders of record on each day during the third quarter.

Financial and Operating Highlights

(Dollars in thousands, except ADR and RevPAR)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$86,857	$21,015	$146,542	$32,314
Acquisition-related expenses	14,998	6,474	15,377	11,866
Net loss attributable to CWI stockholders	(12,126)	(5,417)	(20,700)	(12,360)

Cash distributions paid	9,428	2,428	18,737	4,143

Net cash provided by (used in) operating activities			5,085	(2,701)
Net cash used in investing activities			(431,152)	(322,658)
Net cash provided by financing activities			369,182	388,075

Supplemental financial measures:
FFO (a)	(859)	(1,877)	(1,271)	(6,402)
MFFO (a)	14,281	4,948	14,506	5,786

Combined Portfolio Data: (b)
Occupancy	80.3%	76.4%	75.9%	72.7%
ADR	$204.52	$147.80	$192.54	$143.85
RevPAR	$164.24	$112.85	$146.07	$104.56
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

The comparison of our results period over period are influenced by both the number and size of the hotels consolidated in each of the respective periods. At June 30, 2014, we owned 21 Consolidated Hotels, of which five were acquired during the six months ended June 30, 2014, as compared to 12 Consolidated Hotels at June 30, 2013.

Revenue, net cash provided by operating activities and MFFO for both the three and six months ended June 30, 2014 were primarily driven by our 2013 and 2014 investment activity.

For the three and six months ended June 30, 2014, we recognized net losses attributable to CWI stockholders of $12.1 million and $20.7 million, respectively, primarily reflecting acquisition-related expenses of $15.0 million and $15.4 million, respectively.

CWI 6/30/2014 10-Q – 25

Results of Operations

We began making investments in 2011 and as such have a limited operating history. We are dependent upon the proceeds raised from our follow-on offering to conduct our acquisition activities. We invest in hotels that may require significant renovations. During the renovation period, hotel operations are disrupted, negatively impacting our results of operations. For each acquisition, we also incur acquisition-related costs and fees that impact our results of operations. We utilize the capital from our offering proceeds and mortgage indebtedness to fund our acquisitions.

The following table presents the comparative results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Hotel Revenues	$86,857	$21,015	$65,842	$146,542	$32,314	$114,228

Hotel Expenses	69,747	15,927	53,820	126,382	25,664	100,718

Other Operating Expenses
Acquisition-related expenses	14,998	6,474	8,524	15,377	11,866	3,511
Corporate general and administrative expenses	2,708	1,153	1,555	5,514	2,370	3,144
Asset management fees to affiliate and other	1,602	561	1,041	3,019	951	2,068
	19,308	8,188	11,120	23,910	15,187	8,723

Operating Loss	(2,198)	(3,100)	902	(3,750)	(8,537)	4,787

Other Income and (Expenses)
Interest expense	(8,344)	(2,335)	(6,009)	(15,297)	(3,836)	(11,461)
Net income from equity investments in real estate	273	350	(77)	398	482	(84)
Interest income	15	—	15	26	—	26
	(8,056)	(1,985)	(6,071)	(14,873)	(3,354)	(11,519)

Loss from Operations Before Income Taxes	(10,254)	(5,085)	(5,169)	(18,623)	(11,891)	(6,732)
Provision for income taxes	(1,684)	(500)	(1,184)	(2,101)	(547)	(1,554)
Net Loss	(11,938)	(5,585)	(6,353)	(20,724)	(12,438)	(8,286)
(Income) loss attributable to noncontrolling interests	(188)	168	(356)	24	78	(54)
Net Loss Attributable to CWI Stockholders	$(12,126)	$(5,417)	$(6,709)	$(20,700)	$(12,360)	$(8,340)

CWI 6/30/2014 10-Q – 26

The following table sets forth the average occupancy rate, ADR and RevPAR from of our Consolidated Hotels for the three and six months ended June 30, 2014 and 2013. Same Store Hotels are those we acquired prior to January 1, 2013, which include Hampton Inn Boston Braintree, Hilton Garden Inn New Orleans French Quarter/CBD, Lake Arrowhead Resort and Spa and Courtyard San Diego Mission Valley. Recently Acquired Hotels are those that we acquired subsequent to December 31, 2012 and include the remaining Consolidated Hotels listed in Note 4. In the year of acquisition, this information represents data from the hotels respective acquisition dates through period end.

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Occupancy Rate	ADR	RevPAR	Occupancy Rate	ADR	RevPAR
Same Store Hotels	75.6%	$142.89	$107.97	68.3%	$139.08	$94.98
Recently Acquired Hotels	75.9%	204.34	155.17	77.9%	148.77	115.84

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Occupancy Rate	ADR	RevPAR	Occupancy Rate	ADR	RevPAR
Same Store Hotels	78.9%	$147.20	$116.15	72.5%	$138.39	$100.29
Recently Acquired Hotels	80.6%	216.78	174.75	79.5%	154.81	123.10

Hotel Revenues

For the three and six months ended June 30, 2014 as compared to the same periods in 2013, hotel revenues increased by $65.8 million and $114.2 million, respectively.

Same Store Hotel revenues totaled $10.7 million and $19.7 million for the three and six months ended June 30, 2014 as compared to $9.3 million and $17.3 million for the comparable prior year periods. The increase in revenues is largely attributable to the completion of planned renovations at Hampton Inn Boston Braintree and Lake Arrowhead Resort and Spa. Hampton Inn Boston Braintree experienced significant renovation-related disruption during the first quarter of 2013, while Lake Arrowhead Resort and Spa experienced significant renovation-related disruption during both the first and second quarters of 2013, which negatively impacted their results during those periods. The improvement in occupancy rates, ADR and RevPAR for the three and six months ended June 30, 2014 as compared to the same periods in 2013 are a direct result of these factors.

Recently Acquired Hotel revenues totaled $76.2 million and $126.8 million for the three and six months ended June 30, 2014 as compared to $11.7 million and $15.0 million during the comparable prior year periods. We acquired eight hotels during the six months ended June 30, 2013 and four hotels throughout the remainder of 2013. We acquired five hotels during the six months ended June 30, 2014. As illustrated by the acquisition dates listed in Note 4, these results are not comparable year over year because of hotel acquisitions in 2013 and 2014.

Hotel Expenses

For the three months ended June 30, 2014 and 2013, our Consolidated Hotels incurred aggregate hotel operating expenses of $69.7 million and $15.9 million, respectively, representing 80.3% and 75.8% of hotel revenues, respectively. For the six months ended June 30, 2014 and 2013, our Consolidated Hotels incurred aggregate hotel operating expenses of $126.4 million and $25.7 million, respectively, representing 86.2% and 79.4% of hotel revenues, respectively. The increase in hotel expenses as a percentage of hotel revenue was primarily a result of the change in revenue mix from the addition of six full-service hotels in 2013, which generally have higher hotel expenses than select-service hotels.

For the three months ended June 30, 2014 and 2013, hotel expenses attributable to our Same Store Hotels were $9.0 million and $7.9 million, respectively, representing 84.8% and 84.4% of hotel revenues, respectively. For the six months ended June 30, 2014 and 2013, hotel expenses attributable to our Same Store Hotels were $17.3 million and $15.1 million, respectively, representing 87.7% and 87.4%, respectively, of hotel revenues.

For the three months ended June 30, 2014 and 2013, hotel expenses attributable to our Recently Acquired Hotels were $60.7 million and $8.0 million, respectively. For the six months ended June 30, 2014 and 2013, hotel expenses attributable to our Recently Acquired Hotels were $109.1 million and $10.6 million, respectively. As illustrated by the acquisition dates listed in Note 4, these results are not comparable year over year because of hotel acquisitions in 2013 and 2014.

CWI 6/30/2014 10-Q – 27

Acquisition-Related Expenses

We immediately expense acquisition-related costs and fees associated with acquisitions of our Consolidated Hotels that are accounted for as business combinations.

For the three and six months ended June 30, 2014, acquisition-related expenses were $15.0 million and $15.4 million, respectively, and relate to our 2014 Acquisitions.

Corporate General and Administrative Expenses

For the three and six months ended June 30, 2014 as compared to the same period in 2013, corporate general and administrative expenses increased by $1.6 million and $3.1 million, respectively, primarily due to the reimbursement to the advisor for the cost of personnel allocable to their time devoted to providing administrative services to us. This reimbursement commenced in the first quarter of 2014 and totaled $0.8 million and $1.6 million, respectively, for the three and six months ended June 30, 2014. Prior to the first quarter of 2014, such expenses had not been allocated to us by the advisor (Note 3).

In addition, for the three and six months ended June 30, 2014 as compared to the same period in 2013, professional fees increased $0.2 million and $0.7 million, respectively, state franchise, excise and tourism taxes increased $0.1 million and $0.3 million, respectively, and rent expense increased $0.1 million and $0.2 million, respectively. Professional fees, which include legal, accounting and investor-related expenses incurred in the normal course of business, increased primarily as a result of an increase in the size of our hotel portfolio in the current year periods compared to the prior periods, as well as costs associated with our follow-on offering.

Asset Management Fees to Affiliate and Other

Asset management fees to affiliate and other primarily represent fees paid to the advisor. We pay the advisor an annual asset management fee equal to 0.50% of the aggregate Average Market Value of our Investments, both as defined in our advisory agreement with our advisor (Note 3).

For the three and six months ended June 30, 2014 as compared to the same periods in 2013, asset management fees to affiliate and other increased by $1.0 million and $2.1 million, respectively, which reflects our Recently Acquired Hotels.

Operating Loss

For the three and six months ended June 30, 2014, operating loss was $2.2 million and $3.8 million, respectively, as compared to a loss of $3.1 million and $8.5 million for the three and six months ended June 30, 2013, respectively. The increase in acquisition-related expenses for both the three and six months ended June 30, 2014 as compared to the same periods in the prior year was more than offset by the impact of our 2013 and 2014 investment activity on our operating results. The comparison of our results period over period are influenced by both the number and size of the hotels consolidated in each of the respective periods.

Interest Expense

For the three and six months ended June 30, 2014 as compared to the same periods in 2013, interest expense increased by $6.0 million and $11.5 million respectively, primarily as a result of mortgage financing obtained in connection with our Recently Acquired Hotels.

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

For both the three and six months ended June 30, 2014 as compared to the same periods in 2013, net income from equity investments decreased $0.1 million. In July 2013, we sold our interest in the Long Beach Venture, which resulted in decreases in income from equity investments of $0.6 million and $0.7 million, respectively, when comparing the three and six months

CWI 6/30/2014 10-Q – 28

ended June 30, 2014 to the same periods in 2013. These decreases were partially offset by increases in income from the Hyatt French Quarter Venture of $0.3 million and $0.4 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013, primarily as a result of improved operating results at the hotel and lower interest expense incurred by the venture as a result of refinancing its outstanding mortgage loan during the third quarter of 2013, as well as decreases in losses from the Westin Atlanta Venture of $0.2 million for both the three and six months ended June 30, 2014 as compared to the same periods in 2013. The decreases in losses from the Westin Atlanta Venture were primarily a result of the completion of guest room renovations, which commenced in September 2013 and were completed during April 2014. The hotel experienced an overall weak demand prior to and during the renovation period. Additionally, in accordance with the joint venture agreement, our venture partner has made capital contributions to fund renovations, thereby increasing its ownership percentage in the venture, which has decreased our allocable share of losses incurred by the venture.

Net Loss Attributable to CWI Stockholders

For the three and six months ended June 30, 2014 as compared to the same periods in 2013, the resulting net loss attributable to CWI stockholders increased by $6.7 million and $8.3 million, respectively.

Modified Funds from Operations

MFFO is a non-GAAP measure we use to evaluate our business. For a definition of MFFO and a reconciliation to net income attributable to CWI stockholders, see Supplemental Financial Measures below.

For the three and six months ended June 30, 2014 as compared to the same periods in 2013, MFFO increased by $9.3 million and $8.7 million, respectively, principally reflecting our 2013 and 2014 investment activity.

Financial Condition

Our initial public offering terminated on September 15, 2013 and we commenced our follow-on offering on December 20, 2013. We expect to use uninvested capital raised from our follow-on offering to continue to acquire hotels and to own and manage our expanded hotel portfolio as well as seek to enhance the value of our interests in lodging and lodging-related properties.

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

Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements generally through existing cash and escrow balances and cash flow generated from our hotels, if any. We may also use short-term borrowings from the advisor or its affiliates to fund acquisitions, at the advisor’s discretion, as described below in Cash Resources. We expect that cash flow from operations will be negatively impacted in the period of acquisition by several factors, primarily acquisition-related costs, renovation disruption and other administrative costs related to our regulatory reporting requirements specific to each acquisition. Once our funds are fully invested and any renovations are completed, we believe that our hotels will generate positive cash flow. However, until our offering proceeds are fully invested and any renovations have been completed, it may be necessary to use uninvested proceeds from our follow-on offering to fund a portion of our operating activities, as well as to fund distributions. Over time, we expect to meet our long-term liquidity requirements, including funding additional hotel property acquisitions, through cash on hand and long-term secured and unsecured borrowings.

To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from future cash generated from operations or through short-term borrowings from the advisor or its affiliates, as described below in Cash Resources. In addition, we may incur indebtedness in connection with the acquisition of real estate, refinance the

CWI 6/30/2014 10-Q – 29

debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financings or refinancings in additional properties.

Sources and Uses of Cash During the Period

We expect to use the cash flow generated from hotel operations to meet our normal recurring operating expenses and service debt. Our cash flows fluctuate from period to period due to a number of factors, which may include, among other things, the financial and operating performance of our hotels, the timing of purchases of hotels, the timing and characterization of distributions from equity method investments in hotels and seasonality in the demand for our hotels. Also, many hotels we invest in require renovations. During periods of renovation, the hotel may experience disruptions, possibly resulting in reduced revenue and operating income. Despite these fluctuations, we believe that, as we continue to invest the proceeds from our follow-on offering, we will generate sufficient cash from operations and from our equity method investments to meet our normal recurring short-term and long-term liquidity needs. However, through the date of this Report, our investments have not generated sufficient cash flow from operations to meet our short-term liquidity needs, which we expect will continue until we have fully invested the proceeds from our follow-on offering and any renovations at our hotels have been completed. Therefore, we expect to use existing cash resources, as described below in Cash Resources, and the issuance of securities in our follow-on offering to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities

During the six months ended June 30, 2014, net cash provided by operating activities was $5.1 million as compared to net cash used in operations of $2.7 million for the same period in 2013. Net cash inflow during the six months ended June 30, 2014 primarily resulted from net cash flow from hotel operations due to our investment activity during 2014 and 2013, which more than offset acquisition-related expenses and other operating costs. Net cash inflow during the six months ended June 30, 2014 was positively impacted by both the number and size of our Recently Acquired Hotels. Net cash outflows during the six months ended June 30, 2013 primarily resulted from acquisition-related expenses that we incurred and the impact of renovation-related disruptions on hotel operating results during the period.

Investing Activities

During the six months ended June 30, 2014, we used offering proceeds totaling $415.3 million for our 2014 Acquisitions (Note 4), funded $10.5 million of capital expenditures for our Consolidated Hotels and placed funds into and released funds from lender-held escrow accounts totaling $33.6 million and $28.0 million, respectively, for renovations, property taxes and insurance.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2014 was $369.2 million, primarily as a result of mortgage financing obtained in connection with our 2014 Acquisitions totaling $266.5 million (Note 9) and raising funds through the issuance of shares of our common stock in our follow-on offering totaling $108.4 million, net of issuance costs during the six months ended June 30, 2014. In addition, we received proceeds from a loan from WPC for $11.0 million to fund, in part, an acquisition (Note 3) and contributions from noncontrolling interest of $7.9 million (Note 4).

These inflows were partially offset by cash distributions paid to stockholders of $18.7 million, which were comprised of cash distributions of $7.4 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $11.3 million, deferred financing costs of $2.1 million and distributions to noncontrolling interests totaling $1.1 million, comprised entirely of the Available Cash Distribution by the Operating Partnership (Note 3).

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. From inception through June 30, 2014, we declared distributions, excluding distributions paid in shares of our common stock, to stockholders totaling $47.1 million, which were comprised of cash distributions of $19.7 million and $27.4 million of distributions that were reinvested by stockholders in shares of our common stock pursuant to our DRIP. We have determined that FFO, a non-GAAP metric, is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. To date, we have not yet generated sufficient FFO to fund all our distributions; therefore, we funded substantially all of our cash distributions through June 30, 2014 from the proceeds of our initial public offering and follow-on offering, with a portion being funded from FFO.

CWI 6/30/2014 10-Q – 30

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the fourth quarter of 2013, we received requests to redeem 39,733 shares of our common stock pursuant to our redemption plan. In December 2013, our board of directors approved a deferral to January 2014 of redemptions that would have otherwise occurred during December 2013 in order to correspond with our follow-on offering and the establishment of our offering price; therefore, these requests were satisfied in January 2014. Additionally, during the six months ended June 30, 2014, we received requests to redeem 84,738 shares of our common stock pursuant to our redemption plan, all of which were redeemed in the same period. We redeemed all of these requests at an average price per share of $9.60 in accordance with the terms of that plan. We funded all of the share redemptions during the six months ended June 30, 2014 from the proceeds of the sale of shares of our common stock pursuant to our DRIP.

Summary of Financing

The table below summarizes our non-recourse debt (dollars in thousands):

	June 30, 2014	December 31, 2013
Carrying Value
Fixed rate	$590,398	$358,424
Variable rate	238,310	204,634
Total	$828,708	$563,058
Percent of Total Debt
Fixed rate	71%	64%
Variable rate	29%	36%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.5%	4.6%
Variable rate (a)	4.7%	4.9%
___________

(a)
At June 30, 2014, all of our variable-rate debt was effectively converted to fixed-rate debt through interest rate swap derivative instruments or was subject to an interest rate cap, but for which the applicable interest rate was below the interest rate cap at June 30, 2014. These rates are reflected in the weighted-average interest rate.

Cash Resources

At June 30, 2014, our cash resources consisted of cash totaling $52.5 million, of which $27.7 million was designated as hotel operating cash. Our cash resources may be used to fund future investments and can be used for working capital needs, debt service and other commitments, such as renovation commitments as noted below.

In January 2013, our board of directors and the board of directors of WPC approved unsecured loans to us of up to $50.0 million in the aggregate, for the purpose of facilitating acquisitions approved by our investment committee that we might not otherwise have sufficient available funds to complete. On June 25, 2014, we obtained an $11.0 million loan from WPC to fund, in part, our acquisition of the dual-branded Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center (Note 3). This loan was repaid in full on July 22, 2014.

Cash Requirements

During the next 12 months, we expect that our cash payments will include acquiring new investments, paying distributions to our stockholders, making scheduled debt payments, reimbursing the advisor for costs incurred on our behalf, fulfilling our intended renovation commitments (Note 10), funding operating and other lease commitments, and paying normal recurring operating expenses. Balloon payments totaling $38.5 million on our consolidated mortgage loan obligations are due during the next 12 months. Our advisor intends to refinance certain of these loans, although there can be no assurance that we will be able to do so on favorable terms, if at all. Ground lease and office lease commitments totaling $3.3 million are expected to be funded during the next 12 months.

We expect to fund future investments, renovations, operating and other lease commitments and scheduled debt maturities on our mortgage loans through funds raised from our follow-on offering, cash on hand, cash generated from operations, or, for

CWI 6/30/2014 10-Q – 31

acquisitions and renovations, through short-term borrowings from the advisor or its affiliates and amounts held in escrow accounts, respectively.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations at June 30, 2014 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — Principal (a)	$828,798	$30,444	$111,500	$282,795	$404,059
Note payable to affiliate (b)	11,000	11,000	—	—	—
Interest on borrowings (c)	202,636	38,115	70,123	51,006	43,392
Capital commitments (d)	28,834	28,834	—	—	—
Operating and other lease commitments (e)	677,624	3,343	6,893	7,180	660,208
Asset retirement obligations, net (f)	468	—	—	—	468
Due to related party (g)	626	626	—	—	—
	$1,749,986	$112,362	$188,516	$340,981	$1,108,127
___________

(a)	Excludes unamortized discount of $0.1 million.

(b)	This note was repaid in full in July 2014 (Note 3).

(c)	For variable-rate debt, interest on borrowings is calculated using the swapped or capped interest rate, when in effect.

(d)	Capital commitments represent our remaining contractual renovation commitments at our Consolidated Hotels.

(e)
Operating commitments consist of rental obligations under ground leases. Other lease commitments consist of rent obligations under ground leases and our share of future rents payable pursuant to the advisory agreement for the purpose of leasing office space used for the administration of real estate entities. At June 30, 2014, this balance primarily related to our commitments on ground leases for two hotels, which expire in 2087 and 2099 and have rent obligations consistently increasing throughout their respective terms, therefore the most significant commitments occur near the conclusion of the leases.

(f)	Represents the future amounts of obligations estimated for the removal of asbestos and environmental waste in connection with one of our acquisitions upon the retirement or sale of the asset.

(g)
Represents amounts advanced by the advisor for organization and offering costs, subject to a limitation of 4% of offering proceeds under the advisory agreement, that we were obligated to pay at June 30, 2014 (Note 3).

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

CWI 6/30/2014 10-Q – 32

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

CWI 6/30/2014 10-Q – 33

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

CWI 6/30/2014 10-Q – 34

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO and MFFO accordingly.

FFO and MFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss attributable to CWI stockholders	$(12,126)	$(5,417)	$(20,700)	$(12,360)
Adjustments:
Depreciation and amortization of real property	10,592	3,012	19,657	4,813
Proportionate share of adjustments for partially-owned entities — FFO adjustments	675	528	(228)	1,145
FFO — as defined by NAREIT	(859)	(1,877)	(1,271)	(6,402)
Acquisition expenses (a)	14,998	6,474	15,377	11,866
Other depreciation, amortization and non-cash charges	23	23	42	49
Straight-line and other rent adjustments	1,014	—	1,617	—
Proportionate share of adjustments for partially-owned entities — MFFO adjustments	(895)	328	(1,259)	273
Total adjustments	15,140	6,825	15,777	12,188
MFFO	$14,281	$4,948	$14,506	$5,786
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

CWI 6/30/2014 10-Q – 35

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

At June 30, 2014, we estimated that the net fair value of our interest rate swaps and cap, which are included in Other assets and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, were in a net liability position of $0.7 million (Note 8).

At June 30, 2014, all of our long-term debt bore interest at fixed rates, was swapped to a fixed rate or was subject to an interest rate cap. The annual interest rates on our fixed-rate debt at June 30, 2014 ranged from 3.8% to 5.3%. The contractual annual interest rates on our variable-rate debt at June 30, 2014 ranged from 3.4% to 5.7%. Our debt obligations are more fully described under Financial Condition – Summary of Financing in Item 2 above. The following table presents principal cash outflows for our Consolidated Hotels for the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter based upon expected maturity dates of our debt obligations outstanding at June 30, 2014 (in thousands):

	2014 (Remainder)	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed-rate debt	$819	$20,309	$4,145	$6,870	$115,954	$442,391	$590,488	$593,805
Variable-rate debt	$640	$10,880	$80,974	$69,423	$44,036	$32,357	$238,310	$243,652

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates, has effectively been converted to a fixed rate through the use of interest rate swaps or that has been subject to an interest rate cap is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at June 30, 2014 by an aggregate increase of $38.0 million or an aggregate decrease of $37.7 million, respectively.

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2014 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CWI 6/30/2014 10-Q – 36

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2014, we issued 150,436 shares of common stock to the advisor as consideration for asset management fees and 90,284 shares as consideration for personnel and overhead cost reimbursement, all at $10.00 per share, which represents our offering price. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

Use of Offering Proceeds

We have fully invested the proceeds from our initial public offering. We intend to use the net proceeds from our follow-on offering to continue to acquire hotels and to own and manage our expanded hotel portfolio and fund distributions to our stockholders. The use of proceeds from our initial public offering of common stock, which commenced in March 2011 pursuant to a registration statement (File No. 333-149899) that was declared effective in September 2010 and terminated on September 15, 2013, was as follows at June 30, 2014 (in thousands, except share amounts):

Shares registered	100,000,000
Aggregate price of offering amount registered	$1,000,000
Shares sold (a)	57,807,396

Aggregated offering price of amount sold	$575,810
Direct or indirect payments to the advisor including directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(47,666)
Direct or indirect payments to broker-dealers	(17,283)
Net offering proceeds to the issuer after deducting expenses	510,861
Purchases of real estate related assets, net of financings	(512,522)
Cash distributions paid to stockholders	(36,646)
Repayment of mortgage financing	(3,752)
Acquisition costs expensed	(48,365)
Proceeds from sale of equity investment	21,993
Net use of temporary investments in cash	$(68,431)
___________

(a)	Excludes shares issued to affiliates, including our advisor, and shares issued pursuant to our DRIP.

CWI 6/30/2014 10-Q – 37

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended June 30, 2014:

2014 Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April	$—	$—	N/A	N/A
May	—	—	N/A	N/A
June	63,716	9.55	N/A	N/A
Total	63,716
___________

(a)
Represents shares of our common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders who have held their shares for at least one year from the date of their issuance, subject to certain exceptions, conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. We receive fees in connection with share redemptions. We satisfied all of the above redemption requests received during the three months ended June 30, 2014.

CWI 6/30/2014 10-Q – 38

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

101
The following materials from Carey Watermark Investors Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2014 and 2013, (iv) Consolidated Statements of Equity for the six months ended June 30, 2014 and the year ended December 31, 2013, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CWI 6/30/2014 10-Q – 39

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors Incorporated
Date:	August 12, 2014
		By:	/s/ Catherine D. Rice
Catherine D. Rice
Chief Financial Officer
(Principal Financial Officer)

Date:	August 12, 2014
		By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Accounting Officer
(Principal Accounting Officer)

CWI 6/30/2014 10-Q – 40

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

101
The following materials from Carey Watermark Investors Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2014 and 2013, (iv) Consolidated Statements of Equity for the six months ended June 30, 2014 and the year ended December 31, 2013, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.
Filed herewith