Form 10-Q
period 2014-09-30
Carey Watermark Investors Inc
filed 2014-11-12
CIK 1430259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Registrant has 100,510,918 shares of common stock, $0.001 par value, outstanding at October 31, 2014.

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

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

CWI 9/30/2014 10-Q – 1

PART I
Item 1. Financial Statements.

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
Assets
Investments in real estate:
Hotels, at cost	$1,312,177	$871,682
Accumulated depreciation	(49,982)	(18,397)
Net investments in hotels	1,262,195	853,285
Equity investments in real estate	14,170	14,915
Net investments in real estate	1,276,365	868,200
Cash	130,270	109,373
Intangible assets, net	41,825	42,795
Due from related parties and affiliates	—	12
Accounts receivable	13,498	8,332
Restricted cash	47,461	42,151
Other assets	29,968	12,505
Total assets	$1,539,387	$1,083,368
Liabilities and Equity
Liabilities:
Non-recourse debt	$828,008	$563,058
Accounts payable, accrued expenses and other liabilities	57,090	31,491
Due to related parties and affiliates	2,052	5,225
Distributions payable	11,803	9,309
Total liabilities	898,953	609,083
Commitments and contingencies (Note 10)
Equity:
Carey Watermark Investors Incorporated stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized; 91,803,186 and 67,759,026 shares issued, respectively; and 91,491,484 and 67,703,835 shares outstanding, respectively	92	68
Additional paid-in capital	741,607	525,000
Distributions and accumulated losses	(112,402)	(62,868)
Accumulated other comprehensive income (loss)	74	(136)
Less: treasury stock at cost, 311,702 and 55,191 shares, respectively	(3,000)	(525)
Total Carey Watermark Investors Incorporated stockholders’ equity	626,371	461,539
Noncontrolling interests	14,063	12,746
Total equity	640,434	474,285
Total liabilities and equity	$1,539,387	$1,083,368

See Notes to Consolidated Financial Statements.

CWI 9/30/2014 10-Q – 2

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Hotel Revenues
Rooms	$71,732	$29,882	$174,302	$56,067
Food and beverage	17,123	7,597	47,085	11,480
Other hotel income	8,276	3,535	22,286	5,781
Total Hotel Revenues	97,131	41,014	243,673	73,328
Operating Expenses
Hotel Expenses
Rooms	17,578	6,680	46,063	12,665
Food and beverage	13,065	5,593	35,272	8,470
Other hotel operating expenses	4,580	2,016	12,273	3,093
Sales and marketing	8,922	3,592	21,838	7,058
General and administrative	7,312	3,219	19,217	5,941
Property taxes, insurance and rent	7,203	1,974	17,609	3,630
Repairs and maintenance	3,338	1,409	8,862	2,664
Utilities	2,914	1,399	7,431	2,538
Management fees	2,309	796	5,550	1,506
Depreciation and amortization	12,721	5,376	32,207	10,155
Total Hotel Expenses	79,942	32,054	206,322	57,720

Other Operating Expenses
Acquisition-related expenses	1,477	5,384	16,854	17,250
Corporate general and administrative expenses	2,547	1,619	8,062	3,989
Asset management fees to affiliate and other	1,912	833	4,931	1,783
Total Other Operating Expenses	5,936	7,836	29,847	23,022
Operating Income (Loss)	11,253	1,124	7,504	(7,414)
Other Income and (Expenses)
Interest expense	(9,951)	(4,356)	(25,248)	(8,192)
Net (loss) income from equity investments in real estate	(858)	117	(460)	599
Interest income	10	1	36	2
	(10,799)	(4,238)	(25,672)	(7,591)
Income (Loss) from Operations Before Income Taxes	454	(3,114)	(18,168)	(15,005)
Provision for income taxes	(918)	(392)	(3,019)	(939)
Net Loss	(464)	(3,506)	(21,187)	(15,944)
Loss attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $1,193, $0, $2,247, and $0, respectively)	3,294	451	3,318	529
Net Income (Loss) Attributable to CWI Stockholders	$2,830	$(3,055)	$(17,869)	$(15,415)
Basic and Diluted Income (Loss) Per Share	$0.03	$(0.05)	$(0.23)	$(0.36)
Basic and Diluted Weighted-Average Shares Outstanding	86,081,584	59,342,524	76,978,784	42,300,081

Distributions Declared Per Share	$0.1375	$0.1500	$0.4125	$0.4500

See Notes to Consolidated Financial Statements.

CWI 9/30/2014 10-Q – 3

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Loss	$(464)	$(3,506)	$(21,187)	$(15,944)
Other Comprehensive Income (Loss)
Other comprehensive income (loss) before reclassifications — unrealized gain (loss) on derivative instruments	592	(1,925)	(1,637)	(962)
Amounts reclassified from accumulated other comprehensive (loss) income to interest expense — unrealized loss on derivative instruments	418	272	1,244	490
Amounts reclassified from accumulated other comprehensive (loss) income to net (loss) income from equity investments — unrealized loss on derivative instruments	136	48	403	48
Comprehensive Income (Loss)	682	(5,111)	(21,177)	(16,368)

Amounts Attributable to Noncontrolling Interests
Net loss	3,294	451	3,318	529
Change in unrealized (gain) loss on derivative instruments	(328)	139	200	139
Comprehensive loss attributable to noncontrolling interests	2,966	590	3,518	668
Comprehensive Income (Loss) Attributable to CWI Stockholders	$3,648	$(4,521)	$(17,659)	$(15,700)

See Notes to Consolidated Financial Statements.

CWI 9/30/2014 10-Q – 4

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Nine Months Ended September 30, 2014 and Year Ended December 31, 2013
(in thousands, except share and per share amounts)

	CWI Stockholders
	Shares	Common Stock	Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total CWI Stockholders	Noncontrolling Interests	Total
Balance at January 1, 2013	16,299,940	$16	$142,645	$(9,166)	$(299)	$(331)	$132,865	$517	$133,382
Net loss				(31,906)			(31,906)	1,507	(30,399)
Shares issued, net of offering costs	42,696,113	43	379,678				379,721		379,721
Shares issued to affiliates	251,071	1	2,510				2,511		2,511
Contributions from noncontrolling interests							—	12,917	12,917
Distributions to noncontrolling interests							—	(2,067)	(2,067)
Shares issued under share incentive plans	9,841	—	127				127		127
Stock-based compensation to directors	4,000	—	40				40		40
Stock dividends issued ($0.2125 per share) (a) (b)	8,463,537	8	—				8		8
Distributions declared ($0.5875 per share)				(21,796)			(21,796)		(21,796)
Other comprehensive income:
Change in net unrealized gain (loss) on derivative instruments					163		163	(128)	35
Repurchase of shares	(20,667)					(194)	(194)		(194)
Balance at December 31, 2013	67,703,835	68	525,000	(62,868)	(136)	(525)	461,539	12,746	474,285
Net loss				(17,869)			(17,869)	(3,318)	(21,187)
Shares issued, net of offering costs	23,364,851	23	209,740				209,763		209,763
Shares issued to affiliates	652,647	1	6,526				6,527		6,527
Contributions from noncontrolling interests							—	7,886	7,886
Distributions to noncontrolling interests							—	(3,051)	(3,051)
Shares issued under share incentive plans	8,662	—	161				161		161
Stock-based compensation to directors	18,000	—	180				180		180
Distributions declared ($0.4125 per share)				(31,665)			(31,665)		(31,665)
Other comprehensive income:
Change in net unrealized gain (loss) on derivative instruments					210		210	(200)	10
Repurchase of shares	(256,511)					(2,475)	(2,475)		(2,475)
Balance at September 30, 2014	91,491,484	$92	$741,607	$(112,402)	$74	$(3,000)	$626,371	$14,063	$640,434
___________

(a)	Inclusive of 34,270 shares related to the stock distribution declared in the fourth quarter of 2012 and reflected as issued in the first quarter of 2013.

(b)	Inclusive of a special stock dividend equivalent to $0.1375 per share issued during the fourth quarter of 2013.

See Notes to Consolidated Financial Statements.

CWI 9/30/2014 10-Q – 5

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2014	2013 (a)
Cash Flows — Operating Activities
Net loss	$(21,187)	$(15,944)
Adjustments to net loss:
Depreciation and amortization	32,207	10,155
Asset management fees and reimbursable costs to affiliates settled in shares	7,517	1,783
(Decrease) increase in due to related parties and affiliates	(4,312)	1,382
Straight-line rent adjustments	2,853	—
Amortization of deferred financing costs, ground lease intangible and other	1,549	557
Loss from equity investments in real estate in excess of distributions received	460	741
Amortization of share incentive plans	341	126
Net changes in other operating assets and liabilities	3,719	3,622
Net Cash Provided by Operating Activities	23,147	2,422

Cash Flows — Investing Activities
Acquisition of hotels	(415,278)	(482,743)
Funds placed in escrow	(46,523)	(19,386)
Funds released from escrow	43,718	11,077
Capital expenditures	(17,752)	(9,060)
Deposits for hotel investments	(15,149)	(10,623)
Deposits released for hotel investments	8,230	8,503
Distributions received from equity investments in excess of equity income	298	28,221
Net Cash Used in Investing Activities	(442,456)	(474,011)

Cash Flows — Financing Activities
Proceeds from mortgage financing	266,548	305,241
Proceeds from issuance of shares, net of offering costs	206,068	376,431
Distributions paid	(29,171)	(7,900)
Proceeds from note payable to affiliate	11,000	—
Repayment of note payable to affiliate	(11,000)	—
Contributions from noncontrolling interest	7,886	12,892
Distributions to noncontrolling interests	(3,051)	—
Purchase of treasury stock	(2,475)	(184)
Deferred financing costs	(2,089)	(3,363)
Deposits for mortgage financing	(1,867)	(576)
Repayment of mortgage financing	(1,664)	(324)
Deposits released for mortgage financing	183	—
Purchase of interest rate cap	(113)	—
Withholding on restricted stock units	(49)	(46)
Net Cash Provided by Financing Activities	440,206	682,171

Change in Cash During the Period
Net increase in cash	20,897	210,582
Cash, beginning of period	109,373	30,729
Cash, end of period	$130,270	$241,311
___________

(a)	Reflects a revised cash flow statement for the nine months ended September 30, 2013, as further discussed in Note 2.

See Notes to Consolidated Financial Statements.

CWI 9/30/2014 10-Q – 6

CAREY WATERMARK INVESTORS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business

Organization

Carey Watermark Investors Incorporated, or CWI, and, together with its consolidated subsidiaries, we, us, or our, is a publicly-owned, non-listed real estate investment trust, or REIT, formed as a Maryland corporation in March 2008 for the purpose of acquiring, owning, disposing of and, through our advisor, managing and seeking to enhance the value of interests in lodging and lodging-related properties primarily in the United States, or U.S. We conduct substantially all of our investment activities and own all of our assets through CWI OP, LP, or our Operating Partnership. We are a general partner and a limited partner and own a 99.985% capital interest in the Operating Partnership. Carey Watermark Holdings, LLC, or Carey Watermark Holdings, which is owned indirectly by both W. P. Carey Inc., or WPC, and Watermark Capital Partners, LLC, or Watermark Capital Partners, holds a special general partner interest in the Operating Partnership.

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

We held ownership interests in 23 hotels at September 30, 2014. See Note 4 for a complete listing of the hotels that we consolidate, or our Consolidated Hotels, and Note 5 for a complete listing of the hotels that we record as equity investments, or our Unconsolidated Hotels, at September 30, 2014.

Public Offerings

We raised $586.2 million in our initial public offering, which closed in September 2013. The proceeds from our initial public offering were fully invested by the end of the second quarter of 2014.

On October 25, 2013, we filed a registration statement on Form S-11 (File No. 333-191913) with the SEC for a continuous public offering of up to an additional $350.0 million of our common stock at $10.00 per share, which was declared effective by the SEC on December 20, 2013. The registration statement also covered the offering of up to $300.0 million of our common stock at $9.50 per share pursuant to our distribution reinvestment plan, or DRIP. We refer to this continuous public offering as the “follow-on offering.” We began selling shares in our follow-on offering in January 2014 and have raised $214.4 million through September 30, 2014. The gross offering proceeds raised exclude reinvested distributions through the DRIP of $17.7 million. We currently intend to close the follow-on offering on or about December 19, 2014 and in order to facilitate the final sales of shares, we have reallocated $200.0 million of the shares previously reserved for our DRIP to our follow-on offering. We intend to continue to invest the proceeds from our follow-on offering in lodging and lodging-related properties.

Note 2. Basis of Presentation

Basis of Presentation

Our interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of our consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the U.S., or GAAP.

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position, results of operations and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2013, which are included in our 2013 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

CWI 9/30/2014 10-Q – 7

Notes to Consolidated Financial Statements (Unaudited)

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

For purposes of determining the weighted-average number of shares of common stock outstanding, amounts for the three and nine months ended September 30, 2013 have been adjusted to treat stock distributions declared and effective through the date of filing, including a special stock dividend declared on December 19, 2013, as if they were outstanding as of January 1, 2013. No adjustment is required for the three or nine months ended September 30, 2014 as no stock distributions were declared either during the three or nine months ended September 30, 2014 or subsequent to that date through our filing date.

Reclassifications

Certain prior period amounts within operating cash flow and the consolidated statements of operations have been reclassified to conform to the current period presentation. These reclassifications had no impact on net loss for the periods presented.

Basis of Consolidation

Our consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries. The portion of equity in a consolidated subsidiary that is not attributable, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

When we obtain an economic interest in an entity, we evaluate the entity to determine if it is a variable interest entity, or VIE, and, if so, whether we are deemed to be the primary beneficiary and are therefore required to consolidate the entity. We performed an analysis of all of our subsidiary entities to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of our assessment, we have concluded that none of our subsidiaries qualified as a VIE. All our subsidiaries are either consolidated or accounted for as equity investments under the voting interest entity model.

We account for the capital interest held by Carey Watermark Holdings in the Operating Partnership as a noncontrolling interest. Based on the terms of the Operating Partnership agreement and that the initial investors are not yet earning their minimal return, the noncontrolling interest representing Carey Watermark Holding’s interest in the Operating Partnership has absorbed the operating losses to the extent of its original investment, and accordingly, no losses were allocated to Carey Watermark Holdings during the nine months ended September 30, 2014 or 2013.

Revision of Previously Issued Financial Statements

Following the issuance of our consolidated financial statements for the year ended December 31, 2013, we identified an error in the cash flow statement affecting how we presented cash flows provided by or used in operating, investing and financing activities for the periods shown below. This error was the result of treating deposits on hotel acquisitions and loan commitments as a reduction in operating cash flow during the periods in which the deposits were made instead of as investing and financing cash flows, respectively.

We assessed the materiality of the error described above on prior periods’ financial statements in accordance with Accounting Standards Codification 250 and the SEC’s Staff Accounting Bulletin No. 99, “Materiality,” and concluded that the impact of the error was not material to any previously issued financial statements. We have properly reflected the correction below in this Report. In addition, we have added supplemental disclosure of this non-cash financing activity. The error impacted the presentation of cash flow (used in) provided by operating activities, net cash used in investing activities and net cash provided by financing activities, and did not affect our consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive loss, consolidated statements of equity or cash balances for any reporting periods.

(in thousands)

	Net Cash (Used in) Provided by Operating Activities			Net Cash Used in Investing Activities			Net Cash Provided by Financing Activities
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Nine Months Ended September 30, 2013	$(274)	$2,696	$2,422	$(471,891)	$(2,120)	$(474,011)	$682,747	$(576)	$682,171

CWI 9/30/2014 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

Recent Accounting Requirements

The following Accounting Standards Updates, or ASUs, promulgated by the Financial Accounting Standards Board are applicable to us:

ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. Additionally, this guidance modifies disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective beginning in 2017, and early adoption is not permitted. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360). ASU 2014-08 changes the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity, or a business. Under this new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a “strategic shift that has or will have a major effect on an entity’s operations and financial results.” The new guidance also requires disclosures including pre-tax profit or loss and significant gains or losses arising from dispositions that represent an “individually significant component of an entity,” but do not meet the criteria to be reported as discontinued operations under ASU 2014-08. In the ordinary course of business we may sell properties, which, under prior accounting guidance, would have been reported each as discontinued operations; however, under ASU 2014-08 such property dispositions typically would not meet the criteria to be reported as discontinued operations. We elected to early adopt ASU 2014-08 prospectively for any dispositions after December 31, 2013. Consequently, individually significant operations that are sold or classified as held-for-sale during 2014 will not be reclassified to discontinued operations in the consolidated financial statements, but will be disclosed in the Notes to the consolidated financial statements. This ASU did not have any impact on our financial position or results of operations for any of the periods presented.

Note 3. Agreements and Transactions with Related Parties

Agreements with the Advisor and Affiliates

We have an advisory agreement with the advisor to perform certain services for us under a fee arrangement, including managing our overall business, the identification, evaluation, negotiation, purchase and disposition of lodging-related properties and the performance of certain administrative duties. The agreement that is currently in effect is scheduled to expire on September 30, 2015, unless renewed pursuant to its terms. The advisor has entered into a subadvisory agreement with the subadvisor, whereby the advisor pays 20% of the fees earned under the advisory agreement to the subadvisor and the subadvisor provides certain personnel services to us.

CWI 9/30/2014 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

The following tables present a summary of fees we paid and expenses we reimbursed to the advisor, subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amounts Included in the Consolidated Statements of Operations
Acquisition fees	$—	$4,072	$10,749	$12,427
Asset management fees	1,906	833	4,905	1,783
Personnel and overhead reimbursements	1,240	342	3,828	974
Available Cash Distribution	1,193	—	2,247	—
Interest expense	8	—	10	—
	$4,347	$5,247	$21,739	$15,184

Other Transaction Fees Incurred
Selling commissions and dealer manager fees	$10,012	$20,139	$20,857	$40,444
Offering costs	488	2,080	2,805	6,247
	$10,500	$22,219	$23,662	$46,691

	September 30, 2014	December 31, 2013
Amounts Due to Related Parties and Affiliates
Organization and offering costs due (from) to the advisor	$(22)	$62
Reimbursable costs	890	270
Other amounts due to the advisor	635	4,563
Due to joint venture partners	304	330
Due to Carey Financial	245	—
	$2,052	$5,225

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

Asset Management Fees, Dispositions Fees and Loan Refinancing Fees

We pay the advisor an annual asset management fee equal to 0.50% of the aggregate Average Market Value of our Investments, both as defined in our advisory agreement with the advisor. The advisor is also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property as well as a loan refinancing fee of up to 1% of a refinanced loan, if certain conditions described in the advisory agreement are met. If the advisor elects to receive all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our offering price of $10.00 per share. We paid all asset management fees for the three and nine months ended September 30, 2014 and 2013 in shares of our common stock rather than in cash at the election of the advisor. For the nine months ended September 30, 2014, $4.7 million in asset management fees were settled in shares. At September 30, 2014, the advisor owned 1,017,067 shares (1.1%) of our outstanding common stock. Asset management fees are included in Asset management fees to affiliate and other in the consolidated financial statements.

Personnel and Overhead Reimbursements

Pursuant to the subadvisory agreement, we reimburse the advisor, which subsequently reimburses the subadvisor, for personnel costs and other charges. We also grant restricted stock units to employees of the subadvisor pursuant to our 2010 Equity Incentive Plan. The subadvisor provides us with the services of Michael G. Medzigian, our chief executive officer, during the term of the subadvisory agreement, subject to the approval of our board of directors. Additionally, commencing in the first quarter of 2014, pursuant to the advisory agreement, we began reimbursing the advisor for the actual cost of personnel allocable

CWI 9/30/2014 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

to their time devoted to providing administrative services to us, which totaled $0.8 million and $2.4 million, respectively, for the three and nine months ended September 30, 2014, as well as rent expense that totaled less than $0.1 million and $0.3 million, respectively. Prior to the first quarter of 2014, the advisor had voluntarily foregone the reimbursement of these expenses, to which it was entitled under the advisory agreement. These reimbursements are included in Corporate general and administrative expenses and Due to related parties and affiliates in the consolidated financial statements and, with the approval of the independent members of our board of directors, are being settled in shares of our common stock at the election of the advisor. For the nine months ended September 30, 2014, $1.8 million of such fees were settled in shares.

Available Cash Distributions

Carey Watermark Holdings’ special general partner interest entitles it to receive distributions of 10% of Available Cash, as defined in the agreement of limited partnership of the Operating Partnership, or Available Cash Distributions, generated by the Operating Partnership, subject to certain limitations. In addition, in the event of the dissolution of the Operating Partnership, Carey Watermark Holdings will be entitled to receive distributions of up to 15% of net proceeds, provided certain return thresholds are met for the initial investors in the Operating Partnership. Available Cash Distributions by the Operating Partnership aggregated $1.2 million and $2.2 million during the three and nine months ended September 30, 2014 and is included in Loss attributable to noncontrolling interests in the consolidated financial statements.

Selling Commissions and Dealer Manager Fees

We have a dealer manager agreement with Carey Financial, LLC, or Carey Financial, whereby Carey Financial receives a selling commission of up to $0.70 per share sold and a dealer manager fee of up to $0.30 per share sold, a portion of which may be re-allowed to selected broker dealers. These amounts are recorded in Additional paid-in capital in the consolidated financial statements.

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

Through September 30, 2014, the advisor incurred organization and offering costs on our behalf related to our follow-on offering of approximately $2.8 million, all of which we were obligated to pay and have been reimbursed as of September 30, 2014. During the nine months ended September 30, 2014, we charged $1.4 million of deferred offering costs to stockholder’s equity.

Other Amounts Due to the Advisor

At September 30, 2014, the balance primarily represented asset management fees payable. At December 31, 2013, this balance primarily represented acquisition fees of $4.1 million payable to the advisor related to the Renaissance Chicago Downtown hotel acquired on December 20, 2013, which was paid in the first quarter of 2014.

Due to Joint Venture Partners

This balance is primarily comprised of amounts due from consolidated joint ventures to our joint venture partners related to hotel operating expenses paid by hotel managers that are affiliates of our joint venture partners, which will be reimbursed.

Other Transactions with Affiliates

In January 2013, our board of directors and the board of directors of WPC approved unsecured loans to us of up to $50.0 million in the aggregate, at a rate equal to the rate at which WPC is able to borrow funds under its senior unsecured credit facility, for the purpose of facilitating acquisitions approved by our investment committee. Any such loans may be made solely

CWI 9/30/2014 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

at the discretion of WPC’s management. On June 25, 2014, we obtained a loan from WPC to fund, in part, our acquisition of the Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center. The loan was for $11.0 million at a rate of 1.25% with a maturity date of June 30, 2015. The loan was repaid in full with interest on July 22, 2014. In September 2014, both our board of directors and the board of directors of WPC approved an increase in the aggregate available loan amount to $75.0 million.

Note 4. Net Investments in Hotels

Net investments in hotels is summarized as follows (in thousands):

	September 30, 2014	December 31, 2013
Buildings	$1,042,327	$685,108
Land	168,922	124,450
Furniture, fixtures and equipment	73,207	46,757
Building and site improvements	16,063	11,993
Construction in progress	11,658	3,374
Hotels, at cost	1,312,177	871,682
Less: Accumulated depreciation	(49,982)	(18,397)
Net investments in hotels	$1,262,195	$853,285

CWI 9/30/2014 10-Q – 12

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

(Dollars in thousands)

Hotels	State	Number of Rooms	% Owned	Our Initial Investment	Acquisition Date	Hotel Type	Renovation Status at September 30, 2014
Consolidated Hotels
Hampton Inn Boston Braintree (a)	Massachusetts	103	100%	$12,500	5/31/2012	Select-service	Completed
Hilton Garden Inn New Orleans French Quarter/CBD (a)	Louisiana	155	88%	16,176	6/8/2012	Select-service	Completed
Lake Arrowhead Resort and Spa (a)	California	173	97%	24,039	7/9/2012	Resort	Completed
Courtyard San Diego Mission Valley (a)	California	317	100%	85,000	12/6/2012	Select-service	Planned future
Hampton Inn Atlanta Downtown (b)	Georgia	119	100%	18,000	2/14/2013	Select-service	Completed
Hampton Inn Frisco Legacy Park (b)	Texas	105	100%	16,100	2/14/2013	Select-service	Completed
Hampton Inn Memphis Beale Street (b)	Tennessee	144	100%	30,000	2/14/2013	Select-service	Completed
Hampton Inn Birmingham Colonnade (b)	Alabama	133	100%	15,500	2/14/2013	Select-service	Completed
Hilton Garden Inn Baton Rouge Airport (b)	Louisiana	131	100%	15,000	2/14/2013	Select-service	Completed
Courtyard Pittsburgh Shadyside (b)	Pennsylvania	132	100%	29,900	3/12/2013	Select-service	Completed
Hutton Hotel Nashville (b)	Tennessee	247	100%	73,600	5/29/2013	Full-service	None planned
Holiday Inn Manhattan 6th Avenue Chelsea (b)	New York	226	100%	113,000	6/6/2013	Full-service	Completed
Fairmont Sonoma Mission Inn & Spa (b)	California	226	75%	76,647	7/10/2013	Resort	Planned future
Marriott Raleigh City Center (b)	North Carolina	400	100%	82,193	8/13/2013	Full-service	In progress
Hawks Cay Resort (b) (c)	Florida	429	100%	131,301	10/23/2013	Resort	In progress
Renaissance Chicago Downtown (b)	Illinois	553	100%	134,939	12/20/2013	Full-service	In progress
Hyatt Place Austin Downtown (b) (d)	Texas	296	100%	86,673	4/1/2014	Select-service	None planned
Courtyard Times Square West (b) (d)	New York	224	100%	87,443	5/27/2014	Select-service	None planned
Sheraton Austin Hotel at the Capitol (b) (d)	Texas	363	80%	90,220	5/28/2014	Full-service	Planned future
Marriott Boca Raton at Boca Center (b) (d)	Florida	256	100%	61,794	6/12/2014	Full-service	Planned future
Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center (b) (d)	Colorado	302	100%	81,262	6/25/2014	Select-service	None planned
		5,034		$1,281,287
_________

(a)	These hotels were acquired prior to January 1, 2013 and are referred to, collectively, as our Same Store Hotels.

(b)	These hotels were acquired subsequent to December 31, 2012 and are referred to, collectively, as our Recently Acquired Hotels.

(c)	Includes 252 two-, three-, and four-bedroom privately-owned villas that participate in the resort residential management program at this hotel, or the Villa Rental Program.

(d)	These hotels were acquired during the nine months ended September 30, 2014 and are referred to, collectively, as our 2014 Acquisitions.

CWI 9/30/2014 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

2014 Acquisitions

During the nine months ended September 30, 2014, we acquired five hotels with real estate and other hotel assets, net of assumed liabilities and inclusive of contributions from noncontrolling interests totaling $415.3 million. In connection with these acquisitions, we expensed acquisition costs of $15.4 million, including acquisition fees of $10.8 million paid to the advisor. See Note 9 for information about mortgage financing obtained in connection with these acquisitions and Note 10 for information about planned renovations on these hotels, as applicable.

The following tables present a summary of assets acquired and liabilities assumed in these business combinations, each at the date of acquisition, and revenues and earnings to the Company thereon, since their respective dates of acquisition through September 30, 2014 (in thousands):

	2014 Acquisitions
	Hyatt Place Austin Downtown	Courtyard Times Square West	Sheraton Austin Hotel at the Capitol	Marriott Boca Raton at Boca Center	Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center
Cash consideration	$86,673	$87,443	$90,220	$61,794	$81,262
Assets acquired at fair value:
Land	$9,100	$—	$18,210	$11,500	$5,663
Building	73,700	87,437	78,703	46,149	71,598
Furniture, fixtures and equipment	4,187	3,968	1,983	4,237	4,228
Accounts receivable	98	—	92	55	—
Other assets	179	368	373	295	362
Liabilities assumed at fair value:
Accounts payable, accrued expenses and other liabilities	(591)	(4,330)	(1,255)	(442)	(589)
Contributions from noncontrolling interests at fair value	—	—	(7,886)	—	—
Net assets acquired at fair value	$86,673	$87,443	$90,220	$61,794	$81,262

	For the Period from
	April 1, 2014 through September 30, 2014	May 27, 2014 through September 30, 2014	May 28, 2014 through September 30, 2014	June 12, 2013 through September 30, 2014	June 25, 2014 through September 30, 2014
Revenues	$9,337	$6,909	$8,106	$3,462	$4,728
Net income (loss)	$2,618	$594	$1,504	$(72)	$1,464

Asset Retirement Obligation

We have recorded an asset retirement obligation for the removal of asbestos and environmental waste in connection with one of our hotels. We estimated the fair value of the asset retirement obligation based on the estimated economic life of the hotel and the estimated removal costs. The liability was discounted using the weighted-average interest rate on the associated fixed-rate mortgage loan at the time the liability was incurred. At September 30, 2014 and December 31, 2013, our asset retirement obligation was $0.5 million and $0.4 million, respectively, and is included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

CWI 9/30/2014 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

Pro Forma Financial Information

The following unaudited consolidated pro forma financial information presents our financial results as if our 2014 Hotel Acquisitions, and the new financings related to these acquisitions, had occurred on January 1, 2013. These transactions were accounted for as business combinations. The pro forma financial information is not necessarily indicative of what the actual results would have been had the acquisitions actually occurred on January 1, 2013, nor does it purport to represent the results of operations for future periods.

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Pro forma total revenues	$97,131	$63,016	$281,829	$168,638

Pro forma net (loss) income	$(464)	$1,228	$(2,629)	$(15,086)
Pro forma loss (income) from continuing operations attributable to noncontrolling interests	3,294	(976)	2,721	2,128
Pro forma income (loss) from continuing operations attributable to CWI stockholders	$2,830	$252	$92	$(12,958)
Pro forma income (loss) per share:
Net income (loss) attributable to CWI stockholders	$0.03	$—	$—	$(0.22)
Pro forma weighted-average shares outstanding (a)	86,081,584	70,848,034	87,457,096	59,300,854
___________

(a)
The pro forma weighted-average shares outstanding were determined as if the number of shares issued in our public offering in order to raise the funds used for our 2014 and 2013 acquisitions were issued on January 1, 2013 and January 1, 2012, respectively. All acquisition costs for our acquisitions completed during the nine months ended September 30, 2014 and 2013 are presented as if they were incurred on January 1, 2013 and 2012, respectively.

Construction in Progress

At September 30, 2014 and December 31, 2013, construction in progress was $11.7 million and $3.4 million, recorded at cost, respectively, and related primarily to renovations at Renaissance Chicago Downtown, Hawks Cay Resort and Marriott Raleigh City Center at September 30, 2014 and Courtyard Pittsburgh Shadyside and Hampton Inn Memphis Beale Street at December 31, 2013 (Note 10). We capitalize interest expense and certain other costs, such as property taxes, property insurance and hotel incremental labor costs, related to hotels undergoing major renovations. We capitalized $0.2 million and $0.1 million during the three months ended September 30, 2014 and 2013, respectively, and $0.3 million during each of the nine months ended September 30, 2014 and 2013.

At September 30, 2014 and December 31, 2013, accrued capital expenditures of $4.8 million and $2.5 million, respectively, were included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

Note 5. Equity Investments in Real Estate

At September 30, 2014, together with unrelated third parties, we owned equity interests in two Unconsolidated Hotels. We do not control the ventures that own these hotels, but we exercise significant influence over them. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to the advisor that we incur and other-than-temporary impairment charges, if any).

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

CWI 9/30/2014 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

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

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these ventures are affected by the timing and nature of distributions (dollars in thousands):

Hotels	State	Number of Rooms	% Owned	Our Initial Investment (a)	Acquisition Date	Hotel Type	Renovation Status at September 30, 2014	Carrying Value at
								September 30, 2014	December 31, 2013
Unconsolidated Hotels
Hyatt French Quarter Venture (b) (c)	Louisiana	254	80%	$13,000	9/6/11	Full-service	Completed	$4,553	$4,395
Westin Atlanta Venture (d)	Georgia	372	57%	13,170	10/3/12	Full-service	Completed	9,617	10,520
		626		$26,170				$14,170	$14,915
___________

(a)	This amount represents purchase price plus capitalized costs, inclusive of fees paid to the advisor, at the time of acquisition.

(b)
The decrease from our initial investment as compared to our carrying value at September 30, 2014 was primarily a result of our receipt of a distribution totaling $6.2 million representing a return of capital for our share of mortgage refinancing proceeds during the third quarter of 2013.

(c)	We received cash distributions of $0.3 million from this investment during the nine months ended September 30, 2014.

(d)	We received cash distributions of less than $0.1 million from this investment during the nine months ended September 30, 2014.

The following table sets forth our share of equity (loss) earnings from our Unconsolidated Hotels, which are based on the hypothetical liquidation at book value model as well as certain depreciation and amortization adjustments related to basis differentials from acquisitions of certain investments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Venture	2014	2013	2014	2013
Long Beach Venture (a)	$—	$1,928	$—	$2,601
Hyatt French Quarter Venture	(529)	(1,524)	401	(1,006)
Westin Atlanta Venture	(329)	(287)	(861)	(996)
	$(858)	$117	$(460)	$599
___________

(a)	We sold our 49% interest in the Long Beach Venture in July 2013. Both the three and nine months ended September 30, 2013 include the gain on the sale of our investment, which was $1.8 million.

No other-than-temporary impairment charges were recognized during either the three or nine months ended September 30, 2014 or 2013.

CWI 9/30/2014 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

Note 6. Intangible Assets and Liability

In connection with our investment activity during the nine months ended September 30, 2014, we recorded an above-market hotel ground lease for $2.1 million with a weighted-average life of 85 years.

Intangible assets and liabilities, included in Intangible assets, net and Accounts payable, accrued expenses and other liabilities, respectively, in the consolidated financial statements, are summarized as follows (dollars in thousands):

		September 30, 2014			December 31, 2013
	Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Villa Rental Program	45	$31,700	$(660)	$31,040	$31,700	$(133)	$31,567
Below-market hotel ground leases	10 – 92.5	9,446	(389)	9,057	9,446	(52)	9,394
Below-market hotel parking garage lease	92.5	1,490	(19)	1,471	1,490	(7)	1,483
In-place leases	1 – 21	398	(141)	257	398	(47)	351
Total intangible assets		$43,034	$(1,209)	$41,825	$43,034	$(239)	$42,795

Amortizable Intangible Liability
Above-market hotel ground lease	85	$(2,100)	$9	$(2,091)	$—	$—	$—

Net amortization of intangibles was $0.3 million and less than $0.1 million for the three months ended September 30, 2014 and 2013, respectively, and $1.0 million and less than $0.1 million for the nine months ended September 30, 2014 and 2013, respectively. Amortization of in-place lease intangibles and the Villa Rental Program is included in Depreciation and amortization, and amortization of hotel parking garage lease, hotel ground lease and above-market ground lease intangibles is included in Property taxes, insurance and rent in the consolidated financial statements.

Based on the intangible assets recorded at September 30, 2014, scheduled annual amortization of intangibles for the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter is as follows (in thousands):

Years Ending December 31,	Increase to Depreciation and Amortization	Increase to Property Taxes, Insurance and Rent	Total
2014 (remainder)	$196	$114	$310
2015	778	421	1,199
2016	766	413	1,179
2017	731	407	1,138
2018	720	387	1,107
Thereafter	28,106	6,695	34,801
Total	$31,297	$8,437	$39,734

CWI 9/30/2014 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

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

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during either the three or nine months ended September 30, 2014 or 2013. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our non-recourse debt, which we have classified as Level 3, had a carrying value of $828.0 million and $563.1 million, and an estimated fair value of $836.9 million and $565.1 million, at September 30, 2014 and December 31, 2013, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both September 30, 2014 and December 31, 2013.

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

Derivative Financial Instruments

When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates. We have not entered, and do not plan to enter, into financial instruments for trading or speculative purposes. In addition to derivative instruments that we entered into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts, which are considered to be derivative instruments. The primary risks related to our use of derivative instruments include default by a counterparty to a hedging arrangement on its obligation and a downgrade in the credit quality of a counterparty to such an extent that our ability to sell or assign our side of the hedging transaction is impaired. While we seek to mitigate these risks by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be creditworthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities.

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

CWI 9/30/2014 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
as Hedging Instruments	Balance Sheet Location	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Interest rate swaps	Other assets	$583	$664	$—	$—
Interest rate cap	Other assets	74	—	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(453)	(605)
		$657	$664	$(453)	$(605)

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements. At both September 30, 2014 and December 31, 2013, no cash collateral had been posted nor received for any of our derivative positions.

We recognized a gain of $0.6 million and a loss of $1.9 million in Other comprehensive income (loss) on derivatives in connection with our interest rate swaps during the three months ended September 30, 2014 and 2013, respectively, and losses of $1.6 million and $1.0 million during the nine months ended September 30, 2014 and 2013, respectively.

We reclassified losses of $0.4 million and $0.3 million from Other comprehensive income (loss) on derivatives into interest expense during the three months ended September 30, 2014 and 2013, respectively, and losses of $1.2 million and $0.5 million during the nine months ended September 30, 2014 and 2013, respectively, in connection with our interest rate swaps.

Amounts reported in Other comprehensive income (loss) related to interest rate swaps will be reclassified to interest expense as interest payments are made on our variable-rate debt. At September 30, 2014, we estimate that an additional $1.5 million, inclusive of amounts attributable to noncontrolling interests of $0.2 million, will be reclassified as Interest expense during the next 12 months related to our interest rate swaps.

Interest Rate Swaps and Cap

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain variable-rate, non-recourse mortgage loans and, as a result, may enter into interest rate swap or cap agreements with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of the loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged. An interest rate cap limits the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.

The interest rate swaps and cap that we had outstanding on our Consolidated Hotel investments at September 30, 2014 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of	Notional	Fair Value at
Interest Rate Derivatives	Instruments	Amount	September 30, 2014
Interest rate swaps	5	$204,240	$130
Interest rate cap	1	34,000	74
			$204

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of collateral received, if any. No collateral was received as of September 30, 2014. At September 30, 2014, our total credit exposure was $0.6 million and the maximum exposure to any single counterparty was $0.5 million.

CWI 9/30/2014 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At September 30, 2014, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $0.5 million and $0.7 million at September 30, 2014 and December 31, 2013, respectively, which included accrued interest and any adjustment for nonperformance risk. If we had breached any of these provisions at either September 30, 2014 or December 31, 2013, we could have been required to settle our obligations under these agreements at their aggregate termination value of $0.6 million and $0.7 million, respectively.

Note 9. Debt

The following table presents the non-recourse debt on our Consolidated Hotel investments (in thousands):

				Carrying Amount at
Consolidated Hotels	Interest Rate	Rate Type	Current Maturity Date	September 30, 2014	December 31, 2013
Hampton Inn Boston Braintree (a) (b)	5.00%	Variable	5/2015	$9,550	$9,653
Lake Arrowhead Resort and Spa (c)	4.34%	Fixed	7/2015	17,933	17,865
Hawks Cay Resort (a) (b)	5.74%	Variable	11/2016	79,000	79,000
Courtyard Pittsburgh Shadyside (a) (b) (d)	4.09%	Variable	3/2017	20,750	20,750
Courtyard San Diego Mission Valley (a) (b)	4.60%	Variable	12/2017	50,690	51,230
Hampton Inn Memphis Beale Street	4.07%	Fixed	3/2018	21,720	22,118
Hampton Inn Atlanta Downtown	4.12%	Fixed	3/2018	13,449	13,600
Hampton Inn Birmingham Colonnade	4.12%	Fixed	3/2018	9,296	9,400
Hampton Inn Frisco Legacy Park	4.12%	Fixed	3/2018	9,098	9,200
Hilton Garden Inn Baton Rouge Airport	4.12%	Fixed	3/2018	9,691	9,800
Fairmont Sonoma Mission Inn & Spa (b)	4.13%	Variable	7/2018	44,000	44,000
Sheraton Austin Hotel at the Capitol	3.96%	Fixed	6/2019	67,000	—
Marriott Boca Raton at Boca Center (b) (e)	3.40%	Variable	7/2019	34,000	—
Hilton Garden Inn New Orleans French Quarter/CBD	5.30%	Fixed	7/2019	10,831	10,942
Hutton Hotel Nashville	5.25%	Fixed	7/2020	44,000	44,000
Renaissance Chicago Downtown	4.71%	Fixed	1/2021	90,000	90,000
Courtyard Times Square West	4.62%	Fixed	6/2021	56,000	—
Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center	3.80%	Fixed	7/2021	53,000	—
Holiday Inn Manhattan 6th Avenue Chelsea	4.49%	Fixed	6/2023	80,000	80,000
Hyatt Place Austin Downtown	4.88%	Fixed	4/2024	56,500	—
Marriott Raleigh City Center (f)	4.61%	Fixed	9/2038	51,500	51,500
				$828,008	$563,058
___________

(a)
The mortgage loans secured by Hampton Inn Boston Braintree, Hawks Cay Resort and Courtyard San Diego Mission Valley each have two one-year extension options. The mortgage loan secured by Courtyard Pittsburgh Shadyside has a one-year extension option. All of the extensions are subject to certain conditions. The maturity dates in the table do not reflect extension options.

(b)
These mortgage loans have variable interest rates, which have effectively been capped or converted to fixed rates through the use of interest rate caps or swaps (Note 8). The interest rates presented for these mortgage loans reflect the rate in effect at September 30, 2014 through the use of an interest rate cap or swap, when applicable.

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

CWI 9/30/2014 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

(d)	Total mortgage financing commitment is up to $21.0 million, with the difference between the commitment and the carrying amount available for renovation draws.

(e)	Total mortgage financing commitment is up to $41.0 million, with the difference between the commitment and the carrying amount available for renovation draws.

(f)	The mortgage loan includes a call option by the lender, with the earliest repayment date being September 1, 2018.

Financing Activity During 2014

In connection with our 2014 Acquisitions (Note 4), we obtained new non-recourse mortgage financings totaling $266.5 million with a weighted-average annual interest rate and term of 4.2% and 6.9 years, respectively. We capitalized $2.1 million of deferred financing costs related to these loans.

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

Pursuant to our mortgage loan agreements, our wholly-owned subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage ratios. At September 30, 2014, we were in compliance with the applicable covenants for each of our mortgage loans.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2014 (remainder)	$736
2015	31,189
2016	85,119
2017	76,293
2018	159,991
Thereafter through 2038	474,748
828,076
Fair market value adjustment (a)	(68)
Total	$828,008
___________

(a)
Represents the unamortized fair market value adjustment recorded as of September 30, 2014 in connection with the assumption of the Lake Arrowhead Resort and Spa mortgage loan as part of the acquisition of that hotel in July 2012.

CWI 9/30/2014 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Commitments and Contingencies

At September 30, 2014, we were not involved in any material litigation. Various claims and lawsuits may arise against us in the normal course of business, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position or results of operations.

Renovation Commitments

Certain of our hotel franchise and loan agreements require us to make planned renovations to our hotels (Note 4). We do not currently expect to, and are not obligated to, fund any planned renovations on our Unconsolidated Hotels. The following table summarizes our capital commitments related to our Consolidated Hotels (in thousands):

	September 30, 2014	December 31, 2013
Capital commitments (a)	$65,000	$47,120
Less: paid	(9,420)	(4,526)
Unpaid commitments	55,580	42,594
Less: amount held in escrow	(30,951)	(34,939)
Unfunded commitments	$24,629	$7,655
___________

(a)	Represents capital commitments for hotels with unpaid commitments at the end of the respective period.

At December 31, 2013, ten hotels were either undergoing renovation or in the planning stage of renovations, of which six were substantially completed during the nine months ended September 30, 2014. During the nine months ended September 30, 2014, we committed to renovations totaling $15.0 million at three hotels and an additional $9.6 million at a hotel currently undergoing renovation.

At September 30, 2014, seven hotels were either undergoing renovation or in the planning stage of renovations and as of the date of this Report, we currently expect that two of the renovations will be completed during the fourth quarter of 2014, four will be completed during the second half of 2015 and one will be completed during the first half of 2016. As of the date of this Report, $7.0 million of our unfunded commitments at September 30, 2014 is expected to be funded by future renovation draws on the related mortgage loan and the remainder is expected to be funded through our cash accounts.

Ground Lease Commitments

We have three hotels that are subject to ground leases, each as described below.

The first hotel is subject to a long-term ground lease, which expires on June 30, 2087. The ground lease provides for rental payments consisting of base rent and percentage rent. Base rent increases 3% annually until lease expiration. In 2018, and at ten-year intervals thereafter, the base rent will be reset to an amount equal to the greater of the then-current base rent and a percentage of the then-market value of the land, as defined in the lease agreement. Percentage rent is 2% of gross room revenue, as defined in the lease agreement.

The second hotel is subject to a long-term ground lease, which expires on January 22, 2106. The lease provides for an annual base rent of less than $0.1 million, payable monthly. At the end of the lease term, we have the option to purchase the land for a purchase price equal to the fair market value, as defined by the lease agreement.

The third hotel is subject to a long-term ground lease, which expires on April 30, 2099. The ground lease provides for rental payments consisting of base rent and percentage rent. Commencing in January 2015, base rent will increase by an amount equal to the greater of 2% times the previous year base rent or a contractual increase indexed to the change in the U.S. Consumer Price Index. On January 1 of both the 30th and 50th lease year, base rent will be reset to an amount equal to the greater of the then current base rent and 2% of the then market value of the land, as defined in the lease agreement. Percentage rent, as defined in the lease agreement, will only be paid if and when gross revenue, as defined in the lease agreement, exceeds $23.5 million for any given year.

CWI 9/30/2014 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

Scheduled future minimum ground lease payments during the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2014 (remainder)	$747
2015	3,041
2016	3,110
2017	3,181
2018	3,254
Thereafter through 2106	661,331
Total	$674,664

For the three and nine months ended September 30, 2014, we recorded rent expense of $1.0 million and $2.0 million, respectively, inclusive of percentage rents of $0.2 million and $0.5 million, respectively, related to these ground leases, which are included in Property taxes, insurance and rent in the consolidated financial statements. We recorded rent expense of less than $0.1 million for both the three and nine months ended September 30, 2013, none of which was for percentage rents.

Note 11. Equity

Stock-Based Payments

2010 Equity Incentive Plan and Directors Incentive Plan — 2010 Incentive Plan

We maintain the 2010 Equity Incentive Plan, which authorizes the issuance of shares of our common stock to our officers and officers and employees of the subadvisor, who perform services on our behalf, and to non-director members of the investment committee through stock-based awards. The 2010 Equity Incentive Plan provides for the grant of restricted stock units, or RSUs and dividend equivalent rights. We also maintain the Directors Incentive Plan — 2010 Incentive Plan, which authorizes the issuance of shares of our common stock to our independent directors. The Directors Incentive Plan — 2010 Incentive Plan provides for the grant of RSUs and dividend equivalent rights. A maximum of 4,000,000 awards may be granted, in the aggregate, under these two plans, of which 3,893,815 shares remained available for future grants at September 30, 2014. We issued 35,000 and 45,000 RSUs in April 2014 and 2013, respectively, and 7,500 shares in September 2014 to employees of our subadvisor, which are generally scheduled to vest over three years. The board of directors increased the value of the stock component of the director fees from $10,000 to $45,000 in June 2014. We issued 4,500 and 1,000 RSUs in June 2014 and 2013, respectively, to each of our four independent directors, each with a market price of $10.00 per unit, which vested immediately.

We recognized stock-based compensation expense associated with these awards of $0.1 million and less than $0.1 million for the three months ended September 30, 2014 and 2013, respectively, and $0.3 million and $0.1 million for the nine months ended September 30, 2014 and 2013, respectively, associated with these awards. Stock-based compensation expense is included within Corporate general and administrative expense in the consolidated financial statements.

The awards to employees of our subadvisor had a weighted-average remaining contractual term of 2.1 years at September 30, 2014. At September 30, 2014, we had 66,086 nonvested shares, and we currently expect to recognize stock-based compensation expense totaling approximately $0.5 million over the remaining vesting period. We have not recognized any income tax benefit in earnings for our share-based compensation arrangements since the inception of these two plans.

Distributions Declared

Our third quarter 2014 declared daily distribution was $0.0014945 per share and was paid on October 15, 2014 to stockholders of record on each day during the third quarter, aggregating to $11.8 million.

Proceeds from Sale of Common Stock

Proceeds totaling $2.3 million, net of selling commissions and dealer manager fees, from 250,752 shares of common stock that we sold during the nine months ended September 30, 2014 were received subsequent to September 30, 2014.

CWI 9/30/2014 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

Note 12. Subsequent Events

On October 3, 2014, we acquired the Marriott Sawgrass Golf Resort & Spa for $130.0 million and obtained a non-recourse mortgage loan of $78.0 million, of which $66.7 million was funded at closing, with the remaining $11.3 million to be drawn in the future to fund planned improvements. The 511-room resort is located in Ponte Vedra Beach, Florida. The hotel will be managed by Marriott International.

On October 28, 2014, we acquired the Sanderling Resort for $38.0 million and obtained a non-recourse mortgage loan of $22.0 million. The 106-room resort is located in Duck, North Carolina. The hotel will continue to be managed by Northview Hotel Group.

On October 30, 2014, we acquired the Staybridge Suites Savannah Historic District for $22.8 million and obtained a non-recourse mortgage loan of $14.9 million. The 104-room select-service hotel is located in Savannah, Georgia. The hotel will continue to be managed by Interstate Hotels & Resorts.

It was not practicable to disclose the preliminary purchase price allocations or consolidated pro forma financial information for these transactions given the short period of time between the respective acquisition dates and the issuance of this Report.

CWI 9/30/2014 10-Q – 24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MD&A is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our MD&A should be read in conjunction with the 2013 Annual Report.

Business Overview

As described in Item 1 of the 2013 Annual Report, we are a publicly-owned, non-listed REIT formed for the purpose of acquiring, owning, disposing of and, through the advisor, managing and seeking to enhance the value of interests in lodging and lodging-related properties. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions to our stockholders and other factors. We conduct substantially all of our investment activities and own all of our assets through the Operating Partnership. We are a general partner and a limited partner of, and own a 99.985% capital interest in, the Operating Partnership. Carey Watermark Holdings, which is owned indirectly by WPC and Watermark Capital Partners, holds a special general partner interest of 0.015% in the Operating Partnership. At September 30, 2014, we held ownership interests in 23 hotels, with a total of 5,660 rooms (Notes 4 and 5), as compared to our ownership interests in 16 hotels, with a total of 3,237 rooms, at September 30, 2013.

We use other information that may not be financial in nature, including statistical information, to evaluate the operating performance of our business, including occupancy rate, average daily rate, or ADR, and revenue per available room, or RevPAR. Occupancy rate, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as room revenue divided by sold rooms, is an important statistic for monitoring operating performance at our hotels.

Significant Developments

Public Offering

Since the beginning of our initial public offering on September 15, 2010 through its termination on September 15, 2013, we raised $586.2 million, inclusive of reinvested distributions through the DRIP. The proceeds from our initial public offering were fully invested by the end of the second quarter of 2014.

Follow-on Public Offering

We commenced a follow-on public offering of up to an additional $350.0 million of our common stock and an additional $300.0 million in shares of common stock through our DRIP on December 20, 2013. We currently intend to close the follow-on offering on or about December 19, 2014 and in order to facilitate the final sales of shares, we have reallocated $200.0 million of the shares previously reserved for our DRIP to our follow-on offering. We began selling shares in our follow-on offering in January 2014 and have raised $296.1 million through October 31, 2014, of which $103.1 million was raised during the three months ended September 30, 2014.

NAV

We currently intend to obtain an estimated net asset value per share, or NAV, based primarily on an independent valuation of our real estate assets and our indebtedness as of September 30, 2014, using methodologies consistent with those used to calculate our previously-reported NAV as of September 30, 2013. We will announce the September 30, 2014 NAV in our public filings when it becomes available, which we currently expect will be after the closing of the follow-on offering. The NAV may be higher or lower than our current offering price of $10.00 per share.

Acquisitions

During the nine months ended September 30, 2014, we acquired ownership interests in five hotels, with real estate and other hotel assets, net of assumed liabilities and inclusive of contributions from noncontrolling interests, totaling $415.3 million (Note 4).

CWI 9/30/2014 10-Q – 25

Financings

In connection with our 2014 Acquisitions (Note 4) during the nine months ended September 30, 2014, we obtained new non-recourse mortgage financings totaling $266.5 million with a weighted-average annual interest rate and term of 4.2% and 6.9 years, respectively (Note 9).

Distributions

Our third quarter 2014 declared daily distribution of $0.0014945 per share, which equated to $0.5500 per share on an annualized basis, was paid in cash on October 15, 2014 to stockholders of record on each day during the third quarter.

Our fourth quarter 2014 declared daily distribution of $0.0014945 per share, payable in cash, which equates to $0.5500 per share on an annualized basis, will be paid on or about January 15, 2015 to stockholders of record on each day during the fourth quarter.

Financial and Operating Highlights

(Dollars in thousands, except ADR and RevPAR)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Hotel revenues	$97,131	$41,014	$243,673	$73,328
Acquisition-related expenses	1,477	5,384	16,854	17,250
Net income (loss) attributable to CWI stockholders	2,830	(3,055)	(17,869)	(15,415)

Cash distributions paid	10,434	3,757	29,171	7,900

Net cash provided by operating activities			23,147	2,422
Net cash used in investing activities			(442,456)	(474,011)
Net cash provided by financing activities			440,206	682,171

Supplemental financial measures:
FFO (a)	11,694	1,850	10,424	(4,552)
MFFO (a)	14,826	6,496	29,334	12,283

Combined Portfolio Data (b)
Occupancy	79.4%	76.2%	77.3%	74.3%
ADR	$195.41	$177.49	$193.71	$160.01
RevPAR	$155.10	$135.23	$149.66	$118.94
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

The comparison of our results period over period is influenced by both the number and size of the hotels consolidated in each of the respective periods. At September 30, 2014, we owned 21 Consolidated Hotels, of which five were acquired during the nine months ended September 30, 2014, as compared to 14 Consolidated Hotels at September 30, 2013.

CWI 9/30/2014 10-Q – 26

Hotel revenues, FFO and MFFO all increased for both the three and nine months ended September 30, 2014 as compared to the same periods in 2013, and Net cash provided by operating activities increased for the nine months ended September 30, 2014 as compared to the same period in 2013. These increases were primarily driven by our 2013 and 2014 investment activity.

For the three months ended September 30, 2014, we recognized net income attributable to CWI stockholders of $2.8 million, reflecting the significant increase in revenue as a result of our 2013 and 2014 investment activity, which more than offset acquisition-related expenses and other operating costs incurred during the period.

For the nine months ended September 30, 2014, we recognized net losses attributable to CWI stockholders of $17.9 million primarily reflecting acquisition-related expenses of $16.9 million, substantially resulting from our 2014 Acquisitions and fourth quarter 2014 acquisitions.

Results of Operations

We began making investments in 2011 and as such have a limited operating history. We are dependent upon the proceeds raised from our follow-on offering to conduct our acquisition activities. We invest in hotels that may require significant renovations. During the renovation period, hotel operations are often disrupted, negatively impacting our results of operations. For each acquisition, we also incur acquisition-related costs and fees that impact our results of operations. We utilize the capital from our offering proceeds and mortgage indebtedness to fund our acquisitions.

The following table presents the comparative results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Hotel Revenues	$97,131	$41,014	$56,117	$243,673	$73,328	$170,345

Hotel Expenses	79,942	32,054	47,888	206,322	57,720	148,602

Other Operating Expenses
Acquisition-related expenses	1,477	5,384	(3,907)	16,854	17,250	(396)
Corporate general and administrative expenses	2,547	1,619	928	8,062	3,989	4,073
Asset management fees to affiliate and other	1,912	833	1,079	4,931	1,783	3,148
	5,936	7,836	(1,900)	29,847	23,022	6,825

Operating Income (Loss)	11,253	1,124	10,129	7,504	(7,414)	14,918

Other Income and (Expenses)
Interest expense	(9,951)	(4,356)	(5,595)	(25,248)	(8,192)	(17,056)
Net (loss) income from equity investments in real estate	(858)	117	(975)	(460)	599	(1,059)
Interest income	10	1	9	36	2	34
	(10,799)	(4,238)	(6,561)	(25,672)	(7,591)	(18,081)

Income (Loss) from Operations Before Income Taxes	454	(3,114)	3,568	(18,168)	(15,005)	(3,163)
Provision for income taxes	(918)	(392)	(526)	(3,019)	(939)	(2,080)
Net Loss	(464)	(3,506)	3,042	(21,187)	(15,944)	(5,243)
Loss attributable to noncontrolling interests	3,294	451	2,843	3,318	529	2,789
Net Income (Loss) Attributable to CWI Stockholders	$2,830	$(3,055)	$5,885	$(17,869)	$(15,415)	$(2,454)

CWI 9/30/2014 10-Q – 27

The following table sets forth the average occupancy rate, ADR and RevPAR from of our Consolidated Hotels for the three and nine months ended September 30, 2014 and 2013. Same Store Hotels are those we acquired prior to January 1, 2013, which include Hampton Inn Boston Braintree, Hilton Garden Inn New Orleans French Quarter/CBD, Lake Arrowhead Resort and Spa and Courtyard San Diego Mission Valley. Recently Acquired Hotels are those that we acquired subsequent to December 31, 2012 and include the remaining Consolidated Hotels listed in Note 4. In the year of acquisition, this information represents data from the hotels respective acquisition dates through period end.

	Three Months Ended September 30,		Nine Months Ended September 30,
Same Store Hotels	2014	2013	2014	2013
Occupancy Rate	80.9%	74.5%	77.4%	70.4%
ADR	$156.11	$147.35	$147.55	$142.03
RevPAR	$126.33	$109.79	$114.16	$99.97

	Three Months Ended September 30,		Nine Months Ended September 30,
Recently Acquired Hotels	2014	2013	2014	2013
Occupancy Rate	79.1%	76.9%	77.2%	77.3%
ADR	$202.44	$190.69	$203.54	$172.52
RevPAR	$160.13	$146.73	$157.20	$133.43

Hotel Revenues

For the three and nine months ended September 30, 2014 as compared to the same periods in 2013, hotel revenues increased by $56.1 million and $170.3 million, respectively.

Same Store Hotel revenues totaled $11.9 million and $31.6 million for the three and nine months ended September 30, 2014 as compared to $10.4 million and $27.8 million for the comparable prior year periods. The increase in revenues was largely attributable to the completion of planned renovations at Hampton Inn Boston Braintree and Lake Arrowhead Resort and Spa. Hampton Inn Boston Braintree experienced significant renovation-related disruption during the first quarter of 2013, while Lake Arrowhead Resort and Spa experienced significant renovation-related disruption during both the first and second quarters of 2013, which negatively impacted their respective results during those periods. The improvement in occupancy rates, ADR and RevPAR for the three and nine months ended September 30, 2014 as compared to the same periods in 2013 was a direct result of these factors.

Recently Acquired Hotel revenues totaled $85.2 million and $212.1 million for the three and nine months ended September 30, 2014 as compared to $30.6 million and $45.5 million during the comparable prior year periods. The significant increase in revenue for each of the respective periods was a direct result of our investment activity during both 2013 and 2014, as well as the timing of these acquisitions within those periods, as illustrated by the acquisition dates listed in Note 4. Revenue for both the three and nine months ended September 30, 2014 includes revenue generated for the entire periods from the ten hotels acquired during the nine months ended September 30, 2013 and the two hotels acquired during the remainder of 2013. Additionally, we acquired five hotels during the nine months ended September 30, 2014, for which we recognized revenue from the respective acquisition dates through September 30, 2014. Therefore, the results for Recently Acquired Hotels are not comparable year over year.

Hotel Expenses

For the three months ended September 30, 2014 and 2013, our Consolidated Hotels incurred aggregate hotel operating expenses of $79.9 million and $32.1 million, respectively, representing 82.3% and 78.2% of hotel revenues, respectively. For the nine months ended September 30, 2014 and 2013, our Consolidated Hotels incurred aggregate hotel operating expenses of $206.3 million and $57.7 million, respectively, representing 84.7% and 78.7% of hotel revenues, respectively. The increases in hotel expenses as a percentage of hotel revenue in each period for our Consolidated Hotel portfolio was primarily a result of the change in revenue mix from the addition of four full-service hotels and two resorts during 2013 and 2014, which generally have higher hotel expenses than select-service hotels.

For the three months ended September 30, 2014 and 2013, hotel expenses attributable to our Same Store Hotels were $9.8 million and $8.6 million, respectively, representing 82.3% and 82.6% of same store hotel revenues, respectively. For the nine

CWI 9/30/2014 10-Q – 28

months ended September 30, 2014 and 2013, hotel expenses attributable to our Same Store Hotels were $27.1 million and $23.7 million, respectively, representing 85.7% and 85.6%, respectively, of Same Store Hotel revenues.

For the three months ended September 30, 2014 and 2013, hotel expenses attributable to our Recently Acquired Hotels were $70.1 million and $23.4 million, respectively. For the nine months ended September 30, 2014 and 2013, hotel expenses attributable to our Recently Acquired Hotels were $179.2 million and $34.0 million, respectively. As illustrated by the acquisition dates listed in Note 4, the results for our Recently Acquired Hotels are not comparable year over year because of the timing of the hotel acquisitions during 2013 and 2014.

Acquisition-Related Expenses

We immediately expense acquisition-related costs and fees associated with acquisitions of our Consolidated Hotels that are accounted for as business combinations.

For the three and nine months ended September 30, 2014, acquisition-related expenses were $1.5 million and $16.9 million, respectively, and substantially relate to fourth quarter acquisitions (Note 12) for the three months ended September 30, 2014 and primarily to our 2014 Acquisitions for the nine months ended September 30, 2014.

Corporate General and Administrative Expenses

For the three and nine months ended September 30, 2014 as compared to the same periods in 2013, corporate general and administrative expenses increased by $0.9 million and $4.1 million, respectively, primarily due to the reimbursement to the advisor for the cost of personnel allocable to their time devoted to providing administrative services to us. This reimbursement commenced in the first quarter of 2014 and totaled $0.8 million and $2.4 million, respectively, for the three and nine months ended September 30, 2014. Prior to the first quarter of 2014, the advisor had voluntarily foregone the reimbursement of such expenses, to which it was entitled under the advisory agreement (Note 3).

In addition, for the three and nine months ended September 30, 2014 as compared to the same periods in 2013, professional fees increased by $0.2 million and $0.8 million, respectively, state franchise, excise and tourism taxes increased by $0.1 million and $0.4 million, respectively, and rent expense increased $0.1 million and $0.3 million, respectively. Professional fees, which include legal, accounting and investor-related expenses incurred in the normal course of business, increased primarily as a result of an increase in the size of our hotel portfolio in each of the current year periods compared to the respective prior year periods, as well as costs associated with our follow-on offering.

Asset Management Fees to Affiliate and Other

Asset management fees to affiliate and other primarily represent fees paid to the advisor. We pay the advisor an annual asset management fee equal to 0.50% of the aggregate Average Market Value of our Investments, both as defined in our advisory agreement with our advisor (Note 3).

For the three and nine months ended September 30, 2014 as compared to the same periods in 2013, asset management fees to affiliate and other increased by $1.1 million and $3.1 million, respectively, which reflects our Recently Acquired Hotels.

Operating Income (Loss)

For the three and nine months ended September 30, 2014, operating income was $11.3 million and $7.5 million, respectively, as compared to income of $1.1 million and loss of $7.4 million for the three and nine months ended September 30, 2013, respectively, representing the impact of the significant increase in revenue on our operating results, primarily from our 2013 and 2014 investment activity, as well as a decrease in acquisition-related expenses in each of the current year periods. The comparison of our results period over period are influenced by both the number and size of the hotels consolidated in each of the respective periods.

Interest Expense

For the three and nine months ended September 30, 2014 as compared to the same periods in 2013, interest expense increased by $5.6 million and $17.1 million, respectively, primarily as a result of mortgage financing obtained in connection with our Recently Acquired Hotels.

CWI 9/30/2014 10-Q – 29

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

During the three months ended September 30, 2014, we recognized a net loss from equity investments totaling $0.9 million, as compared to net income from equity investments totaling $0.1 million during the three months ended September 30, 2013. During the three months ended September 30, 2014, we recognized net losses from the Hyatt French Quarter Venture and Westin Atlanta Venture of $0.5 million and $0.3 million, respectively. During the three months ended September 30, 2013, we recognized a net loss from these ventures of $1.5 million and $0.3 million, respectively, which were more than offset by net income from the Long Beach Venture of $1.9 million. We sold our interest in the Long Beach Venture in July 2013.

During the nine months ended September 30, 2014, we recognized a net loss from equity investments totaling $0.5 million, as compared to net income from equity investments totaling $0.6 million during the nine months ended September 30, 2013. During the nine months ended September 30, 2014, we recognized net income from the Hyatt French Quarter Venture of $0.4 million and a net loss from the Westin Atlanta Venture of $0.9 million. During the nine months ended September 30, 2013, we recognized net losses from each of these ventures of $1.0 million, which were more than offset by net income from the Long Beach Venture, which we sold in July 2013, of $2.6 million.

Loss Attributable to Noncontrolling Interests

For the three months ended September 30, 2014 as compared to the same period in 2013, loss attributable to noncontrolling interests increased by $2.8 million, primarily due to an increase of $4.6 million in the loss attributable to the Fairmont Sonoma Mission Inn & Spa venture, partially offset by the $1.2 million Available Cash Distribution paid to the advisor as a result of our 2013 and 2014 investment activity (Note 3).

For the nine months ended September 30, 2014 as compared to the same period in 2013, loss attributable to noncontrolling interests increased by $2.8 million, primarily due to an increase of $5.7 million in the loss attributable to the Fairmont Sonoma Mission Inn & Spa venture, partially offset by the $2.2 million Available Cash Distribution paid to the advisor as a result of our 2013 and 2014 investment activity (Note 3). Additionally, during the nine months ended September 30, 2014, we recognized income totaling $0.1 million related to the Hilton Garden Inn New Orleans French Quarter/CBD venture as compared to loss totaling $0.5 million during the comparable prior year period.

Net Income (Loss) Attributable to CWI Stockholders

For the three months ended September 30, 2014 and 2013, the resulting net income attributable to CWI Stockholders was $2.8 million and the resulting net loss attributable to CWI Stockholders was $3.1 million, respectively. For the nine months ended September 30, 2014 and 2013, the resulting net losses attributable to CWI Stockholders was $17.9 million and $15.4 million, respectively.

Modified Funds from Operations

MFFO is a non-GAAP measure we use to evaluate our business. For a definition of MFFO and a reconciliation to net income attributable to CWI stockholders, see Supplemental Financial Measures below.

For the three and nine months ended September 30, 2014 as compared to the same periods in 2013, MFFO increased by $8.3 million and $17.1 million, respectively, principally reflecting our 2013 and 2014 investment activity.

CWI 9/30/2014 10-Q – 30

Financial Condition

Our initial public offering terminated on September 15, 2013 and we commenced our follow-on offering on December 20, 2013. We expect to use uninvested capital raised from our follow-on offering to continue to acquire hotels and to own and manage our expanded hotel portfolio as well as seek to enhance the value of our interests in lodging and lodging-related properties.

As a REIT, we are not subject to U.S. federal income taxes on amounts distributed to stockholders provided we meet certain conditions, including distributing at least 90% of our taxable income to stockholders. Our distributions since inception have exceeded our earnings and our FFO and have been primarily paid from offering proceeds. Until we have substantially invested the net proceeds from our follow-on offering, we expect that distributions will be paid in whole or in part from offering proceeds, borrowings and other sources, without limitation.

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

Sources and Uses of Cash During the Period

We expect to use the cash flow generated from hotel operations to meet our normal recurring operating expenses and service debt. Our cash flows fluctuate from period to period due to a number of factors, which may include, among other things, the financial and operating performance of our hotels, the timing of purchases of hotels, the timing and characterization of distributions from equity method investments in hotels and seasonality in the demand for our hotels. Also, many hotels we invest in will undergo renovations. During periods of renovation, the hotel may experience disruptions, possibly resulting in reduced revenue and operating income. Despite these fluctuations, we believe that, as we continue to invest the proceeds from our follow-on offering, we will generate sufficient cash from operations and from our equity method investments to meet our normal recurring short-term and long-term liquidity needs. However, through the date of this Report, our investments have not generated sufficient cash flow from operations to meet our short-term liquidity needs, which we expect will continue until we have fully invested the proceeds from our follow-on offering and any renovations at our hotels have been completed. Therefore, we expect to use existing cash resources, as described below in Cash Resources, and the issuance of securities in our follow-on offering to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities

During the nine months ended September 30, 2014, net cash provided by operating activities was $23.1 million, as compared to net cash provided by operating activities of $2.4 million for the same period in 2013. Net cash inflow during the nine months ended September 30, 2014 primarily resulted from net cash flow from hotel operations due to our investment activity during

CWI 9/30/2014 10-Q – 31

2014 and 2013, which more than offset acquisition-related expenses and other operating costs. Net cash inflow during the nine months ended September 30, 2014 was positively impacted by both the number and size of our Recently Acquired Hotels.

Investing Activities

During the nine months ended September 30, 2014, we used offering proceeds totaling $415.3 million for our 2014 Acquisitions (Note 4), funded $17.8 million of capital expenditures for our Consolidated Hotels and placed funds into and released funds from lender-held escrow accounts totaling $46.5 million and $43.7 million, respectively, for renovations, property taxes and insurance. Additionally, we placed and released deposits for hotel investments totaling $15.1 million and $8.2 million, respectively.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2014 was $440.2 million, primarily as a result of mortgage financing obtained in connection with our 2014 Acquisitions totaling $266.5 million (Note 9) and raising a total of $206.1 million in funds through the issuance of shares of our common stock in our follow-on offering, net of issuance costs, during the nine months ended September 30, 2014. In addition, we received contributions from noncontrolling interest of $7.9 million (Note 4).

These inflows were partially offset by cash distributions paid to stockholders of $29.2 million, which were comprised of cash distributions of $11.5 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $17.7 million, distributions to noncontrolling interests totaling $3.1 million and deferred financing costs of $2.1 million.

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. From inception through September 30, 2014, we declared distributions, excluding distributions paid in shares of our common stock, to stockholders totaling $58.9 million, which were comprised of cash distributions of $23.7 million and $35.2 million of distributions that were reinvested by stockholders in shares of our common stock pursuant to our DRIP. We have determined that FFO, a non-GAAP metric, is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. To date, we have not yet generated sufficient FFO to fund all our distributions; therefore, we funded substantially all of our cash distributions through September 30, 2014 from the proceeds of our initial public offering and follow-on offering.

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the fourth quarter of 2013, we received requests to redeem 39,733 shares of our common stock pursuant to our redemption plan. In December 2013, our board of directors approved a deferral to January 2014 of redemptions that would have otherwise occurred during December 2013 in order to correspond with our follow-on offering and the establishment of our offering price; therefore, these requests were satisfied in January 2014. Additionally, during the nine months ended September 30, 2014, we received requests to redeem 216,778 shares of our common stock pursuant to our redemption plan, all of which were redeemed in the same period. We redeemed all of these requests at an average price per share of $9.65 in accordance with the terms of that plan. We funded all of the share redemptions during the nine months ended September 30, 2014 from the proceeds of the sale of shares of our common stock pursuant to our DRIP.

CWI 9/30/2014 10-Q – 32

Summary of Financing

The table below summarizes our non-recourse debt (dollars in thousands):

	September 30, 2014	December 31, 2013
Carrying Value
Fixed rate	$590,018	$358,424
Variable rate:
Amount subject to interest rate swap	203,990	204,634
Amount subject to interest rate cap, if applicable	34,000	—
	237,990	204,634
	$828,008	$563,058
Percent of Total Debt
Fixed rate	71%	64%
Variable rate	29%	36%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.5%	4.6%
Variable rate (a)	4.7%	4.9%
___________

(a)	The impact of our derivative instruments are reflected in the weighted-average interest rates above.

Cash Resources

At September 30, 2014, our cash resources consisted of cash totaling $130.3 million, of which $29.6 million was designated as hotel operating cash. Our cash resources may be used to fund future investments and can be used for working capital needs, debt service and other commitments, such as renovation commitments as noted below.

We may also borrow up to $75.0 million from WPC for the purpose of facilitating acquisitions approved by our investment committee (Note 3).

Cash Requirements

During the next 12 months, we expect that our cash requirements will include acquiring new investments, paying distributions to our stockholders, reimbursing the advisor for costs incurred on our behalf, fulfilling our renovation commitments (Note 10), funding operating and other lease commitments, making scheduled debt payments, including mortgage balloon payments totaling $27.5 million, as well as other normal recurring operating expenses. Our advisor intends to refinance certain of these loans, although there can be no assurance that we will be able to do so on favorable terms, if at all. We expect to fund future investments, renovations, operating and other lease commitments and scheduled debt maturities on our mortgage loans through funds raised from our follow-on offering, cash on hand, cash generated from operations, or, for acquisitions and renovations, through short-term borrowings from WPC or its affiliates (Note 3) and amounts held in escrow accounts, respectively.

CWI 9/30/2014 10-Q – 33

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations at September 30, 2014 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — Principal (a)	$828,076	$30,810	$112,806	$324,027	$360,433
Interest on borrowings (b)	193,082	37,790	68,611	47,660	39,021
Capital commitments (c)	20,380	14,380	6,000	—	—
Operating and other lease commitments (d)	676,792	3,360	6,928	7,217	659,287
Asset retirement obligations, net (e)	474	—	—	—	474
	$1,718,804	$86,340	$194,345	$378,904	$1,059,215
___________

(a)	Excludes unamortized discount of less than $0.1 million.

(b)	For variable-rate debt, interest on borrowings is calculated using the swapped or capped interest rate, when in effect.

(c)	Capital commitments represent our remaining contractual renovation commitments at our Consolidated Hotels.

(d)
Operating and other lease commitments consist of rent obligations under ground leases and our share of future rents payable pursuant to the advisory agreement for the purpose of leasing office space used for the administration of real estate entities. At September 30, 2014, this balance primarily related to our commitments on ground leases for two hotels, which expire in 2087 and 2099 and have rent obligations consistently increasing throughout their respective terms; therefore, the most significant commitments occur near the conclusion of the leases.

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

CWI 9/30/2014 10-Q – 34

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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly-registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. We intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets or another similar transaction) not later than six years following the termination of the initial public offering, which occurred on September 15, 2013. Thus, we do not intend to continuously purchase assets and intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, or IPA, an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and once essentially all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and most of our acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

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

CWI 9/30/2014 10-Q – 35

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

CWI 9/30/2014 10-Q – 36

FFO and MFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss) attributable to CWI stockholders	$2,830	$(3,055)	$(17,869)	$(15,415)
Adjustments:
Depreciation and amortization of real property	12,747	5,394	32,404	10,207
Gain on sale of equity investment in real estate	—	(1,802)	—	(1,802)
Proportionate share of adjustments for partially-owned entities — FFO adjustments	(3,883)	1,313	(4,111)	2,458
FFO — as defined by NAREIT	11,694	1,850	10,424	(4,552)
Acquisition expenses (a)	1,477	5,384	16,854	17,250
Straight-line and other rent adjustments	1,468	—	3,085	—
Fair market value adjustments	23	23	65	73
Proportionate share of adjustments for partially-owned entities — MFFO adjustments	164	(761)	(1,094)	(488)
Total adjustments	3,132	4,646	18,910	16,835
MFFO	$14,826	$6,496	$29,334	$12,283
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

At September 30, 2014, we were exposed to concentrations within the brands under which we operate our hotels and within the geographic areas in which we have invested. We operate in the domestic U.S. market only. For the nine months ended September 30, 2014, we generated more than 10% of our revenue from the following hotels: Hawks Cay Resort (17.5%), Renaissance Chicago Downtown (15.6%) and Fairmont Sonoma Mission Inn & Spa (11.6%); we generated more than 10% of our revenue from hotels in each of the following states: California (20.4%), Florida (18.9%) and Illinois (15.6%); and we generated more than 10% of our revenue from hotels included in the following brands: Marriott (38.0%, including Courtyard by Marriott, Marriott, Marriott Autograph Collection and Renaissance), Hilton (13.5%, including Hampton Inn, Hilton Garden Inn and Homewood Suites) and Fairmont (11.6%).

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

CWI 9/30/2014 10-Q – 37

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of the loan to a fixed rate, while the interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements.

At September 30, 2014, we estimated that the total fair value of our interest rate swaps and cap, which are included in Other assets and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net asset position of $0.2 million (Note 8).

At September 30, 2014, all of our long-term debt bore interest at fixed rates, was swapped to a fixed rate or was subject to an interest rate cap. The annual interest rates on our fixed-rate debt at September 30, 2014 ranged from 3.8% to 5.3%. The contractual annual interest rates on our variable-rate debt at September 30, 2014 ranged from 3.4% to 5.7%. Our debt obligations are more fully described under Financial Condition – Summary of Financing in Item 2 above. The following table presents principal cash outflows for our Consolidated Hotels for the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter based upon expected maturity dates of our debt obligations outstanding at September 30, 2014 (in thousands):

	2014 (Remainder)	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed-rate debt	$416	$20,309	$4,145	$6,870	$115,955	$442,391	$590,086	$593,990
Variable-rate debt	$320	$10,880	$80,974	$69,423	$44,036	$32,357	$237,990	$242,871

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates, has effectively been converted to a fixed rate through the use of interest rate swaps or that has been subject to an interest rate cap is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at September 30, 2014 by an aggregate increase of $35.9 million or an aggregate decrease of $36.2 million, respectively.

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2014 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CWI 9/30/2014 10-Q – 38

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2014, we issued 186,554 shares of common stock to the advisor as consideration for asset management fees and 91,517 shares as consideration for personnel and overhead cost reimbursement, all at $10.00 per share, which represents our offering price. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended September 30, 2014:

2014 Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July	—	$—	N/A	N/A
August	—	—	N/A	N/A
September	132,040	9.69	N/A	N/A
Total	132,040
___________

(a)
Represents shares of our common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders who have held their shares for at least one year from the date of their issuance, subject to certain exceptions, conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. We receive fees in connection with share redemptions. We satisfied all of the above redemption requests received during the three months ended September 30, 2014.

CWI 9/30/2014 10-Q – 39

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

101
The following materials from Carey Watermark Investors Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2014 and the year ended December 31, 2013, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CWI 9/30/2014 10-Q – 40

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors Incorporated
Date:	November 12, 2014
		By:	/s/ Catherine D. Rice
Catherine D. Rice
Chief Financial Officer
(Principal Financial Officer)

Date:	November 12, 2014
		By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Accounting Officer
(Principal Accounting Officer)

CWI 9/30/2014 10-Q – 41

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

101
The following materials from Carey Watermark Investors Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2014 and the year ended December 31, 2013, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.
Filed herewith