Form 10-K
period 2014-12-31
Carey Watermark Investors Inc
filed 2015-03-12
CIK 1430259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Registrant has no active market for its common stock. Non-affiliates held 79,534,753 shares of common stock at June 30, 2014.
As of February 27, 2015, there were 129,993,476 shares of common stock of registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference its definitive Proxy Statement with respect to its 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described below in Item 1A. Risk Factors of this Report. We do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part II, Item 8. Financial Statements and Supplementary Data.

CWI 2014 10-K – 1

PART I

Item 1. Business.

General Development of Business

Overview

Carey Watermark Investors Incorporated, or CWI and, together with its consolidated subsidiaries, we, us or our, is a publicly-owned, non-listed real estate investment trust, or REIT, formed as a Maryland corporation in March 2008 for the purpose of acquiring, owning, disposing of and, through Carey Lodging Advisors, LLC, a Delaware limited liability company, or our advisor, managing and seeking to enhance the value of interests in lodging and lodging-related properties, primarily in the United States. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions to our stockholders and other factors. We conduct substantially all of our investment activities and own all of our assets through CWI OP, LP, a Delaware limited partnership, or the Operating Partnership. We are a general partner and a limited partner of, and own a 99.985% capital interest in, the Operating Partnership. Carey Watermark Holdings, LLC, or Carey Watermark Holdings, which is owned indirectly by both W. P. Carey Inc., or WPC, and Watermark Capital Partners, LLC, or Watermark Capital Partners, the parent of our subadvisor as described below, holds a special general partner interest of 0.015% in the Operating Partnership. In order to qualify as a REIT, we cannot operate hotels directly; therefore, we lease our hotels to our wholly-owned taxable REIT subsidiaries, or TRSs and, collectively, the TRS lessees. At December 31, 2014, we held ownership interests in 27 hotels, with a total of 6,676 rooms.

We are managed by our advisor, an indirect subsidiary of WPC, pursuant to an advisory agreement, dated September 15, 2010, or the advisory agreement, among us, the Operating Partnership and our advisor. Under the advisory agreement, our advisor is responsible for managing our overall hotel portfolio including providing oversight and strategic guidance to the independent hotel operators that manage our hotels. On September 15, 2010, CWA, LLC, or our subadvisor, entered into a subadvisory agreement, or the subadvisory agreement, with our advisor. Our subadvisor provides services to our advisor primarily relating to acquiring, managing, financing and disposing of our hotel portfolio and overseeing the independent hotel operators that manage the day-to-day operations of our hotels. In addition, our subadvisor provides us with the services of Michael G. Medzigian, our chief executive officer, during the term of the subadvisory agreement, subject to the approval of our independent directors.

WPC is a publicly-traded REIT listed on the New York Stock Exchange under the symbol “WPC.” WPC has sponsored and advised nine partnerships and eight REITs under the Corporate Property Associates and Carey Institutional Properties brand names, which we refer to as the CPA® REITs, and two REITs under the Carey Watermark Investors brand names, during WPC’s more than 40-year history. Like us, Carey Watermark Investors 2 Incorporated is focused on investing in lodging and lodging-related properties. None of the currently active CPA® REITs are focused on investing in lodging and lodging-related properties.

Watermark Capital Partners is a private investment firm formed in May 2002 that focuses its investment activities on assets that benefit from specialized marketing strategies and demographic shifts, including hotels and resorts, resort residential products, recreational projects (including golf and club ownership programs), and new-urbanism and mixed-use projects. The principal of Watermark Capital Partners, Michael G. Medzigian, has managed lodging properties valued in excess of $3.8 billion in aggregate as of December 31, 2014 during his over 33 years of experience in the lodging and real estate industries, including as the chief executive officer of Lazard Freres Real Estate Investors, a real estate private equity management organization, and as a senior partner of Olympus Real Estate Corporation, the real estate fund management affiliate of Hicks, Muse, Tate and Furst Incorporated.

Through our initial public offering, which ran from September 15, 2010 through September 15, 2013, we raised $575.8 million, exclusive of reinvested distributions through our distribution reinvestment plan, or DRIP. We commenced a follow-on public offering on December 20, 2013, which closed on December 31, 2014 and raised $577.4 million, exclusive of reinvested distributions through our DRIP. We have fully invested the proceeds of our initial public offering in lodging properties, and we intend to invest the remaining net proceeds of our follow-on offering in lodging and lodging-related properties. The gross offering proceeds raised exclude reinvested distributions through the DRIP totaling $35.2 million as of December 31, 2014.

Our most recently published net asset value per share, or NAV, was calculated by our advisor relying in part on appraisals of the fair market value of our real estate portfolio at September 30, 2014 provided by PKF Consulting USA, LLC and estimates of the fair market value of our mortgage debt provided by Robert A. Stanger & Co., Inc., each of which is an independent consultant and service provider to the real estate industry. The net amount was then adjusted for estimated disposition fees

CWI 2014 10-K – 2

payable to our advisor and our other net assets and liabilities at the same date. Our NAV was estimated at $10.30 per share based on shares outstanding at September 30, 2014.

We have no employees. At December 31, 2014, WPC employed 272 individuals who are available to perform services for us under our agreement with our advisor (Note 3) and Watermark Capital Partners employed 10 individuals who are available to perform services for us through the subadvisory agreement.

Financial Information About Segments

We operate in one reportable segment, hospitality. Refer to Our Portfolio below.

Financial Statements for Equity Investments

Our equity investments (as fully described in Note 5) were deemed significant at December 31, 2012. As such, we included separate financial statements for our 2012 equity investments for the years ended December 31, 2014, 2013 and 2012 as exhibits to this Report. See Item 15(a)(2) of this Report. Our equity investments were not deemed significant for the years ended December 31, 2014 and 2013.

Narrative Description of Business

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

While our core strategy is focused on the lodging industry, we may also invest in other real estate property sectors, although we have not made any such investments to date. We will adjust our investment focus from time to time based upon market conditions and our advisor’s views on relative value as market conditions change. Our portfolio may include the following:

•	lodging, recreation and leisure-related assets such as hotels, resorts, clubs, resort residential, timeshare and fractional products, and golf, spa, marina, ski and other related uses;

•	commercial assets including office, industrial, retail and mixed-use assets;

•	single and multifamily rental and for-sale residential uses;

CWI 2014 10-K – 3

•	real estate securities including senior and junior debt positions, or commercial mortgage-backed securities, mezzanine debt and preferred equity; and

•	real estate-related entity-level investments, land and land development, developmental projects, and secondary property types such as senior living assets and single-tenant facilities.

Our advisor will evaluate potential acquisitions for us on a case-by-case basis. We are not required to meet any diversification standards and have no specific policies or restrictions regarding the geographic areas where we make investments or on the percentage of our capital that we may invest in a particular asset. However, without the prior approval of a majority of our independent directors, we may not invest more than 25% of our equity capital in non-lodging-related investments. We may also invest in permitted temporary investments, which include bank accounts and certificates of deposit, short-term U.S. government securities and other short-term liquid investments.

Our Portfolio

At December 31, 2014, our portfolio was comprised of our full or partial ownership in 27 hotels with 6,676 guest rooms, in the U.S. market (Item 2. Properties.).

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

Our intention is to consider alternatives for providing liquidity for our stockholders beginning not later than six years following the termination of our initial public offering, which terminated in September 2013. If we have not consummated a liquidity transaction by September 30, 2019, our board of directors will be required to consider (but will not be required to commence) an orderly liquidation of our assets, which would require the approval of our stockholders. A liquidity transaction could include sales of assets, either on a portfolio basis or individually, a listing of our shares on a national securities exchange, a merger (which may include a merger with our advisor or its affiliates, or one or more entities managed by our advisor or subadvisor in the future or another transaction approved by our board of directors).

Investment Decisions

Our subadvisor provides services to our advisor primarily relating to evaluating, negotiating and structuring potential investment opportunities for us. Before an investment is made, the transaction is also reviewed by our investment committee, unless the purchase price and contemplated capital improvements to the investment are $10.0 million or less, in which case the investment may be approved by our Chief Executive Officer. The investment committee retains the authority to identify other categories of transactions that may be entered into without its prior approval. The investment committee is not directly involved in originating or negotiating potential investments, but instead functions as a separate and final step in the acquisition process. Currently, all of our investment committee members are also members of our board of directors.

Financing Strategies

At December 31, 2014, our hotel portfolio, including both our consolidated and equity method investments, was 62% leveraged. We may fund some individual investments solely or primarily using our equity capital and others may be financed with greater than 50% leverage. The maximum leverage that our advisor may arrange for us to incur in the aggregate on our portfolio, without the need for further approval from a majority of our independent directors, is limited to the lesser of 75% of the total costs of our investments or 300% of our net assets.

Over time, we expect to meet our long-term liquidity requirements, including funding additional hotel property acquisitions, through long-term secured and unsecured borrowings and the issuance of additional equity or securities.

Transactions With Affiliates

We may borrow funds or purchase properties from, or enter into joint ventures with, our advisor, our subadvisor, or their respective affiliates, including Carey Watermark Investors 2 Incorporated, the CPA® REITs and WPC or its affiliates, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures.

CWI 2014 10-K – 4

We may also invest in other vehicles, such as real estate opportunity funds, that were formed, sponsored or managed by our advisor or our subadvisor and their respective affiliates. These transactions may take the form of jointly-owned ventures, direct purchases or sales of assets or debt, mergers or another type of transaction. Like us, the CPA® REITs and Carey Watermark Investors 2 Incorporated intend to consider alternatives for providing liquidity for their stockholders some years after they have completed their initial public offerings. A majority of our directors (including the independent directors) must approve any significant investment in which we invest jointly with an entity sponsored and/or managed by our advisor, our subadvisor or their respective affiliates, including the CPA® REITs and Carey Watermark Investors 2 Incorporated.

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

The hotel industry is highly competitive. Hotels we acquire compete with other hotels for guests in our markets. Competitive factors include location, convenience, brand affiliation, room rates, range of services, facilities and guest amenities or accommodations offered and quality of guest service. Competition in the markets in which our hotels operate include competition from existing, newly renovated and newly developed hotels in the relevant segments. Competition can adversely affect the occupancy, average daily rates, or ADR, and revenue per available room, or RevPAR, of our hotels, and thus our financial results, and may require us to provide additional amenities, incur additional costs or make capital improvements that we otherwise might not choose to make, which may adversely affect our profitability.

Seasonality

The lodging business is seasonal in nature. Generally, hotel revenues are greater in the second and third calendar quarters than in the first and fourth calendar quarters, although this may not be true for hotels in major tourist destinations. In general, revenues for hotels in tourist areas are substantially greater during tourist seasons than other times of the year. Seasonal variations in revenue at our hotels can be expected to cause quarterly fluctuations in our revenues. Quarterly earnings also may be adversely affected by events beyond our control, such as extreme weather conditions, economic factors and other considerations affecting travel. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, we may utilize cash on hand, borrowings, or cash raised in our offerings to satisfy our obligations.

Environmental Matters

The hotel properties that we acquire are subject to various federal, state and local environmental laws and regulations. Current and former owners and operators of property may have liability for the cost of investigating, cleaning up or disposing of hazardous materials released at, on, under, in or from the property. These laws typically impose responsibility and liability without regard to whether the owner or operator knew of or was responsible for the presence of hazardous materials or contamination, and liability under these laws is often joint and several. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous materials. As part of our efforts to mitigate these risks, we typically engage third parties to perform assessments of potential environmental risks when evaluating a new property acquisition, and we frequently obtain contractual protections (indemnities, cash reserves, letters of credit or other instruments) from property sellers, or another third party, to address known or potential environmental issues.

Financial Information About Geographic Areas

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 for financial information pertaining to our geographic operations.

Available Information

All filings we make with the SEC, including this Report, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and any amendments to those reports, are available for free on our website, http://www.careywatermark.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be

CWI 2014 10-K – 5

obtained for free on the SEC’s website at http://www.sec.gov. We are providing our website address solely for the information of investors. We do not intend our website to be an active link or to otherwise incorporate the information contained on our website into this Report or other filings with the SEC. Our Code of Ethics, which applies to all employees, including our Chief Executive Officer and Chief Financial Officer, is available on our website, http://www.careywatermark.com. We intend to make available on our website any future amendments or waivers to our Code of Ethics within four business days after any such amendments or waivers. We will supply to any stockholder, upon written request and without charge, a copy of this Report as filed with the SEC.

We will supply to any stockholder, upon written request and without charge, a copy of this Report as filed with the SEC.

Item 1A. Risk Factors.

Our business, results of operations, financial condition and ability to pay distributions could be materially adversely affected by various risks and uncertainties, including the conditions below. These risk factors may affect our actual operating and financial results and could cause such results to differ materially from our expectations as expressed in any forward-looking statements. You should not consider this list exhaustive. New risk factors emerge periodically and we cannot assure you that the factors described below list all risks that may become material to us at any later time.

The offering price for shares being offered through our DRIP was determined by our board of directors based upon our estimated NAV per share and may not be indicative of the price at which the shares would trade if they were listed on an exchange or were actively traded by brokers.

The offering price of the shares being offered through our DRIP was determined by our board of directors in the exercise of its business judgment based upon our estimated NAV per share as of September 30, 2014. The valuation methodologies underlying our estimated NAV involved subjective judgments. Valuations of real properties do not necessarily represent the price at which a willing buyer would purchase our properties; therefore, there can be no assurance that we would realize the values underlying our estimated NAV if we were to sell our assets and distribute the net proceeds to our stockholders. In addition, the values of our assets and debt are likely to fluctuate over time. The offering price may not be indicative of the price at which shares would trade if they were listed on an exchange or actively traded by brokers, the proceeds that a stockholder would receive if we were liquidated or dissolved, or of the value of our portfolio at the time you were able to dispose of your shares.

A delay in investing funds may adversely affect or cause a delay in our ability to deliver expected returns to investors and may adversely affect our performance.

We have not yet identified all of the assets to be purchased with the remaining proceeds of our follow-on offering. Pending investment, the balance of the proceeds of our follow-on offering will be invested in permitted temporary investments, which include short term U.S. government securities, bank certificates of deposit and other short-term liquid investments. The rate of return on those investments, which affects the amount of cash available to make distributions to stockholders, has fluctuated in recent years and most likely will be less than the return obtainable from real property or other investments. Therefore, delays in our ability to invest the remaining proceeds of our follow-on offering could adversely affect our ability to pay distributions to our stockholders. If we fail to timely invest the remaining proceeds of our follow-on offering and our DRIP or to invest in quality assets, our ability to achieve our investment objectives could be materially adversely affected.

Substantially all of our cash distributions to date have been sourced from offering proceeds. Future distributions will also likely be paid from offering proceeds, borrowings and other sources, without limitation, before we have substantially invested the remaining net proceeds from our follow-on offering, which would reduce amounts available for the acquisition of properties or require us to repay such borrowings, both of which could reduce your overall return.

The amount of any distributions we may make is uncertain. From inception through the date of this Report, we have not generated sufficient funds from (used in) operations, or FFO, to cover our distributions. We have funded substantially all of our cash distributions paid to date using net proceeds from our initial public offering and our follow-on offering and we expect to use offering proceeds, borrowings or other sources of cash, without limitation, to pay distributions in the future until we have substantially invested the net remaining proceeds from our follow-on offering. In addition, our distributions paid to date have exceeded our earnings and future distributions may do the same until we have substantially invested all offering proceeds. Distributions in excess of our earnings and profits could constitute a return of capital for U.S. federal income tax purposes. If we fund distributions from financings, then such financings will need to be repaid, and if we fund distributions from offering proceeds, then we will have fewer funds available for the acquisition of properties, which may affect our ability to generate future cash flows from operations.

CWI 2014 10-K – 6

Stockholders’ equity interests may be diluted.

Our stockholders do not have preemptive rights to any shares of common stock issued by us in the future. Therefore, if we (i) sell shares of common stock in the future, including those issued pursuant to our DRIP, (ii) sell securities that are convertible into our common stock, (iii) issue common stock in a private placement to institutional investors, (iv) issue shares of common stock to our independent directors or to our advisor and its affiliates for payment of fees in lieu of cash or (v) issue shares of common stock under our 2010 Equity Incentive Plan, then existing stockholders will experience dilution of their percentage ownership in us. Depending on the terms of such transactions, most notably the offer price per share and the value of our properties and our other investments, existing stockholders might also experience a dilution in the book value per share of their investment in us.

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

Our success is dependent on the performance of our advisor and our subadvisor.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our advisor in the acquisition of investments, the determination of any financing arrangements and the management of our assets. Our advisor has not previously sponsored a program focused on lodging investments. Our advisor has retained the services of our subadvisor because our subadvisor is experienced in investing in and managing hotel properties and other lodging-related assets. If either our advisor or our subadvisor fails to perform according to our expectations, we could be materially adversely affected.

The past performance of WPC or Watermark Capital Partners, or partnerships and programs sponsored or managed by WPC, including the CPA® REITs, may not be indicative of our advisor’s performance with respect to us. We cannot guarantee that our advisor will be able to successfully manage and achieve liquidity for us to the extent it has done so in the past.

CWI 2014 10-K – 7

We are dependent upon our advisor and our advisor’s access to the lodging experience of our subadvisor. The decision by our advisor to terminate the advisory agreement or by our subadvisor to terminate the subadvisory agreement may materially adversely affect our ability to meet our investment objectives.

We are subject to the risk that our advisor will terminate the advisory agreement or that our subadvisor will terminate the subadvisory agreement and that no suitable replacement(s) will be found to manage us. We have no employees or separate facilities and are substantially reliant on our advisor, which has significant discretion as to the implementation and execution of our business strategies. Our advisor in turn is relying in part on the lodging experience of our subadvisor. We can offer no assurance that our advisor will remain our external manager, that our subadvisor will continue to be retained or that we will continue to have access to our advisor’s, WPC’s and/or Watermark Capital Partners’ professionals or their information or deal flow. If our advisor terminates the advisory agreement or if our advisor or our subadvisor terminates the subadvisory agreement, we will not have access to our advisor’s, WPC’s and/or Watermark Capital Partners’ professionals or their information or deal flow and will be required to expend time and money to seek replacements, all of which may impact our ability to execute our business plan and meet our investment objectives.

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

In 2008, WPC and Carey Financial, a subsidiary of WPC and the dealer manager for our public offerings, settled all matters relating to an investigation by the SEC, including matters relating to payments by certain CPA® REITs during 2000-2003 to broker-dealers that distributed their shares, which were alleged by the SEC to be undisclosed underwriting compensation, but which WPC and Carey Financial neither admitted nor denied. In connection with implementing the settlement, a federal court injunction was entered against WPC and Carey Financial enjoining them from violating a number of provisions of the federal securities laws. Any further violation of these laws by WPC or Carey Financial could result in civil remedies, including sanctions, fines and penalties, which may be more severe than if the violation had occurred without the injunction being in place. Additionally, if WPC or Carey Financial breaches the terms of the injunction, the SEC may petition the court to vacate the settlement and restore the SEC’s original action to the active docket for all purposes.

In 2012, Corporate Property Associates 15 Incorporated, WPC and Carey Financial settled all matters relating to an investigation by the state of Maryland regarding the sale of unregistered securities of Corporate Property Associates 15 Incorporated in 2002 and 2003. Under the Consent Order, Corporate Property Associates 15 Incorporated, WPC and Carey Financial agreed, without admitting or denying liability, to cease and desist from any further violations of selling unregistered securities in Maryland. Contemporaneous with the issuance of the Consent Order, Corporate Property Associates 15 Incorporated, WPC and Carey Financial paid the Maryland Division of Securities a civil penalty of $10,000.

Additional regulatory action, litigation or governmental proceedings could adversely affect us by, among other things, distracting WPC and Carey Financial from their duties to us, resulting in significant monetary damages to WPC and Carey Financial, which could adversely affect their ability to perform services for us, or resulting in injunctions or other restrictions on WPC’s or Carey Financial’s ability to act as our advisor and dealer manager, respectively, in the United States or in one or more states.

CWI 2014 10-K – 8

Exercising our right to repurchase all or a portion of Carey Watermark Holdings’ interests in our Operating Partnership upon certain termination events could be prohibitively expensive and could deter us from terminating the advisory agreement.

The termination or resignation of Carey Lodging Advisors, LLC as our advisor, or non-renewal of the advisory agreement and replacement with an entity that is not an affiliate of our advisor, would give our Operating Partnership the right, but not the obligation, to repurchase all or a portion of Carey Watermark Holdings’ interests in our Operating Partnership at the fair market value of those interests on the date of termination, as determined by an independent appraiser. This repurchase could be prohibitively expensive, could require the Operating Partnership to sell assets in order to raise sufficient funds to complete the repurchase and could discourage or deter us from terminating the advisory agreement. Alternatively, if our Operating Partnership does not exercise its repurchase right, we might be unable to find another entity that would be willing to act as our advisor while Carey Watermark Holdings owns a significant interest in the Operating Partnership. If we do find another entity to act as our advisor, we may be subject to higher fees than the fees charged by Carey Lodging Advisors, LLC.

The repurchase of Carey Watermark Holdings’ special general partner interest in our Operating Partnership upon the termination of Carey Lodging Advisors, LLC as our advisor in connection with a merger or other extraordinary corporate transaction may discourage certain business combination transactions.

In the event of a merger or other extraordinary corporate transaction in which our advisory agreement is terminated and Carey Lodging Advisors, LLC is not replaced by an affiliate of WPC as our advisor, the Operating Partnership must either repurchase all or a portion of Carey Watermark Holdings’ special general partner interest in our Operating Partnership or obtain the consent of Carey Watermark Holdings to the merger. This obligation may deter a transaction in which we are not the survivor. This deterrence may limit the opportunity for stockholders to receive a premium for their common stock that might otherwise exist if an investor attempted to acquire us through a merger or other extraordinary corporate transaction.

Payment of fees to our advisor and distributions to our special general partner will reduce cash available for investment and distribution.

Our advisor will perform services for us in connection with the selection and acquisition of our investments, the management of our properties and the administration of our other investments. Unless our advisor elects to receive our common stock in lieu of cash compensation, we will pay our advisor substantial cash fees for these services. In addition, Carey Watermark Holdings, as the special general partner of our Operating Partnership, is entitled to certain distributions from our Operating Partnership. The payment of these fees and distributions will reduce the amount of cash available for investments or distribution to our stockholders.

Our advisor, subadvisor and their respective affiliates may be subject to conflicts of interest.

Our advisor manages our business and selects our investments. Our subadvisor performs services for our advisor relating to us. Our advisor, subadvisor and their respective affiliates have potential conflicts of interest in their dealings with us. Circumstances under which a conflict could arise between us and our advisor and its affiliates include:

•
the receipt of compensation by our advisor and subadvisor for acquisitions of investments, sales and financing for us, which may cause our advisor to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;

•
agreements between us and our advisor, and between our advisor and subadvisor, including agreements regarding compensation, will not be negotiated on an arm’s-length basis, as would occur if the agreements were with unaffiliated third parties;

•
acquisitions of single assets or portfolios of assets from affiliates, including WPC and/or the CPA® REITs and Carey Watermark Investors 2 Incorporated, subject to our investment policies and procedures, which may take the form of a direct purchase of assets, a merger or another type of transaction;

•
competition with WPC and entities managed by it and our subadvisor for investment acquisitions, which are resolved by our advisor (although our advisor is required to use its best efforts to present a continuing and suitable investment program to us, decisions as to the allocation of investment opportunities present conflicts of interest, which may not be resolved in the manner that is most favorable to our interests);

•
a decision by our asset operating committee (on our behalf) of whether to hold or sell an asset, which could impact the timing and amount of fees payable to our advisor and subadvisor as well as allocations and distributions payable to Carey Watermark Holdings pursuant to its special general partner interests (e.g. our advisor receives asset management fees and may decide not to sell an asset; however, our advisor receives disposition fees and Carey Watermark Holdings will be entitled to certain profit allocations and cash distributions based upon sales of

CWI 2014 10-K – 9

assets as a result of its Operating Partnership profits interest, and our subadvisor will share in apportion of those fees and distributions);

•	business combination transactions, including mergers with WPC, Carey Watermark Investors 2 Incorporated or the CPA® REITs;

•	decisions regarding liquidity events, which may entitle our advisor, subadvisor and their affiliates to receive additional fees and distributions in respect of the liquidations;

•
disposition fees based on the sale price of assets and interests in disposition proceeds based on net cash proceeds from the sale, exchange or other disposition of assets may cause a conflict between our advisor’s desire to sell an asset and our plans to hold or sell the asset;

•	the termination of the advisory agreement and other agreements with our advisor, subadvisor and their affiliates; and

•
as of December 31, 2014, the advisor and its affiliates own approximately 1.1% of our outstanding common stock, which gives the advisor influence over our affairs even if we were to terminate the advisory agreement (there can be no assurance that such affiliates will act in accordance with our interests when exercising the voting power of their shares).

There are conflicts of interest with certain of our directors and officers who have duties to WPC and/or to Watermark Capital Partners and entities sponsored or managed by either of them with which we contract or with which we may compete for properties.

Several of the officers and certain of the directors of our advisor or our subadvisor are also our officers and directors, including Mr. Medzigian, Trevor P. Bond, Thomas E. Zacharias, Catherine D. Rice and Hisham A. Kader. Our advisor has entered into contracts with us to provide us with asset management, property acquisition and disposition services, and our subadvisor supports our advisor in the provision of these services. Our officers may benefit from the fees and distributions paid to our advisor, our subadvisor and Carey Watermark Holdings.

In addition, Mr. Medzigian, one of our directors, is and will be a principal in other real estate investment transactions or programs that may compete with us. Currently, Mr. Medzigian is the chairman and managing partner of Watermark Capital Partners. Watermark Capital Partners is a private investment and management firm that specializes in real estate private equity transactions involving hotels and resorts, resort residential products, recreational projects (including golf and club ownership programs) and new-urbanism and mixed-use projects. Watermark Capital Partners, through its affiliates, currently owns interests in and/or manages three lodging properties within the United States, including one which is part of a joint venture with WPC and one in which Watermark Capital Partners serves as asset manager pursuant to an asset management agreement with an affiliate of WPC. Mr. Bond, our Chairman, is a director and chief executive officer of WPC, which is a REIT that has provided long-term net-lease financing via sale-leaseback and build-to-suit transactions for companies worldwide for 40 years. WPC and the CPA® REITs own six investments in 16 lodging properties located within the United States, including the two which are part of joint ventures with Watermark Capital Partners. WPC, the CPA® REITs and Watermark Capital Partners have an economic interest in other transactions, including in such pre-existing lodging investments, and Messrs. Medzigian and Bond, by virtue of their positions in Watermark Capital Partners, WPC and the CPA® REITs, as applicable, may be subject to conflicts of interests.

Each of our advisor and subadvisor has agreed that they and their respective affiliates will not invest in lodging investments except for individual investments of less than $4.0 million, noncontrolling interests in lodging investments, and lodging investments that were considered and rejected by our investment committee. However, the CPA® REITs and other entities managed by WPC are not restricted in making future investments in lodging properties, unless WPC owns a majority of the voting equity interests of such entities. These commitments of our advisor and our subadvisor will terminate upon the earliest to occur of certain events, including but not limited to: (i) the termination of the subadvisory agreement or (ii) the date on which we have invested at least 90% of the net proceeds of our follow-on offering. No fund, including the CPA® REITs, managed by our advisor and its affiliates will be subject to these commitments of our advisor unless our advisor and its affiliates own a majority of the outstanding voting equity interests of such fund.

As a result of the interests described in this section, our advisor, our subadvisor and the directors and officers who are common to us, the CPA® REITs, Carey Watermark Investors 2 Incorporated, WPC and Watermark Capital Partners will experience conflicts of interest.

CWI 2014 10-K – 10

We have limited independence, and there are potential conflicts between our advisor, our subadvisor and our stockholders.

Substantially all of our management functions are performed by officers of our advisor pursuant to the subadvisory agreement and by our subadvisor pursuant to the subadvisory agreement. Additionally, some of the directors of WPC and Watermark Capital Partners, or entities managed by them, are also members of our board of directors. This limited independence, combined with our advisor’s and Carey Watermark Holdings’ interests in us, may result in potential conflicts of interest because of the substantial control that our advisor has over us and because some of its economic incentives may differ from those of our stockholders.

Our NAV is computed by the advisor relying in part on information that the advisor provides to a third party.

Our NAV is computed by the advisor relying in part upon an annual third-party appraisal of the fair market value of our real estate and third-party estimates of the fair market value of our mortgage debt. Any valuation includes the use of estimates and our valuation may be influenced by the information provided to the third party by the advisor. Because NAV is an estimated value and can change as interest rate and real estate markets fluctuate, there is no assurance that a stockholder will realize such NAV in connection with any liquidity event.

We may face competition from WPC and entities managed by our advisor, our subadvisor and their respective affiliates in the purchase, sale and ownership of properties.

Entities managed by our advisor in the future, and entities separately managed now or in the future by WPC, such as Carey Watermark Investors 2 Incorporated, the CPA® REITs, or Watermark Capital Partners, as well as WPC itself, may compete with us with respect to properties, potential purchasers, sellers of properties and mortgage financing for properties. If in the future some of the entities formed and managed by our advisor or our subadvisor or their respective affiliates focus specifically on lodging investments, they may receive preference in the allocation of those types of investments.

If we internalize our management functions, the percentage of our outstanding common stock owned by our other stockholders could be reduced and we could incur other significant costs associated with being self-managed.

In the future, our board of directors may consider internalizing the functions currently performed for us by our advisor by, among other methods, acquiring our advisor’s or subadvisor’s assets. The method by which we could internalize these functions could take many forms. There is no assurance that internalizing our management functions will be beneficial to us and our stockholders. An acquisition of our advisor or subadvisor could reduce earnings per share and FFO per share. Additionally, we may not realize the perceived benefits, be able to properly integrate a new staff of managers and employees or be able to effectively replicate the services provided previously by our advisor or subadvisor. Internalization transactions, including without limitation, transactions involving the acquisition of advisors or property managers affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims, which would reduce the amount of funds available for us to invest in properties or other investments and to pay distributions. All of these factors could have material adverse effect on our results of operations, financial condition and ability to pay distributions.

Even if we internalize management, certain key employees may stay employees of the advisor or subadvisor.

There can be no assurance that key employees of the advisor or subadvisor would join us if we internalize management. We have no right to require any of them to do so. They may be subject to employment and/or non-competition agreements with the advisor or subadvisor that would restrict their ability to become our employees without the consent of the advisor or subadvisor, as applicable. Therefore, we may have to hire new employees who are not familiar with our company, which may be more expensive or may adversely affect our performance.

If our advisor is internalized by another entity managed by the advisor, or if our advisor decides to change its business strategy, we could be adversely affected.

Our advisor and its affiliate act as the external advisor to the CPA® REITs and Carey Watermark Investors 2 Incorporated and may act as the advisor to other entities in the future. If any of such entities were to acquire the assets and operations of our advisor in an internalization transaction, we could be adversely affected because such a transaction could result in the loss of the advisor’s services to us. In addition, our advisor is a subsidiary of WPC, which is an operating REIT in its own right that is listed on the NYSE. There can be no assurance that WPC will not decide in the future to focus on business activities other than acting as an advisor to non-listed REITs, such as us. In such cases, we would have to find a new advisor. A new advisor would

CWI 2014 10-K – 11

not be familiar with our company and may charge fees that are higher than the fees we pay to our advisor, all of which may materially adversely affect our performance.

We could have property losses that are not covered by insurance.

Our property insurance policies provide that all of the claims from each of our hotels resulting from a particular insurable event must be combined together for purposes of evaluating whether the aggregate limits and sub-limits contained in our policies have been exceeded. Therefore, if an insurable event occurs that affects more than one of our hotels, the claims from each affected hotel will be added together to determine whether the aggregate limit or sub-limits, depending on the type of claim, have been reached. If the total value of the loss exceeds the aggregate limits available, each affected hotel may only receive a proportional share of the amount of insurance proceeds provided for under the policy. We may incur losses in excess of insured limits, and as a result, may be even less likely to receive sufficient coverage for risks that affect multiple properties, such as earthquakes or catastrophic terrorist acts. Risks such as war, catastrophic terrorist acts, nuclear, biological, chemical or radiological attacks, and some environmental hazards may be deemed to fall completely outside the general coverage limits of our policies, may be uninsurable or may be too expensive to justify insuring against.

We may also encounter disputes concerning whether an insurance provider will pay a particular claim that we believe is covered under our policy. Should a loss in excess of insured limits or an uninsured loss occur, or should we be unsuccessful in obtaining coverage from an insurance carrier, we could lose all, or a portion of, the capital we have invested in a property, as well as the anticipated future revenue from the hotel. In such event, we may nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

We obtain terrorism insurance to the extent required by lenders or franchisors as a part of our all-risk property insurance program, as well as our general liability policy. However, our all-risk policies have limitations, such as per occurrence limits and sub-limits, which may have to be shared proportionally across participating hotels under certain loss scenarios. Also, all-risk insurers only have to provide terrorism coverage to the extent mandated by the Terrorism Risk Insurance Act for “certified” acts of terrorism - namely those that are committed on behalf of non-U.S. persons or interests. Furthermore, we do not have full replacement coverage at all of our hotels for acts of terrorism committed on behalf of U.S. persons or interests (“non-certified” events), as our coverage for such incidents is subject to sub-limits and/or annual aggregate limits. In addition, property damage related to war and to nuclear, biological and chemical incidents is excluded under our policies. While the Terrorism Risk Insurance Act will reimburse insurers for losses resulting from nuclear, biological and chemical perils, it does not require insurers to offer coverage for these perils and, to date, insurers are not willing to provide this coverage, even with government reinsurance. Additionally, there is a possibility that Congress will not renew the Terrorism Risk Insurance Act, which would eliminate the federal subsidy for terrorism losses. As a result of the above, there remains uncertainty regarding the extent and adequacy of terrorism coverage that will be available to protect our interests in the event of future terrorist attacks that impact our properties.

Our operations could be restricted if we become subject to the Investment Company Act.

A person will generally be deemed to be an “investment company” for purposes of the Investment Company Act of 1940, or the Investment Company Act, if:

•	it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities; or

•
it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which is referred to as the “40% test.”

We believe that we and our subsidiaries are engaged primarily in the business of acquiring and owning interests in real estate. We hold ourselves out as a real estate firm and do not engage primarily in the business of investing, reinvesting, or trading in securities. Accordingly, we do not believe that we are an investment company as defined in section 3(a)(1)(A) of the Investment Company Act and described in the first bullet point above. Excepted from the term “investment securities” for purposes of the 40% test described in the second bullet point above are securities issued by majority-owned subsidiaries, such as our operating partnership, that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

Our operating partnership generally expects to satisfy the 40% test; however, depending on the nature of its investments, our operating partnership may rely upon the exclusion from registration as an investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in the business of purchasing or otherwise

CWI 2014 10-K – 12

acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of the operating partnership's assets must be comprised of qualifying real estate assets and at least 80% of its portfolio must be comprised of qualifying real estate assets and real estate-related assets. Qualifying assets for this purpose include mortgage loans and other assets, including certain mezzanine loans and B notes, that the SEC staff in various no-action letters has affirmed can be treated as qualifying assets. We treat the following as real estate-related assets: commercial mortgage-backed securities, debt and equity securities of companies primarily engaged in real estate businesses, and securities issued by pass through entities of which substantially all the assets consist of qualifying assets and/or real estate-related assets. We rely on guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets. In August 2011, the SEC issued a concept release soliciting public comment on a wide range of issues relating to Section (3)(c)(5)(C), including the nature of the assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including the guidance of the SEC or its staff regarding this exclusion, will not change in a manner that adversely affects our operations. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in the operating partnership holding assets we might wish to sell or selling assets we might wish to hold.

To maintain compliance with an Investment Company Act exemption or exclusion, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forego opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. If we were required to register as an investment company, we would be prohibited from engaging in our business as currently contemplated because the Investment Company Act imposes significant limitations on leverage. In addition, we would have to seek to restructure the advisory agreement because the compensation that it contemplates would not comply with the Investment Company Act. If we fail to comply with the Investment Company Act, criminal and civil actions could be brought against us, our contracts could be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Because the operating partnership is not an investment company and does not rely on the exclusion from investment company registration provided by Section 3(c)(1) or 3(c)(7), and the operating partnership is our majority-owned subsidiary, our interests in the operating partnership do not constitute investment securities for purposes of the 40% test. Our interest in the operating partnership is our only material asset; therefore, we believe that we satisfy the 40% test.

Compliance with the Americans with Disabilities Act of 1990 and the related regulations, rules and orders may adversely affect our financial condition.

Under the Americans with Disabilities Act of 1990, all public accommodations, including hotels, are required to meet certain federal requirements for access and use by disabled persons. Various state and local jurisdictions have also adopted requirements relating to the accessibility of buildings to disabled persons. We make every reasonable effort to ensure that our hotels substantially comply with the requirements of the Americans with Disabilities Act of 1990 and other applicable laws. However, we could be liable for both governmental fines and payments to private parties if it were determined that our hotels are not in compliance with these laws. If we were required to make unanticipated major modifications to our hotels to comply with the requirements of the Americans with Disabilities Act of 1990 and similar laws, it could materially adversely affect our ability to make distributions to our stockholders and to satisfy our other obligations.

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

CWI 2014 10-K – 13

Our participation in joint ventures creates additional risk because, among other things, we cannot exercise sole decision making power and our partners may have different economic interests than we have.

We participate in joint ventures and, from time to time, we may purchase assets jointly with third parties, Watermark Capital Partners, WPC or the other entities sponsored or managed by our advisor or its affiliates, such as Carey Watermark Investors 2 Incorporated or the CPA® REITs. There are additional risks involved in joint venture transactions. As a co-investor in a joint venture, we may not be in a position to exercise sole decision-making authority relating to the property, the joint venture or our investment partner. In addition, there is the potential that our joint venture partner may become bankrupt or that we may have diverging or inconsistent economic or business interests. These diverging interests could, among other things, expose us to liabilities in the joint venture investment in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly-owned property could reduce the value of each portion of the divided property. Further, the fiduciary obligation that our advisor or members of our board of directors may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

We are subject, in part, to the risks of real estate ownership.

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

If available financing declines or interest rates rise, our financial condition and ability to make distributions may be adversely affected.

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

Our inability to sell properties may result in us owning lodging facilities that no longer fit within our business strategy. Holding these properties or selling these properties for losses may affect our earnings and, in turn, could adversely affect our value. Some of the other factors that could result in difficulty selling properties include, but are not limited to:

•	inability to agree on a favorable price;

•	inability to agree on favorable terms;

•	restrictions imposed by third parties, such as an inability to transfer franchise or management agreements;

•	lender restrictions;

•	environmental issues; and/or

•	property condition.

CWI 2014 10-K – 14

Potential liability for environmental matters could adversely affect our financial condition.

Owners of real estate are subject to numerous federal, state, local and foreign environmental laws and regulations. Under these laws and regulations, a current or former owner of real estate may be liable for costs of remediating hazardous substances found on its property, whether or not they were responsible for its presence. Although we subject our properties to an environmental assessment prior to acquisition, we may not be made aware of all the environmental liabilities associated with a property prior to its purchase, or we or a subsequent owner may discover hidden environmental hazards subsequent to acquisition. The costs of investigation, remediation or removal of hazardous substances may be substantial. In addition, the presence of hazardous substances on one of our properties, or the failure to properly remediate a contaminated property, could adversely affect our ability to sell the property or to borrow using the property as collateral.

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

Environmental laws may also impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require expenditures.

We and our independent hotel operators rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We and our independent hotel operators rely on information technology networks and systems, including the internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as individually identifiable information, including information relating to financial accounts. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

We face risks relating to cybersecurity attacks, loss of confidential information and other business disruptions.

Our business is at risk from and may be impacted by cybersecurity attacks, including attempts to gain unauthorized access to our confidential data and other electronic security breaches. Such cyber-attacks can range from individual attempts to gain unauthorized access to our or our independent property operators’ information technology systems to more sophisticated security threats. While we and our independent property operators employ a number of measures to prevent, detect and mitigate these threats including password protection, backup servers and annual penetration testing, there is no guarantee such efforts will be successful in preventing a cyber attack. Cybersecurity incidents could compromise the confidential information of financial transactions and records, personal identifying information, reservations, billing and operating data and disrupt and effect the efficiency of our business operations.

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

CWI 2014 10-K – 15

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

•
unforeseen events beyond our control, such as terrorist attacks, travel related health concerns, including pandemics and epidemics (such as H1N1 influenza (swine flu), avian/bird flu and SARS) political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel related accidents and unusual weather patterns, including natural disasters such as hurricanes, tsunamis or earthquakes;

•	adverse effects of a downturn in the lodging industry; and

•	risks generally associated with the ownership of hotel properties and real estate, as discussed below.

These risks could reduce our net operating profits, which in turn could adversely affect our ability to make distributions to our stockholders.

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

The lodging industry is highly cyclical in nature. Fluctuations in operating performance are caused largely by general economic and local market conditions, which subsequently affect levels of business and leisure travel. In addition to general economic conditions, new hotel room supply is an important factor that can affect the lodging industry’s performance, and over-building has the potential to further exacerbate the negative impact of an economic recession. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth. A decline in lodging demand, a substantial growth in lodging supply or a deterioration in the improvement of lodging fundamentals as forecast by industry analysts could result in returns that are substantially below expectations, or result in losses, which could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

CWI 2014 10-K – 16

Future terrorist attacks or increased concern about terrorist activities or the threat or outbreak of a pandemic disease could adversely affect the travel and lodging industries and may affect operations for our hotels and the hotels that we acquire.

As in the past, terrorist attacks in the United States and abroad, terrorist alerts or threats of outbreaks of pandemic disease could result in a decline in hotel business caused by a reduction in travel for both business and pleasure. Any kind of terrorist activity within the United States or elsewhere could negatively impact both domestic and international markets as well as our business. Such attacks or threats of attacks could have a material adverse effect on our business, our ability to insure our properties and our operations. The threat or outbreak of a pandemic disease could reduce business and leisure travel, which could have a material adverse effect on our business.

We may not have control over properties under construction.

We have acquired, and may continue to acquire, hotels under development, as well as hotels that require extensive renovation. When we acquire a hotel for development or renovation, we are subject to the risk that we cannot control construction costs and the timing of construction or a developer’s ability to build in conformity with plans, specifications and timetables.

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

If our leases with the TRS lessees do not qualify as arm’s length for tax purposes, we could be subject to potentially significant tax penalties.

Our TRS lessees will incur taxes or accrue tax benefits consistent with a “C” corporation. If the leases between us and our TRS lessees were deemed by the Internal Revenue Service to not reflect arm’s length transactions for tax purposes, we may be subject to severe tax penalties as the lessor, which will increase our lodging operating expenses and adversely impact our profitability and cash flows.

CWI 2014 10-K – 17

Our results of operations, financial position, cash flows and ability to service debt and to make distributions to stockholders depend on the ability of the independent property operators to operate and manage the hotels.

Under the provisions of the Internal Revenue Code, we are allowed as a REIT, to own lodging properties but are prohibited from operating these properties. In order for us to satisfy certain REIT qualification rules, we enter into leases with the TRS lessees for each of our lodging properties. The TRS lessees in turn contract with independent property operators that manage the day-to-day operations of our properties. Although we consult with the property operators with respect to strategic business plans, we may be limited, depending on the terms of the applicable operating agreement and REIT qualification rules, in our ability to direct the actions of the independent property operators, particularly with respect to daily operations. Thus, even if we believe that our lodging properties are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, RevPAR, ADR or operating profits, we may not have sufficient rights under a particular property operating agreement to enable us to force the property operator to change its method of operation. We can only seek redress if a property operator violates the terms of the applicable property operating agreement with the TRS lessee, and then only to the extent of the remedies provided for in the property operating agreement. Our results of operations, financial position, cash flows and ability to service debt and to make distributions to stockholders are, therefore, substantially dependent on the ability of the property operators to operate our properties successfully. Some of our operating agreements may have lengthy terms, may not be terminable by us before the agreement’s expiration and may require the payment of substantial termination fees. In the event that we are able to and do replace any of our property operators, we may experience significant disruptions at the affected hotels, which may adversely affect our ability to make distributions to our stockholders.

There may be operational limitations associated with management and franchise agreements affecting our properties, and these limitations may prevent us from using these properties to their best advantage for our stockholders.

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

The standards are subject to change over time, in some cases at the direction of the franchisor, and may restrict the ability of any of our TRS lessees, as franchisee, to make improvements or modifications to a property without the consent of the franchisor. Conversely, as a condition to the maintenance of a franchise license, a franchisor could also require us to make capital expenditures, even if we do not believe the capital improvements are necessary, desirable or likely to result in an acceptable return on our investment. Action or inaction on our part or by our TRS lessees could result in a breach of those standards or other terms and conditions of the franchise agreements and could result in the loss or termination of a franchise license.

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

We are subject to the potential risks associated with the concentration of our hotels under a particular brand. A negative public image or other adverse event that becomes associated with a brand could adversely affect hotels operated under that brand. If any brands under which we operate hotels suffer a significant decline in appeal to the traveling public, the revenues and profitability of such hotels could be adversely affected.

We face competition in the lodging industry, which may limit our profitability and returns to our stockholders.

The lodging industry is highly competitive. This competition could reduce occupancy levels and rental revenues at our properties, which would adversely affect our operations. We face competition from many sources, including from other lodging facilities both in the immediate vicinity and the geographic market where our lodging properties will be located. In addition, increases in operating costs due to inflation may not be offset by increased room rates. We also face competition from nationally recognized lodging brands with which we are not associated.

CWI 2014 10-K – 18

We also face competition for investment opportunities. In addition to WPC, Watermark Capital Partners and their respective affiliates, including Carey Watermark Investors 2 Incorporated and the CPA® REITs, we face competition from other REITs, national lodging chains and other entities that may have substantially greater financial resources than we do. If our advisor is unable to compete successfully in the acquisition and management of our lodging properties, our results of operation and financial condition may be adversely affected and may reduce the cash available for distribution to our stockholders.

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

There is no active public trading market for our shares and we do not expect there ever will be one. Moreover, we are not required to ever complete a liquidity event. Our stockholders should not rely on our redemption plan as a method to sell shares promptly because our redemption plan includes numerous restrictions that limit stockholders’ ability to sell their shares to us, and our board of directors may amend, suspend or terminate our redemption plan without giving stockholders advance notice. In particular, the redemption plan provides that we may redeem shares only if we have sufficient funds available for redemption and to the extent the total number of shares for which redemption is requested in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed 5% of the total number of our shares outstanding as of the last day of the immediately preceding fiscal quarter. Therefore, it may be difficult for stockholders to sell their shares promptly or at all. In addition, the price received for any shares sold prior to a liquidity event is likely to be less than the NAV per share at that time. Investor suitability standards imposed by certain states may also make it more difficult for stockholders to sell their shares to someone in those states.

The limit in our charter on the number of our shares a person may own may discourage a takeover, which might provide our stockholders with liquidity or other advantages.

To assist us in meeting the REIT qualification rules, among other things, our charter prohibits the ownership by one person or affiliated group of more than 9.8% in value of our stock or more than 9.8% in value or number, whichever is restrictive, of our outstanding shares of common stock, unless exempted (prospectively or retroactively) by our board of directors. This ownership limitation may discourage third parties from making a potentially financially attractive tender offer for our stockholders’ shares, thereby inhibiting a change of control of us.

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

CWI 2014 10-K – 19

Dividends payable by REITs generally do not qualify for reduced U.S. federal income tax rates because qualifying REITs do not pay U.S. federal income tax on their distributed net income.

The maximum U.S. federal income tax rate for qualified dividends payable by domestic corporations to taxable U.S. stockholders is 20% under current law. Dividends payable by REITs, however, are generally not eligible for the reduced rates, except to the extent that they are attributable to dividends paid by a TRS or a C corporation, or relate to certain other activities. This is because qualifying REITs receive an entity level tax benefit from not having to pay U.S. federal income tax on their net income. As a result, the more favorable rates applicable to regular corporate dividends could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the reduced U.S. federal income tax rates applicable to corporate dividends, which could negatively affect the value of our properties.

Possible legislative or other actions affecting REITs could adversely affect our stockholders and us.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which may have retroactive application) could adversely affect our stockholders or us. It cannot be predicted whether, when, in what forms, or with what effective dates, the tax laws applicable to our stockholders or us will be changed.

We disclose FFO and modified funds from (used in) operations, or MFFO, which are financial measures that are not derived in accordance with accounting principles generally accepted in the United States, or GAAP, in documents we file with the SEC; however, FFO and MFFO are not equivalent to our net income or loss as determined under GAAP, and stockholders should consider GAAP measures to be more relevant to our operating performance.

We use and disclose to investors FFO and MFFO, which are metrics not derived in accordance with GAAP, or non-GAAP financial measures. FFO and MFFO are not equivalent to our net income or loss as determined in accordance with GAAP and investors should consider GAAP measures to be more relevant to evaluating our operating performance. FFO and GAAP net income differ because FFO excludes gains or losses from sales of property and asset impairment write-downs, depreciation and amortization, and is after adjustments for such items related to noncontrolling interests. MFFO and GAAP net income differ because MFFO represents FFO with further adjustments to exclude acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, realized gains and losses from early extinguishment of debt, deferred rent receivables and the further adjustments of these items related to noncontrolling interests.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance.

Neither the SEC, the National Association of Real Estate Investment Trusts, Inc., or NAREIT, an industry trade group, nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry, and we would have to adjust our calculation and characterization of FFO and MFFO accordingly.

Our board of directors may revoke our REIT election without stockholder approval, which may cause adverse consequences to our stockholders.

Our organizational documents permit our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if the board of directors determines that it is not in our best interest to qualify as a REIT. In such case, we would become subject to U.S. federal income tax on our net taxable income and would no longer be required to distribute most of our net taxable income to our stockholders, which may have adverse consequences on the total return to our stockholders.

CWI 2014 10-K – 20

Conflicts of interest may arise between holders of our common stock and holders of partnership interests in our Operating Partnership.

Our directors and officers have duties to us and to our stockholders under Maryland law in connection with their management of us. At the same time, our Operating Partnership was formed in Delaware and we, as general partner have fiduciary duties under Delaware law to our Operating Partnership and to the limited partners in connection with the management of our Operating Partnership. Our duties as general partner of our Operating Partnership may come into conflict with the duties of our directors and officers to us and our stockholders.

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

Additionally, the partnership agreement expressly limits our liability by providing that we and our officers, directors, agents and employees will not be liable or accountable to our Operating Partnership for losses sustained, liabilities incurred or benefits not derived if we or our officers, directors, agents or employees acted in good faith. In addition, our Operating Partnership is required to indemnify us and our officers, directors, employees, agents and designees to the extent permitted by applicable law from and against any and all claims arising from operations of our Operating Partnership, unless it is established that: (i) the act or omission was committed in bad faith, was fraudulent or was the result of active and deliberate dishonesty; (ii) the indemnified party actually received an improper personal benefit in money, property or services; or (iii) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. These limitations on liability do not supersede the indemnification provisions of our charter.

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

These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder. Thereafter, any business combination must be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding voting shares and two-thirds of the votes entitled to be cast by holders of our outstanding voting stock (other than voting stock held by the interested stockholder or by an affiliate or associate of the interested stockholder). These requirements could have the effect of inhibiting a change in control of us even if a change in control were in our stockholders’ interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that someone becomes an interested stockholder. In addition, a person is not an interested stockholder if the board of directors approved in advance the transaction by which he or she otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board.

CWI 2014 10-K – 21

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

CWI 2014 10-K – 22

Item 2. Properties.

Our principal corporate offices are located at 50 Rockefeller Plaza, New York, New York 10020.

Our Hotels

The following table sets forth certain information for each of the hotels that we consolidate in our financial statements, or our Consolidated Hotels, as further discussed in Note 4, and the hotels that we record as equity investments in our financial statements, or our Unconsolidated Hotels, as further discussed in Note 5, at December 31, 2014:

Hotel	State	Number of Rooms	% Owned	Acquisition Date	Hotel Type
Consolidated Hotels
Hampton Inn Boston Braintree	MA	103	100%	May 31, 2012	Select-service
Hilton Garden Inn New Orleans French Quarter/CBD	LA	155	88%	June 8, 2012	Select-service
Lake Arrowhead Resort and Spa (a)	CA	173	97%	July 9, 2012	Resort
Courtyard San Diego Mission Valley	CA	317	100%	December 6, 2012	Select-service
Hampton Inn Atlanta Downtown	GA	119	100%	February 14, 2013	Select-service
Hampton Inn Frisco Legacy Park	TX	105	100%	February 14, 2013	Select-service
Hampton Inn Memphis Beale Street	TN	144	100%	February 14, 2013	Select-service
Hampton Inn Birmingham Colonnade	AL	133	100%	February 14, 2013	Select-service
Hilton Garden Inn Baton Rouge Airport	LA	131	100%	February 14, 2013	Select-service
Courtyard Pittsburgh Shadyside	PA	132	100%	March 12, 2013	Select-service
Hutton Hotel Nashville	TN	247	100%	May 29, 2013	Full-service
Holiday Inn Manhattan 6th Avenue Chelsea	NY	226	100%	June 6, 2013	Full-service
Fairmont Sonoma Mission Inn & Spa	CA	226	75%	July 10, 2013	Resort
Marriott Raleigh City Center (b)	NC	400	100%	August 13, 2013	Full-service
Hawks Cay Resort (c)	FL	429	100%	October 23, 2013	Resort
Renaissance Chicago Downtown (b)	IL	553	100%	December 20, 2013	Full-service
Hyatt Place Austin Downtown	TX	296	100%	April 1, 2014	Select-service
Courtyard Times Square West (b)	NY	224	100%	May 27, 2014	Select-service
Sheraton Austin Hotel at the Capitol	TX	363	80%	May 28, 2014	Full-service
Marriott Boca Raton at Boca Center	FL	256	100%	June 12, 2014	Full-service
Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center	CO	302	100%	June 25, 2014	Select-service
Marriott Sawgrass Golf Resort and Spa	FL	511	100%	October 3, 2014	Resort
Sanderling Resort	NC	106	100%	October 28, 2014	Resort
Staybridge Suites Savannah Historic District	GA	104	100%	October 30, 2014	Select-service
Marriott Kansas City Country Club Plaza	MO	295	100%	November 18, 2014	Full-service
		6,050
Unconsolidated Hotels
Hyatt New Orleans French Quarter	LA	254	80%	September 6, 2011	Full-service
Westin Atlanta Perimeter North	GA	372	57%	October 3, 2012	Full-service
		626
___________

(a)	This hotel is a member of the Marriott Autograph Collection.

(b)	These hotels are subject to long-term ground leases (Note 10).

(c)	Includes 252 two-, three- and four-bedroom privately-owned villas that participate in the resort residential management program at this hotel, or the Villa Rental Program (Note 7).

CWI 2014 10-K – 23

Our Hotel Management and Franchise Agreements

Hotel Brands

Our hotels are either operated under well recognized and respected hotel brands, such as Marriott Autograph Collection, Courtyard by Marriott, Fairmont, Hampton Inn, Hilton Garden Inn, Holiday Inn, Homewood Suites, Hyatt, Marriott, Renaissance, Sheraton, Staybridge Suites and Westin, or are premium independent hotels (Hawks Cay Resort, Hutton Hotel Nashville and Sanderling Resort).

Hotel Management Agreements

All of our hotels are managed by independent hotel operators pursuant to management or operating agreements, with some also subject to separate license agreements addressing matters pertaining to operation under the designated brand. Under these agreements, the managers generally have sole responsibility and exclusive authority for all activities necessary for the day-to-day operation of the hotels, including establishing room rates, securing and processing reservations, procuring inventories, supplies and services, providing periodic inspection and consultation visits to the hotels by the managers’ technical and operational experts and promoting and publicizing the hotels. The managers provide all managerial and other employees for the hotels, review the operation and maintenance of the hotels, prepare reports, budgets and projections, and provide other administrative and accounting support services to the hotels. These support services include planning and policy services, divisional financial services, product planning and development, employee staffing and training, corporate executive management and certain in-house legal services. We have certain approval rights over budgets, capital expenditures, significant leases and contractual commitments, and various other matters.

The initial terms of our management and operating agreements typically range from three to 25 years, with one or more renewal terms at the option of the manager. The management agreements condition the manager’s right to exercise options for specified renewal terms upon the satisfaction of specified economic performance criteria, or allow us to terminate at will with 30 to 60 days notice. The manager typically receives compensation in the form of a base management fee, which is calculated as a percentage (ranging from 1-3%) of annual gross revenues, and an incentive management fee, which is typically calculated as a percentage (10-25%) of operating profit, either (i) in excess of projections with a cap (3-5% of gross revenue), or (ii) after the owner has received a priority return on its investment in the hotel.

The management agreements relating to three of our Consolidated Hotels contain the right and license to operate the hotels under specified brands. No separate franchise agreements exist and no separate franchise fee is required for these hotels. These hotels are managed by subsidiaries of Marriott, under the Marriott and Renaissance brand, and Fairmont, under the Fairmont brand.

Franchise Agreements

Nineteen of our Consolidated Hotels operate under franchise or license agreements with national brands that are separate from our management agreements.

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

Our typical franchise agreement provides for a term of 10 to 25 years. The agreements provide no renewal or extension rights and are not assignable. If we breach one of these agreements, in addition to losing the right to use the brand name for the applicable hotel, we may be liable, under certain circumstances, for liquidated damages equal to the fees paid to the franchisor with respect to that hotel during the three immediately preceding years.

CWI 2014 10-K – 24

Item 3. Legal Proceedings.

At December 31, 2014, we were not involved in any material litigation.

Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

CWI 2014 10-K – 25

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unlisted Shares and Distributions

There is no active public trading market for our shares. At February 27, 2015, there were 33,461 holders of record of our shares of common stock.

We are required to distribute annually at least 90% of our distributable REIT net taxable income to maintain our status as a REIT. Distributions paid by us, on a quarterly basis, for the past two years are as follows:

	Years Ended December 31,
	2014	2013 (a)
First quarter	$0.1375	$0.1500
Second quarter	0.1375	0.1500
Third quarter	0.1375	0.1500
Fourth quarter (b)	0.1375	0.1375
	$0.5500	$0.5875
___________

(a)
For the first, second and third quarters of 2013, $0.025 of each distribution was payable in shares of our common stock. Distributions paid in common stock are not included in the determination of 90% of distributable REIT net taxable income.

(b)	The 2013 fourth quarter distribution was payable entirely in cash after the increase in outstanding shares of our common stock due to the special stock dividend on December 19, 2013.

Unregistered Sales of Equity Securities

During the three months ended December 31, 2014, we issued 207,247 shares of common stock to our advisor as consideration for asset management fees and 180,242 shares as consideration for personnel and overhead cost reimbursement. The shares were issued at $10.00 per share, our offering price at that time. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, the shares issued were deemed to be exempt from registration. In acquiring our shares, our advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

All prior sales of unregistered securities have been reported in our previously filed quarterly reports on Form 10-Q.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2014, we received requests to redeem 119,320 shares of our common stock pursuant to our redemption plan, which were satisfied in January 2015 as a result of a deferral approved by our board of directors in December 2014 in order to correspond with our published NAV. No requests were redeemed during the fourth quarter of 2014.

Securities Authorized for Issuance Under Equity Compensation Plans

This information will be contained in our definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

CWI 2014 10-K – 26

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 (in thousands, except per share amounts and statistical data):

	Years Ended December 31,
	2014	2013	2012	2011	2010
Operating Data (a)
Total revenues	$348,079	$122,223	$13,036	$—	$—
Acquisition-related expenses	25,899	26,941	5,549	498	—
Net loss	(33,720)	(30,399)	(3,842)	(712)	(298)
Loss (income) attributable to noncontrolling interests	988	(1,507)	1,119	—	—
Net loss attributable to CWI stockholders	(32,732)	(31,906)	(2,723)	(712)	(298)

Basic and diluted loss per share:
Net loss attributable to CWI stockholders	(0.38)	(0.66)	(0.15)	(0.06)	(0.03)

Distributions declared per share (b)	0.5500	0.5875	0.5500	0.4000	—
Balance Sheet Data
Total assets	$2,002,255	$1,083,368	$229,758	$41,775	$333
Net investments in real estate (c)	1,522,474	868,200	186,521	33,466	—
Non-recourse debt	969,594	563,058	88,762	—	—
Due to related parties and affiliates (d)	2,059	5,225	847	456	46
Other Information
Net cash provided by (used in) operating activities (e)	$33,536	$(1,174)	$(2,558)	$(1,091)	$(62)
Cash distributions paid	40,973	14,193	3,110	606	—
Scheduled payments of mortgage principal	2,400	811	2,000	—	—
Supplemental Financial Measures
FFO	$10,498	$(13,410)	$(1,254)	$(712)	$(298)
MFFO	39,335	14,170	(286)	277	(298)
Statistical Data (f)
Occupancy	75.6%	72.2%	66.1%	N/A	N/A
ADR	$193.91	$166.72	$144.95	N/A	N/A
RevPAR	$146.53	$120.44	$95.78	N/A	N/A
___________

(a)	We acquired our first Consolidated Hotel in May 2012.

(b)	For the first, second and third quarters of 2013 and the second, third and fourth quarters of 2012, $0.025 of each distribution was payable in shares of our common stock.

(c)	Net investments in real estate consist of Net investments in hotels and Equity investments in real estate.

(d)
Amounts due to related parties and affiliates do not include accumulated organization and offering costs incurred by our advisor in excess of 2% of offering proceeds under the advisory agreement for our initial public offering and 4% of offering proceeds under the advisory agreement for our follow-on offering (Note 3). From inception through the termination of our initial public offering on September 15, 2013, our advisor incurred organization and offering costs on our behalf of $9.5 million, all of which we have reimbursed. Through the termination of our follow-on offering on December 31, 2014, our advisor incurred organization and offering costs on our behalf related to our follow-on offering of approximately $3.3 million, all of which we were obligated to pay. As of December 31, 2014, $3.0 million had been reimbursed. Unpaid costs of $0.3 million were included in Due to affiliates in the consolidated financial statements at December 31, 2014.

(e)
Following the issuance of our consolidated financial statements for the year ended December 31, 2013, we identified an error in the cash flow statement affecting how we presented cash flows provided by or used in operating and investing

CWI 2014 10-K – 27

activities for the periods described below. This error was the result of treating deposits on hotel acquisitions and loan commitments as a reduction in operating cash flow during the periods in which the deposits were made instead of as investing and financing cash flows, respectively. We assessed the materiality of this error on prior periods financial statements in accordance with Accounting Standards Codification 250 and the SECs Staff Accounting Bulletin No. 99, “Materiality” and concluded that the impact of the error is not material to any previously issued financial statements. We have revised the cash flow statement for the years ended December 31, 2013 and 2012, the periods presented that were impacted by this error. See Note 2 for further discussion.

(f)	Represents statistical data for our Consolidated Hotels during our ownership period.

CWI 2014 10-K – 28

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. Management’s Discussion and Analysis of Financial Condition and Results of Operations also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results.

The following discussion should be read in conjunction with our consolidated financial statements included in Item 8 of this Report and the matters described under Item 1A. Risk Factors.

Business Overview

We are a publicly-owned, non-listed REIT formed for the purpose of acquiring, owning, disposing of and, through our advisor, managing and seeking to enhance the value of interests in lodging and lodging-related properties. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions to our stockholders and other factors. We conduct substantially all of our investment activities and own all of our assets through the Operating Partnership. We are a general partner and a limited partner of, and own a 99.985% capital interest in, the Operating Partnership. Carey Watermark Holdings, which is owned indirectly by WPC and Watermark Capital Partners, holds a special general partner interest of 0.015% in the Operating Partnership. At December 31, 2014, we held ownership interests in 27 hotels, with a total of 6,676 rooms.

During the year ended December 31, 2014, we acquired ownership interests in nine Consolidated Hotels, with real estate and other hotel assets, net of assumed liabilities and inclusive of contributions from noncontrolling interests, totaling $660.0 million (Note 4). Our results of operations for the years ended December 31, 2014, 2013 and 2012 were significantly impacted by acquisition related expenses and by hotel renovations. Eight, eight and two of our Consolidated Hotels underwent renovations during the years ended December 31, 2014, 2013 and 2012, respectively, while one Unconsolidated Hotel underwent renovations during each of the same periods. During the renovation period, hotel operations are often disrupted, negatively impacting our results of operations.

Significant Developments

Public Offerings

Through December 31, 2014, we raised $1.2 billion through our public offerings, exclusive of reinvested distributions through our DRIP, of which $577.4 million was raised through our follow-on offering, which commenced on December 20, 2013 and terminated on December 31, 2014. The gross offering proceeds raised exclude reinvested distributions through our DRIP totaling $35.2 million as of December 31, 2014.

NAV

Our most recently published NAV was calculated by our advisor relying in part on appraisals of the fair market value of our real estate portfolio at September 30, 2014 provided by PKF Consulting USA, LLC and estimates of the fair market value of our mortgage debt provided by Robert A. Stanger & Co., Inc., each of which is an independent consultant and service provider to the real estate industry. The net amount was then adjusted for estimated disposition fees payable to our advisor and our other net assets and liabilities at the same date. Our NAV was estimated at $10.30 per share based on shares outstanding at September 30, 2014.

For additional information on our NAV, see our Current Report on Form 8-K filed on January 13, 2015.

Acquisitions

During the year ended December 31, 2014, we acquired ownership interests in nine Consolidated Hotels, with real estate and other hotel assets, net of assumed liabilities and inclusive of contributions from noncontrolling interests, totaling $660.0 million (Note 4).

CWI 2014 10-K – 29

Financings

In connection with our acquisitions during the year ended December 31, 2014 (Note 4), we obtained new non-recourse mortgage financings totaling $408.6 million with a weighted-average annual interest rate and term of 4.2% and 6.3 years, respectively (Note 9). During 2014, we also drew down a total of $0.3 million on existing mortgage loans for renovations at two hotels.

Distributions

Our first quarter 2015 declared daily distribution is $0.0015277 per share, payable in cash, which equates to $0.5500 per share on an annualized basis and will be paid on or about April 15, 2015 to stockholders of record on each day during the first quarter.

Financial and Operating Highlights

(Dollars in thousands, except ADR and RevPAR)

	Years Ended December 31,
	2014	2013	2012
Hotel revenues	$348,079	$122,223	$13,036
Acquisition-related expenses	25,899	26,941	5,549
Net loss attributable to CWI stockholders	(32,732)	(31,906)	(2,723)

Cash distributions paid	40,973	14,193	3,110

Net cash provided by (used in) operating activities	33,536	(1,174)	(2,558)
Net cash used in investing activities	(716,561)	(765,477)	(137,585)
Net cash provided by financing activities	904,463	845,295	162,841

Supplemental financial measures: (a)
FFO	10,498	(13,410)	(1,254)
MFFO	39,335	14,170	(286)

Combined Portfolio Data (b)
Occupancy	75.6%	72.2%	66.1%
ADR	$193.91	$166.72	$144.95
RevPAR	146.53	120.44	95.78
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

The comparison of our results period over period is influenced by both the number and size of the hotels consolidated in each of the respective periods. At December 31, 2014, we owned 25 Consolidated Hotels, of which nine were acquired during the year ended December 31, 2014, as compared to 16 Consolidated Hotels at December 31, 2013 and four Consolidated Hotels at December 31, 2012.

Increases in revenue, net cash provided by operating activities, FFO and MFFO for year ended December 31, 2014 were primarily driven by our acquisition activity during 2013 and 2014.

For the year ended December 31, 2014, we recognized net loss attributable to CWI stockholders of $32.7 million as compared to net losses of $31.9 million and $2.7 million for the years ended December 31, 2013 and 2012, respectively. Our results for

CWI 2014 10-K – 30

the years ended December 31, 2014, 2013 and 2012 reflect the impact of acquisition expenses, and to a lesser extent, the impact of renovation activity, as described below in Results of Operations.

Current Trends

Lodging Fundamentals

The lodging industry continues to be in a period of expansion that we believe provides growth-oriented opportunities. According to data from Smith Travel Research, the U.S. hotel industry reported year-over-year RevPAR increases for 2013 and 2014 of 5.4% and 8.3%, respectively. There are several factors contributing to these strong operating fundamentals. One of the factors supporting this growth has been the lack of new hotel construction, which is bolstering the demand for existing supply. Supply growth over the last five years has been below the long-term average, and according to PwC Hospitality Directions US January 2015, is forecast to remain below the long-term average in 2015 as well. In 2014, PwC Hospitality Directions US January 2015 noted supply grew at 0.9%, whereas demand grew at 4.5%. Another factor is that the lodging industry continues to benefit from an overall increase in travel. According to the World Tourism Organization, international tourist arrivals reached 1.14 billion in 2014, an increase of 4.7% vs. prior year. The World Tourism Organization indicated 2014 marked the fifth consecutive year of above average growth since the economic crisis in 2009. We remain encouraged by the improvement in lodging fundamentals and believe that we continue to operate in an expansionary phase of the economic cycle. We believe that the combination of economic expansion and improving lodging industry fundamentals has created an environment with opportunities to invest new equity capital at attractive risk adjusted returns.

CWI 2014 10-K – 31

Portfolio Overview

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

(Dollars in thousands)

Hotels	State	Number of Rooms	% Owned	Our Initial Investment	Acquisition Date	Hotel Type	Renovation Status at December 31, 2014
Consolidated Hotels
2012 Acquisitions
Hampton Inn Boston Braintree	MA	103	100%	$12,500	5/31/2012	Select-service	Completed
Hilton Garden Inn New Orleans French Quarter/CBD	LA	155	88%	16,176	6/8/2012	Select-service	Completed
Lake Arrowhead Resort and Spa (a)	CA	173	97%	24,039	7/9/2012	Resort	Completed
Courtyard San Diego Mission Valley	CA	317	100%	85,000	12/6/2012	Select-service	Planned future
2013 Acquisitions
Hampton Inn Atlanta Downtown	GA	119	100%	18,000	2/14/2013	Select-service	Completed
Hampton Inn Frisco Legacy Park	TX	105	100%	16,100	2/14/2013	Select-service	Completed
Hampton Inn Memphis Beale Street	TN	144	100%	30,000	2/14/2013	Select-service	Completed
Hampton Inn Birmingham Colonnade	AL	133	100%	15,500	2/14/2013	Select-service	Completed
Hilton Garden Inn Baton Rouge Airport	LA	131	100%	15,000	2/14/2013	Select-service	Completed
Courtyard Pittsburgh Shadyside	PA	132	100%	29,900	3/12/2013	Select-service	Completed
Hutton Hotel Nashville	TN	247	100%	73,600	5/29/2013	Full-service	None planned
Holiday Inn Manhattan 6th Avenue Chelsea	NY	226	100%	113,000	6/6/2013	Full-service	Completed
Fairmont Sonoma Mission Inn & Spa	CA	226	75%	76,647	7/10/2013	Resort	Planned future
Marriott Raleigh City Center	NC	400	100%	82,193	8/13/2013	Full-service	In progress
Hawks Cay Resort (b)	FL	429	100%	131,301	10/23/2013	Resort	In progress
Renaissance Chicago Downtown	IL	553	100%	134,939	12/20/2013	Full-service	In progress
2014 Acquisitions
Hyatt Place Austin Downtown	TX	296	100%	86,673	4/1/2014	Select-service	None planned
Courtyard Times Square West	NY	224	100%	87,443	5/27/2014	Select-service	None planned
Sheraton Austin Hotel at the Capitol	TX	363	80%	90,220	5/28/2014	Full-service	Planned future
Marriott Boca Raton at Boca Center	FL	256	100%	61,794	6/12/2014	Full-service	Planned future
Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center	CO	302	100%	81,262	6/25/2014	Select-service	None planned
Marriott Sawgrass Golf Resort and Spa	FL	511	100%	128,124	10/3/2014	Resort	Planned future
Sanderling Resort	NC	106	100%	37,052	10/28/2014	Resort	In progress
Staybridge Suites Savannah Historic District	GA	104	100%	22,922	10/30/2014	Select-service	None planned
Marriott Kansas City Country Club Plaza	MO	295	100%	56,644	11/18/2014	Full-service	Planned future
		6,050		$1,526,029
_________

(a)	This hotel is a member of the Marriott Autograph Collection.

(b)	Includes 252 two-, three- and four-bedroom privately-owned villas that participate in the Villa Rental Program.

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

CWI 2014 10-K – 32

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

We are dependent upon the remaining proceeds from our follow-on offering to conduct our acquisition activities. As illustrated by the acquisition dates listed in the table above in “Portfolio Overview,” our results are not comparable year over year because of our 2014 Acquisitions and our 2013 Acquisitions. Our first Consolidated Hotel was acquired in May 2012. Additionally, the comparability of our results year over year are significantly impacted by acquisition-related costs and fees, which are a material one-time expense incurred in the period of acquisition, as well as the timing of renovation activity. We often invest in hotels that then undergo significant renovations. Generally, during the renovation period, a portion of total rooms are unavailable and hotel operations are often disrupted, negatively impacting our results of operations. We utilize the capital from our offering proceeds and mortgage indebtedness to fund our acquisitions, and in some instances, our renovations.

The following table presents the comparative results of operations (in thousands):

	Years Ended December 31,
	2014	2013	Change	2013	2012	Change
Hotel Revenues	$348,079	$122,223	$225,856	$122,223	$13,036	$109,187

Hotel Expenses	295,790	101,456	194,334	101,456	11,526	89,930

Other Operating Expenses
Acquisition-related expenses	25,899	26,941	(1,042)	26,941	5,549	21,392
Corporate general and administrative expenses	11,845	6,147	5,698	6,147	3,164	2,983
Asset management fees to affiliate and other	7,329	2,847	4,482	2,847	601	2,246
	45,073	35,935	9,138	35,935	9,314	26,621

Operating Income (Loss)	7,216	(15,168)	22,384	(15,168)	(7,804)	(7,364)

Other Income and (Expenses)
Interest expense	(36,405)	(14,020)	(22,385)	(14,020)	(1,199)	(12,821)
Equity in (losses) earnings of equity method investments in real estate	(731)	(51)	(680)	(51)	1,611	(1,662)
Other income	46	6	40	6	85	(79)
Bargain purchase gain	—	—	—	—	3,809	(3,809)
	(37,090)	(14,065)	(23,025)	(14,065)	4,306	(18,371)

Loss from Operations Before Income Taxes	(29,874)	(29,233)	(641)	(29,233)	(3,498)	(25,735)
Provision for income taxes	(3,846)	(1,166)	(2,680)	(1,166)	(344)	(822)
Net Loss	(33,720)	(30,399)	(3,321)	(30,399)	(3,842)	(26,557)
Loss (income) attributable to noncontrolling interests	988	(1,507)	2,495	(1,507)	1,119	(2,626)
Net Loss Attributable to CWI Stockholders	$(32,732)	$(31,906)	$(826)	$(31,906)	$(2,723)	$(29,183)

Hotel Revenues

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, hotel revenues increased by $225.9 million. Our 2014 Acquisitions contributed revenue of $71.1 million. Revenues from our 2013 Acquisitions increased by $150.0 million in

CWI 2014 10-K – 33

2014 as compared to 2013, resulting primarily from the hotels contributing a full year of revenue in 2014 as compared to a partial year of revenue in 2013. Revenues from our 2012 Acquisitions increased by $4.8 million in 2014 as compared to 2013, resulting primarily from improved operating results during 2014 from recently renovated hotels, as well as the impact of renovation-related disruption experienced by three of the four hotels during 2013.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, hotel revenues increased by $109.2 million. Our 2013 Acquisitions contributed revenue of $85.3 million. Revenues from our 2012 Acquisitions increased by $23.9 million in 2013 as compared to 2012, resulting primarily from the hotels contributing a full year of revenue in 2013 as compared to a partial year of revenue in 2012.

Hotel Expenses

2014 vs. 2013 — For the years ended December 31, 2014 and 2013, our Consolidated Hotels incurred aggregate hotel operating expenses of $295.8 million and $101.5 million, respectively, representing 85.0% and 83.0%, respectively, of total hotel revenues. Our 2014 Acquisitions incurred hotel expenses of $57.7 million. Expenses from our 2013 Acquisitions increased by $133.2 million in 2014 as compared to 2013, resulting primarily from the hotels incurring a full year of expenses in 2014 as compared to a partial year of expenses in 2013. Expenses from our 2012 Acquisitions increased by $3.5 million in 2014 as compared to 2013, consistent with higher revenue discussed above and increased occupancy.

2013 vs. 2012 — For the years ended December 31, 2013 and 2012, our Consolidated Hotels incurred aggregate hotel operating expenses of $101.5 million and $11.5 million, respectively, representing 83.0% and 88.4%, respectively, of total hotel revenues. Our 2013 Acquisitions incurred expenses of $68.9 million. Expenses from our 2012 Acquisitions increased by $21.0 million in 2013 as compared to 2012, resulting primarily from the hotels incurring a full year of expenses in 2013 as compared to a partial year of expenses in 2012.

Acquisition-Related Expenses

We immediately expense acquisition-related costs and fees associated with acquisitions of our Consolidated Hotels that are accounted for as business acquisitions.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, acquisition-related expenses decreased by $1.0 million, which reflects a slight reduction in investment volume for 2014 as compared to 2013.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, acquisition-related expenses increased by $21.4 million, which reflects a significant increase in investment volume for 2013 as compared to 2012.

Corporate General and Administrative Expenses

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, corporate general and administrative expenses increased by $5.7 million to $11.8 million. This increase was primarily due to the reimbursement to the advisor for the cost of personnel allocable to their time devoted to providing administrative services to us totaling $3.3 million, as well as rent expense totaling $0.3 million. These reimbursements commenced in the first quarter of 2014. Prior to the first quarter of 2014, the advisor had voluntarily foregone the reimbursement of such expenses, to which it was entitled under the advisory agreement (Note 3).

In addition, professional fees increased by $1.1 million for the year ended December 31, 2014 as compared to 2013. Professional fees, which include legal, accounting and investor-related expenses incurred in the normal course of business, increased primarily as a result of an increase in the size of our hotel portfolio during 2014 compared to 2013, as well as costs associated with our follow-on offering.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, corporate general and administrative expenses increased by $3.0 million to $6.1 million, primarily due to increases in professional fees, as well as an increase in management expenses, both as a result of the increase in the size of our hotel portfolio year over year.

CWI 2014 10-K – 34

Asset Management Fees to Affiliate and Other

Asset management fees to affiliate and other primarily represent fees paid to our advisor. We pay the advisor an annual asset management fee equal to 0.50% of the aggregate Average Market Value of our Investments, both as defined in our advisory agreement with our advisor (Note 3).

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, asset management fees to affiliate and other increased by $4.5 million, which reflects our acquisition activity during 2014 and 2013.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, asset management fees to affiliate and other increased by $2.2 million, which reflects our acquisition activity during 2013 and, to a lesser extent, 2012.

Operating Income (Loss)

2014 — For the year ended December 31, 2014, operating income was $7.2 million, as compared to operating loss of $15.2 million for the year ended December 31, 2013, representing the impact of the significant increase in revenue on our operating results, primarily from our 2014 Acquisitions and 2013 Acquisitions, an increase in contributions from hotels that were either not undergoing significant renovations during the year or hotels that completed renovations during the year, as well as a slight decrease in acquisition-related expenses in the current year period.

2013 — For the year ended December 31, 2013, operating loss was $15.2 million. Operating loss was primarily driven by acquisition-related expenses of $26.9 million, as described above, partially offset by contributions from hotels that were not undergoing renovations during 2013.

2012 — For the year ended December 31, 2012, operating loss was $7.8 million. We recognized acquisition-related expenses and Corporate general and administrative expense of $5.5 million and $3.2 million, respectively, during 2012.

Interest Expense

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, interest expense increased by $22.4 million, primarily as a result of the full year impact of mortgage financing obtained in connection with our 2013 Acquisitions, in addition to the impact of mortgage financing obtained in connection with our 2014 Acquisitions.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, interest expense increased by $12.8 million, primarily as a result of the full year impact of mortgage financing obtained or assumed in connection with our 2012 Acquisitions, in addition to the impact of mortgage financing obtained in connection with our 2013 Acquisitions.

Bargain Purchase Gain

During the third quarter of 2012, we recognized a bargain purchase gain of $3.8 million on the purchase of our controlling interest in the Lake Arrowhead Resort and Spa because the fair value assigned to the assets acquired net of liabilities assumed exceeded the consideration paid.

Loss (Income) Attributable to Noncontrolling Interests

Loss (income) attributable to noncontrolling interests reflects our venture partners’ share of losses based on the hypothetical liquidation at book value model (Note 5), as well as distributions of available cash made by the Operating Partnership to our advisor during 2014 and 2013 (Note 3). No distributions of available cash were made during 2012.

2014 —For the year ended December 31, 2014, aggregate losses attributable to noncontrolling interests were $1.0 million. Our venture partners’ share of losses related to the Fairmont Sonoma Mission Inn & Spa was $5.6 million for the year ended December 31, 2014. These losses was partially offset by our venture partners’ share of income attributable to the Sheraton Austin Hotel at the Capitol and Hilton Garden Inn French Quarter/CBD ventures of $0.4 million and $0.1 million, respectively. Additionally, distributions of available cash made by the Operating Partnership to our advisor aggregated $4.1 million during the year ended December 31, 2014 (Note 3).

2013 — For the year ended December 31, 2013, aggregate income attributable to noncontrolling interests was $1.5 million. Distributions of available cash made by the Operating Partnership to our advisor aggregated $1.9 million during the year ended December 31, 2013 (Note 3). Our venture partners’ share of income attributable to the Fairmont Sonoma Mission Inn & Spa,

CWI 2014 10-K – 35

from its date of acquisition during 2013 through December 31, 2013 was $0.1 million, which was offset by our venture partners’ shares of losses attributable to the Hilton Garden Inn French Quarter/CBD and Lake Arrowhead ventures of $0.4 million and $0.1 million, respectively.

2012 — For the year ended December 31, 2012, aggregate losses attributable to noncontrolling interests were $1.1 million. Our venture partners’ shares of losses attributable to the Hilton Garden Inn French Quarter/CBD and Lake Arrowhead Ventures was $0.9 million and $0.2 million, respectively, from their respective dates of acquisition during 2012 through December 31, 2012.

Net Loss Attributable to CWI Stockholders

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, the resulting net loss attributable to CWI stockholders increased by $0.8 million.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, the resulting net loss attributable to CWI stockholders increased by $29.2 million.

Modified Funds from Operations

MFFO is a non-GAAP measure we use to evaluate our business. For a definition of MFFO and a reconciliation to net income attributable to CWI stockholders, see Supplemental Financial Measures below.

2014 vs. 2013 —For the year ended December 31, 2014 as compared to 2013, MFFO increased by $25.2 million. The improvement in MFFO principally reflects contributions from our 2013 Acquisitions and 2014 Acquisitions.

2013 vs. 2012 —For the year ended December 31, 2013 as compared to 2012, MFFO increased by $14.5 million. The improvement in MFFO principally reflects contributions from our 2012 Acquisitions and 2013 Acquisitions.

Financial Condition

We terminated our initial public offering on September 15, 2013. The proceeds from this offering were fully invested during the second quarter of 2014. We commenced our follow-on offering on December 20, 2013, which terminated on December 31, 2014. We expect to use the remaining proceeds from our follow-on offering to continue to acquire hotels and to own and manage our expanded hotel portfolio as well as seek to enhance the value of our interests in lodging and lodging-related properties.

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

As a REIT, we are permitted to own lodging properties but are prohibited from operating these properties. In order to comply with applicable REIT qualification rules, we enter into leases for each of our lodging properties with our wholly-owned TRS. The TRS Lessees in turn contract with independent hotel management companies that manage day-to-day operations of our hotels under the oversight of our subadvisor.

Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through existing cash and escrow balances and cash flow generated from our hotels. We may also use short-term borrowings from our advisor or its affiliates to fund acquisitions, at our advisor’s discretion, as described below in Cash Resources. We expect that cash flow from operations will be negatively impacted by several factors while we are acquiring hotels, primarily acquisition-related costs, renovation disruption and other administrative costs related to our regulatory reporting requirements specific to each acquisition. Once our funds are fully invested and initial renovations are completed, we believe that our hotels will generate positive cash flow. However, until our follow-on offering proceeds are fully invested and initial renovations have been completed, it may be necessary to use uninvested proceeds from our follow-on offering to fund a portion of our operating activities and distributions. Over time, we expect to meet our long-term liquidity requirements, including funding additional hotel property acquisitions, through cash flow from our hotel portfolio and long-term secured and unsecured borrowings.

CWI 2014 10-K – 36

To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from future cash generated from operations or through short-term borrowings from our advisor or its affiliates, as described below in Cash Resources. In addition, we may incur indebtedness in connection with the acquisition of real estate, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financings or refinancings in additional properties.

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

2014

Operating Activities — During 2014, net cash provided by operating activities was $33.5 million as compared to net cash used in operating activities of $1.2 million for the same period in 2013. Net cash inflow during 2014 primarily resulted from net cash flow from hotel operations due to our investment activity during 2014 and 2013, which more than offset acquisition-related expenses and other operating costs. Net cash inflow during 2014 was positively impacted by both the number and size of our 2013 and 2014 Acquisitions. Net cash outflow during 2013 primarily resulted from acquisition-related expenses we incurred and the impact of renovation-related disruptions on hotel operating results during the period.

Investing Activities — During 2014, we used offering proceeds totaling $660.0 million for our 2014 Acquisitions (Note 4), funded $31.0 million of capital expenditures for our Consolidated Hotels and placed funds into and released funds from lender-held escrow accounts totaling $82.3 million and $62.9 million, respectively, for renovations, property taxes and insurance. Additionally, we placed and released deposits for hotel investments totaling $21.6 million and $15.1 million, respectively.

Financing Activities — Net cash provided by financing activities for 2014 was $904.5 million, primarily as a result of raising a total of $543.3 million in funds through the issuance of shares of our common stock in our follow-on offering, net of issuance costs and mortgage financing obtained in connection with our 2014 Acquisitions and, to a much lesser extent, draw downs on existing mortgage loans for renovations at two hotels, totaling $408.8 million (Note 9) during the year ended December 31, 2014. In addition, we received contributions from noncontrolling interests of $7.9 million (Note 4).

These inflows were partially offset by cash distributions paid to stockholders of $41.0 million, which were comprised of cash distributions of $16.1 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $24.9 million, distributions to noncontrolling interests totaling $5.6 million and payments of deferred financing costs of $3.7 million.

2013

Operating Activities — During 2013, net cash used in operating activities was $1.2 million as compared to net cash used in operations of $2.6 million for 2012. Net cash outflows during both the year ended December 31, 2013 and 2012 primarily resulted from acquisition-related expenses we incurred and the impact of renovation-related disruptions on hotel operating results during the period.

Investing Activities — During 2013, we used offering proceeds totaling $749.0 million for our 2013 Acquisitions (Note 4), inclusive of $12.8 million contributed by noncontrolling interests. In addition, we funded $11.9 million of capital expenditures for our Consolidated Hotels during 2013. We received $29.2 million in distributions from equity investments in real estate in excess of equity in net income, inclusive of proceeds of $22.0 million from the sale of our interest in the Long Beach Venture (Note 5). Funds totaling $61.6 million and $25.1 million, respectively, were placed in and released from lender-held escrow accounts for renovations, property taxes and insurance. Additionally, we placed and released deposits for hotel investments totaling $10.6 million and $13.5 million, respectively.

CWI 2014 10-K – 37

Financing Activities — Net cash provided by financing activities for 2013 was $845.3 million, primarily as a result of raising funds through the issuance of shares of our common stock in our initial public offering totaling $380.0 million, net of issuance costs, through its termination on September 15, 2013, and $475.0 million of mortgage financing obtained in connection with our acquisitions during the year. These inflows were partially offset by cash distributions paid to stockholders of $14.2 million, inclusive of DRIP, payments of deferred financing costs of $5.3 million and distributions to noncontrolling interests totaling $2.1 million, comprised primarily of the distribution of available cash by the Operating Partnership to our advisor totaling $1.9 million (Note 3).

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. From inception through December 31, 2014, we declared distributions, excluding distributions paid in shares of our common stock, to stockholders totaling $73.7 million, which were comprised of cash distributions of $29.4 million and $44.3 million reinvested by stockholders in shares of our common stock pursuant to our DRIP. We believe that FFO, a non-GAAP metric, is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. To date, we have not yet generated sufficient FFO to fund all our distributions; therefore, we funded a substantial portion of our cash distributions through December 31, 2014 from the proceeds of our public offerings, with the remainder being funded from FFO.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. We limit the number of shares we may redeem so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed a maximum of 5% of our total shares outstanding as of the last day of the immediately preceding quarter. In addition, our ability to effect redemptions will be subject to our having available cash to do so. During the year ended December 31, 2014, we redeemed 256,511 shares of our common stock pursuant to our redemption plan, at an average price per share of $9.65, including 39,733 shares that were requested to be redeemed in the fourth quarter of 2013 that were approved by our board of directors to be deferred to January 2014 in order to correspond with our follow-on offering and the establishment of our offering price. We funded share redemptions during 2014 from the proceeds of the sale of shares of our common stock pursuant to our DRIP.

Summary of Financing

The table below summarizes our non-recourse debt (dollars in thousands):

	December 31,
	2014	2013
Carrying Value
Fixed rate	$642,974	$358,424
Variable rate:
Amount subject to interest rate swap	203,920	204,634
Amount subject to interest rate cap, if applicable	122,700	—
	326,620	204,634
	$969,594	$563,058
Percent of Total Debt
Fixed rate	66%	64%
Variable rate	34%	36%
	100%	100%
Weighted-Average Interest Rate at End of Year
Fixed rate	4.5%	4.6%
Variable rate (a)	4.6%	4.9%
___________

(a)	The impact of our derivative instruments are reflected in the weighted-average interest rates above.

CWI 2014 10-K – 38

Cash Resources

At December 31, 2014, our cash resources consisted of cash totaling $330.8 million, of which $32.3 million was designated as hotel operating cash. Our cash resources may be used to fund future investments and can be used for working capital needs, debt service and other commitments, such as renovation commitments as noted below.

We may also borrow up to $75.0 million from WPC, at the sole discretion of the management of WPC, for the purpose of facilitating acquisitions approved by our investment committee (Note 3).

Cash Requirements

During the next 12 months, we expect that our cash requirements will include acquiring new investments, paying distributions to our stockholders, reimbursing our advisor for costs incurred on our behalf, fulfilling our renovation commitments (Note 10), funding lease commitments, making scheduled debt payments, including mortgage balloon payments on our Consolidated Hotels totaling $27.5 million and our share of a balloon payment scheduled for an Unconsolidated Hotel totaling $19.9 million, as well as other normal recurring operating expenses. We intend to refinance certain of these loans, although there can be no assurance that we will be able to do so on favorable terms, if at all. We expect to fund future investments, renovations, lease commitments and scheduled debt maturities on our mortgage loans through cash on hand, cash generated from operations, mortgage financing or, for acquisitions and renovations, through short-term borrowings from WPC or its affiliates (Note 3) and amounts held in escrow accounts, respectively.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations (primarily our capital commitments and lease obligations) at December 31, 2014 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — Principal (a)	$969,639	$31,889	$183,198	$357,284	$397,268
Interest on borrowings (b)	215,447	43,739	79,305	54,162	38,241
Capital commitments (c)	58,439	19,139	39,300	—	—
Operating and other lease commitments (d)	675,962	3,377	6,964	7,254	658,367
Asset retirement obligations, net (e)	469	—	—	—	469
	$1,919,956	$98,144	$308,767	$418,700	$1,094,345
___________

(a)	Excludes unamortized discount of less than $0.1 million.

(b)	For variable-rate debt, interest on borrowings is calculated using the swapped or capped interest rate, when in effect.

(c)	Capital commitments represent our remaining contractual renovation commitments at our Consolidated Hotels.

(d)
Operating and other lease commitments consist of rent obligations under ground leases and our share of future rents payable pursuant to the advisory agreement for the purpose of leasing office space used for the administration of real estate entities. At December 31, 2014, this balance primarily related to our commitments on ground leases for two hotels, which expire in 2087 and 2099 and have rent obligations consistently increasing throughout their respective terms; therefore, the most significant commitments occur near the conclusion of the leases.

(e)	Represents the future amounts of obligations estimated for the removal of asbestos and environmental waste in connection with one of our acquisitions upon the retirement or sale of the asset.

Environmental Obligations

Our hotels are subject to various federal, state and local environmental laws. Under these laws, governmental entities have the authority to require the current owner of the property to perform or pay for the cleanup of contamination (including hazardous substances, waste or petroleum products) at, on, under or emanating from the property and to pay for natural resource damages arising from such contamination. Such laws often impose liability without regard to whether the owner or operator or other responsible party knew of, or caused such contamination, and the liability may be joint and several. Because these laws also impose liability on persons who owned the property at the time it became contaminated, it is possible we could incur cleanup costs or other environmental liabilities even after we sell properties. Contamination at, on, under or emanating from our properties also may expose us to liability to private parties for costs of remediation and/or personal injury or property damage.

CWI 2014 10-K – 39

In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. If contamination is discovered on our properties, environmental laws also may impose restrictions on the manner in which the property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Moreover, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property on favorable terms or at all. We are not aware of any past or present environmental liability for non-compliance with environmental laws that we believe would have a material adverse effect on our business, financial condition, liquidity or results of operations.
In connection with the purchase of hotels, we have independent environmental consultants conduct a Phase I environmental site assessment prior to purchase. Phase I site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. We have recorded asset retirement obligations of $0.5 million as of December 31, 2014 for the removal of asbestos and environmental waste in connection with one of our hotels. None of the existing Phase I site assessments on our hotels revealed any past or present environmental condition that we believe would have a material adverse effect on our business, financial condition, liquidity or results of operations.

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

CWI 2014 10-K – 40

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

Impairments

We periodically assess whether there are any indicators that the value of our long-lived assets and related intangible assets may be impaired or that their carrying value may not be recoverable. We may incur impairment charges on real estate, equity investments in real estate and related intangible assets. Estimates and judgments used when evaluating whether these assets are impaired are presented below.

Real Estate

For real estate assets that we intend to hold and use and related intangible assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the future net undiscounted cash flow that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. The undiscounted cash flow analysis requires us to make our best estimate of net operating income, residual values and holding periods. Our investment objective is to hold properties on a long-term basis. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets and associated intangible assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining our estimate of future cash flows and, if warranted, we apply a probability-weighted method to the different scenarios. If the future net undiscounted cash flow of the property’s asset group is less than the carrying value, the carrying value of the property’s asset group is considered not to be recoverable. We then measure the impairment loss as the excess of the carrying value of the property’s asset group over its estimated fair value. The property’s asset group’s estimated fair value is determined using the income approach or market information from outside sources such as broker quotes or recent comparable sales. In cases where available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for the inherent risk associated with each asset to determine fair market value.

CWI 2014 10-K – 41

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

Supplemental Financial Measures

In the real estate industry, analysts and investors employ certain non-GAAP supplemental financial measures in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we use FFO and MFFO, which are supplemental non-GAAP measures. We believe that these non-GAAP measures are useful to investors to consider because it may assist them to better understand and measure the performance of our business over time and against similar companies. A description of FFO and MFFO and reconciliations of FFO and MFFO to the most directly comparable GAAP measures are provided below.

FFO and MFFO

Due to certain unique operating characteristics of real estate companies, as discussed below, NAREIT has promulgated a non-GAAP measure known as FFO, which we believe to be an appropriate supplemental measure, when used in addition to and in conjunction with results presented in accordance with GAAP, to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental non-GAAP measure. FFO is not equivalent to nor a substitute for net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, impairment charges on real estate and depreciation and amortization; and after adjustments for unconsolidated partnerships and jointly-owned investments. Adjustments for unconsolidated partnerships and jointly-owned investments are calculated to reflect FFO. However, NAREIT’s definition of FFO does not distinguish between the conventional method of equity accounting and the hypothetical liquidation at book value method of accounting for unconsolidated partnerships and jointly-owned investments.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization as well as impairment charges of real estate-related assets, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. While impairment charges are excluded from the calculation of FFO described above, it should be noted that, due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating the operating performance of the company. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These other changes to GAAP accounting

CWI 2014 10-K – 42

for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly-registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. We intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets or another similar transaction) not later than six years following the conclusion of the initial public offering, which occurred on September 15, 2013. Thus, we do not intend to continuously purchase assets and intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, an industry trade group, has standardized a measure known as MFFO, which the Investment Program Association has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental non-GAAP measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and once essentially all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and most of our acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

We define MFFO consistent with the Investment Program Association’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: MFFO, issued by the Investment Program Association in November 2010. This guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; accretion of discounts and amortization of premiums on debt investments; where applicable, payments of loan principal made by our equity investees accounted for under the hypothetical liquidation model where such payments reduce our equity in earnings of equity method investments in real estate, nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for Consolidated and Unconsolidated Hotels, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate and hedge risk, we retain an outside consultant to review all our hedging agreements. In as much as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such infrequent gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.

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

CWI 2014 10-K – 43

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

FFO and MFFO were as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Net loss attributable to CWI stockholders	$(32,732)	$(31,906)	$(2,723)
Adjustments:
Depreciation and amortization of real property	46,581	17,124	1,469
Gain on sale of equity investment in real estate (Note 5)	—	(1,802)	—
Proportionate share of adjustments for partially-owned entities — FFO adjustments	(3,351)	3,174	—
FFO — as defined by NAREIT	10,498	(13,410)	(1,254)
Acquisition expenses (a)	25,899	26,941	5,549
Straight-line and other rent adjustments	4,195	121	—
Fair market value adjustments	87	90	45
Other depreciation, amortization and non-cash charges	—	—	310
Bargain purchase gain on acquisition	—	—	(3,809)
Proportionate share of adjustments for partially-owned entities — MFFO adjustments (b)	(1,344)	428	(1,127)
Total adjustments	28,837	27,580	968
MFFO (c)	$39,335	$14,170	$(286)
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

CWI 2014 10-K – 44

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

(c)
Had MFFO been calculated in a manner as described in footnote (b) above for the year ended December 31, 2012, MFFO would have been $0.7 million. Excluded from MFFO for the year ended December 31, 2012 is the impact of a $0.3 million tax expense in the Long Beach Venture, which is required to be paid by our partner pursuant to the underlying operating agreement of the venture. This expense should not be a factor in determining our operating performance because it does not impact our equity in earnings under the hypothetical liquidation at book value model.

CWI 2014 10-K – 45

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

At December 31, 2014, we were exposed to concentrations within the brands under which we operate our hotels and within the geographic areas in which we have invested. We operate in the U.S. market only. For the year ended December 31, 2014, we generated more than 10% of our revenue from each of the following hotels: Hawks Cay Resort (15.1%), Renaissance Chicago Downtown (14.6%) and Fairmont Sonoma Mission Inn & Spa (10.9%); we generated more than 10% of our revenue from hotels in each of the following states: Florida (20.1%), California (19.0%) and Illinois (14.6%); and we generated more than 10% of our revenue from hotels included in each of the following brands: Marriott (40.3%, including Courtyard by Marriott, Marriott, Marriott Autograph Collection and Renaissance), Hilton (13.2%, including Hampton Inn, Hilton Garden Inn and Homewood Suites) and Fairmont (10.9%).

Interest Rate Risk

The values of our real estate and related fixed-rate debt obligations are subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions, which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled, if we do not choose to repay the debt when due. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the fair value of our owned assets to decrease.

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we have historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse mortgage loans, and as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of the loan to a fixed rate, while the interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements.

At December 31, 2014, we estimated that the total fair value of our interest rate swaps and caps, which are included in Other assets and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $0.1 million (Note 8).

At December 31, 2014, all of our long-term debt bore interest at fixed rates, was swapped to a fixed rate or was subject to an interest rate cap. The annual interest rates on our fixed-rate debt at December 31, 2014 ranged from 3.8% to 5.3%. The annual effective interest rate on our variable-rate debt at December 31, 2014 ranged from 3.4% to 5.7%. Our debt obligations are more fully described under Financial Condition in Item 7 above. The following table presents principal cash outflows for our Consolidated Hotels based upon expected maturity dates of our debt obligations outstanding at December 31, 2014 (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Fixed-rate debt	$20,309	$4,164	$7,092	$116,188	$97,998	$397,268	$643,019	$659,101
Variable-rate debt	$11,580	$81,490	$90,452	$44,033	$99,065	$—	$326,620	$330,988

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates, has effectively been converted to a fixed rate through the use of interest rate swaps or that has been subject to an interest rate cap is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at December 31, 2014 by an aggregate increase of $38.3 million or an aggregate decrease of $41.7 million, respectively.

CWI 2014 10-K – 46

Item 8. Financial Statements and Supplementary Data.

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

CWI 2014 10-K – 47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Carey Watermark Investors Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Carey Watermark Investors Incorporated and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
New York, New York
March 12, 2015

CWI 2014 10-K – 48

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2014	2013
Assets
Investments in real estate:
Hotels, at cost	$1,569,200	$871,682
Accumulated depreciation	(59,903)	(18,397)
Net investments in hotels	1,509,297	853,285
Equity investments in real estate	13,177	14,915
Cash	330,811	109,373
Intangible assets, net	41,869	42,795
Due from related parties and affiliates	—	12
Accounts receivable	14,583	8,332
Restricted cash	61,624	42,151
Other assets	30,894	12,505
Total assets	$2,002,255	$1,083,368
Liabilities and Equity
Liabilities:
Non-recourse debt	$969,594	$563,058
Accounts payable, accrued expenses and other liabilities	68,798	31,491
Due to related parties and affiliates	2,059	5,225
Distributions payable	14,859	9,309
Total liabilities	1,055,310	609,083
Commitments and contingencies (Note 10)
Equity:
CWI stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized; 129,395,679 and 67,759,026 shares issued, respectively; and 129,083,977 and 67,703,835 shares outstanding, respectively	129	68
Additional paid-in capital	1,078,768	525,000
Distributions and accumulated losses	(142,123)	(62,868)
Accumulated other comprehensive loss	(517)	(136)
Less: treasury stock at cost, 311,702 and 55,191 shares, respectively	(3,000)	(525)
Total Carey Watermark Investors Incorporated stockholders’ equity	933,257	461,539
Noncontrolling interests	13,688	12,746
Total equity	946,945	474,285
Total liabilities and equity	$2,002,255	$1,083,368

See Notes to Consolidated Financial Statements.

CWI 2014 10-K – 49

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2014	2013	2012
Revenues
Hotel Revenues
Rooms	$248,987	$89,394	$8,906
Food and beverage	68,095	22,390	2,671
Other hotel income	30,997	10,439	1,395
Total hotel revenues	348,079	122,223	12,972
Other Real Estate Income	—	—	64
Total Revenues	348,079	122,223	13,036
Operating Expenses
Hotel Expenses
Rooms	64,483	22,064	2,508
Food and beverage	50,666	16,611	2,160
Other hotel operating expenses	17,167	6,025	811
Sales and marketing	32,431	11,523	1,191
General and administrative	27,951	10,523	1,269
Repairs and maintenance	13,121	4,677	679
Utilities	10,524	4,114	635
Management fees	8,169	2,435	199
Property taxes, insurance and rent	24,920	6,299	682
Depreciation and amortization	46,358	17,185	1,392
Total Hotel Expenses	295,790	101,456	11,526

Other Operating Expenses
Acquisition-related expenses	25,899	26,941	5,549
Corporate general and administrative expenses	11,845	6,147	3,164
Asset management fees to affiliate and other	7,329	2,847	601
Total Other Operating Expenses	45,073	35,935	9,314
Operating Income (Loss)	7,216	(15,168)	(7,804)
Other Income and (Expenses)
Interest expense	(36,405)	(14,020)	(1,199)
Equity in (losses) earnings of equity method investments in real estate	(731)	(51)	1,611
Other income	46	6	85
Bargain purchase gain	—	—	3,809
	(37,090)	(14,065)	4,306
Loss from Operations Before Income Taxes	(29,874)	(29,233)	(3,498)
Provision for income taxes	(3,846)	(1,166)	(344)
Net Loss	(33,720)	(30,399)	(3,842)
Loss (income) attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $4,096, $1,948, and $0, respectively)	988	(1,507)	1,119
Net Loss Attributable to CWI Stockholders	$(32,732)	$(31,906)	$(2,723)
Basic and Diluted Loss Per Share	(0.38)	(0.66)	(0.15)
Basic and Diluted Weighted-Average Shares Outstanding	85,124,745	48,331,537	17,939,957

See Notes to Consolidated Financial Statements.

CWI 2014 10-K – 50

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Net Loss	$(33,720)	$(30,399)	$(3,842)
Other Comprehensive Loss
Other comprehensive loss before reclassifications — unrealized loss on derivative instruments	(2,974)	(1,088)	(335)
Amounts reclassified from accumulated other comprehensive loss to interest expense — loss on derivative instruments	1,662	941	36
Amounts reclassified from accumulated other comprehensive loss to Equity in (losses) earnings of equity method investments in real estate — loss on derivative instruments	539	182	—
Comprehensive loss	(34,493)	(30,364)	(4,141)
Amounts Attributable to Noncontrolling Interests
Net loss (income)	988	(1,507)	1,119
Change in unrealized loss on derivative instruments	392	128	—
Comprehensive loss (income) attributable to noncontrolling interests	1,380	(1,379)	1,119

Comprehensive Loss Attributable to CWI Stockholders	$(33,113)	$(31,743)	$(3,022)

See Notes to Consolidated Financial Statements.

CWI 2014 10-K – 51

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2014, 2013 and 2012
(in thousands, except share and per share amounts)

	CWI Stockholders
	Shares	Common Stock	Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Treasury Stock	Total CWI Stockholders	Noncontrolling Interests	Total
Balance at January 1, 2012	4,791,523	$5	$42,596	$(2,057)	$—	$—	$40,544	$—	$40,544
Net loss				(2,723)			(2,723)	(1,119)	(3,842)
Shares issued, net of offering costs	11,439,591	11	99,334				99,345		99,345
Shares issued to affiliates	49,010		490				490		490
Contributions from noncontrolling interests							—	1,636	1,636
Shares issued under share incentive plans	7,688		186				186		186
Stock-based compensation to directors	4,000		39				39		39
Distributions declared ($0.5500 per share) (a)	42,652			(4,386)			(4,386)		(4,386)
Other comprehensive loss:
Change in net unrealized loss on derivative instruments					(299)		(299)		(299)
Repurchase of shares	(34,524)					(331)	(331)		(331)
Balance at December 31, 2012	16,299,940	16	142,645	(9,166)	(299)	(331)	132,865	517	133,382
Net loss				(31,906)			(31,906)	1,507	(30,399)
Shares issued, net of offering costs	42,696,113	43	379,678				379,721		379,721
Shares issued to affiliates	251,071	1	2,510				2,511		2,511
Contributions from noncontrolling interests							—	12,917	12,917
Distributions to noncontrolling interests							—	(2,067)	(2,067)
Shares issued under share incentive plans	9,841		127				127		127
Stock-based compensation to directors	4,000		40				40		40
Stock dividends issued ($0.2125 per share) (a) (b)	8,463,537	8					8		8
Distributions declared ($0.5875 per share)				(21,796)			(21,796)		(21,796)
Other comprehensive income:
Change in net unrealized gain (loss) on derivative instruments					163		163	(128)	35
Repurchase of shares	(20,667)					(194)	(194)		(194)
Balance at December 31, 2013	67,703,835	68	525,000	(62,868)	(136)	(525)	461,539	12,746	474,285
Net loss				(32,732)			(32,732)	(988)	(33,720)
Shares issued, net of offering costs	60,568,314	61	542,957				543,018		543,018
Shares issued to affiliates	1,040,137		10,400				10,400		10,400
Contributions from noncontrolling interests							—	7,886	7,886
Distributions to noncontrolling interests							—	(5,564)	(5,564)
Shares issued under share incentive plans	10,202		231				231		231
Stock-based compensation to directors	18,000		180				180		180
Distributions declared ($0.5500 per share)				(46,523)			(46,523)		(46,523)
Other comprehensive loss:
Change in net unrealized loss on derivative instruments					(381)		(381)	(392)	(773)
Repurchase of shares	(256,511)					(2,475)	(2,475)		(2,475)
Balance at December 31, 2014	129,083,977	$129	$1,078,768	$(142,123)	$(517)	$(3,000)	$933,257	$13,688	$946,945
___________

(a)	Inclusive of 34,270 shares related to the stock distribution declared in the fourth quarter of 2012 and reflected as issued in the first quarter of 2013.

(b)	Inclusive of a special stock dividend equivalent to $0.1375 per share issued during the fourth quarter of 2013.
See Notes to Consolidated Financial Statements.

CWI 2014 10-K – 52

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2014	2013 (a)	2012 (a)
Cash Flows — Operating Activities
Net loss	$(33,720)	$(30,399)	$(3,842)
Adjustments to net loss:
Depreciation and amortization	46,358	17,185	1,392
Asset management fees and reimbursable costs to affiliates settled in shares	10,957	2,847	601
Straight-line rent adjustments	4,210	78	—
Amortization of deferred financing costs, ground lease intangible and other	1,775	915	157
Amortization of share incentive plans	411	167	227
Equity in losses of equity method investments in real estate in excess of distributions received	1,170	873	1,263
Unrealized loss on derivative	—	—	135
Bargain purchase gain	—	—	(3,809)
(Decrease) increase in due to related parties and affiliates	(3,969)	4,819	488
Receipt of key money and other deferred incentive payments	3,098	—	—
Net changes in other operating assets and liabilities	3,246	2,341	830
Net Cash Provided by (Used in) Operating Activities	33,536	(1,174)	(2,558)

Cash Flows — Investing Activities
Acquisition of hotels	(660,020)	(748,983)	(114,176)
Funds placed in escrow	(82,324)	(61,556)	(7,596)
Funds released from escrow	62,856	25,083	2,018
Capital expenditures	(31,013)	(11,873)	(2,006)
Deposits for hotel investments	(21,649)	(10,623)	(3,567)
Deposits released for hotel investments	15,149	13,503	687
Distributions received from equity investments in excess of equity income	440	29,237	225
Purchase of equity interests	—	—	(13,170)
Capital contributions to equity investments in real estate	—	(265)	—
Net Cash Used in Investing Activities	(716,561)	(765,477)	(137,585)

Cash Flows — Financing Activities
Proceeds from issuance of shares, net of offering costs	543,335	379,975	98,377
Proceeds from mortgage financing	408,846	475,017	70,987
Distributions paid	(40,973)	(14,193)	(3,110)
Proceeds from note payable to affiliate	11,000	—	—
Repayment of notes payable to affiliate	(11,000)	—	—
Contributions from noncontrolling interests	7,886	12,917	200
Distributions to noncontrolling interests	(5,564)	(2,067)	—
Deferred financing costs	(3,722)	(5,297)	(1,244)
Purchase of treasury stock	(2,475)	(194)	(331)
Repayment of mortgage financing	(2,400)	(811)	(2,000)
Deposits for mortgage financing	(1,867)	(576)	—
Deposits released for mortgage financing	1,867	576	—
Purchase of interest rate caps	(414)	—	—
Withholding on restricted stock units	(56)	(52)	(38)
Net Cash Provided by Financing Activities	904,463	845,295	162,841

Change in Cash During the Year
Net increase in cash	221,438	78,644	22,698
Cash, beginning of year	109,373	30,729	8,031
Cash, end of year	$330,811	$109,373	$30,729
___________
(a) Reflects a revised cash flow statement for the years ended December 31, 2013 and 2012, as further discussed in Note 2.

CWI 2014 10-K – 53

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

Non-cash investing and financing activities:

On July 9, 2012, we acquired a 97.35% controlling interest in the Lake Arrowhead Resort and Spa. This transaction consisted of the acquisition and assumption of certain assets and liabilities, respectively, as detailed in the table below (in thousands):

Lake Arrowhead
Resort and Spa
Assets:
Net investments in hotels	$24,670
Intangible assets — in-place lease	21
Restricted cash	101
Other assets	144
Liabilities:
Fair value of non-recourse debt	(19,730)
Accounts payable, accrued expenses, and other liabilities	(870)
Non-cash contribution attributable to noncontrolling interest	(27)
Net assets acquired	4,309
Bargain purchase gain on acquisition	(3,809)
Cash paid on acquisition	$500

Supplemental cash flow information (in thousands):

	Years Ended December 31,
	2014	2013	2012
Cash payments for interest, net of amounts capitalized	$32,335	$11,973	$894
Cash payments for income taxes	$4,530	$2,069	$265

See Notes to Consolidated Financial Statements.

CWI 2014 10-K – 54

CAREY WATERMARK INVESTORS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business

Organization

CWI is a publicly-owned, non-listed REIT formed as a Maryland corporation in March 2008 for the purpose of acquiring, owning, disposing of and, through our advisor, managing and seeking to enhance the value of, interests in lodging and lodging-related properties primarily in the United States. We conduct substantially all of our investment activities and own all of our assets through our Operating Partnership. We are a general partner and a limited partner and own a 99.985% capital interest in the Operating Partnership. Carey Watermark Holdings, which is owned indirectly by both WPC and Watermark Capital Partners, holds a 0.015% special general partner interest in the Operating Partnership.

We are managed by our advisor, Carey Lodging Advisors, LLC, an indirect subsidiary of WPC. Our advisor manages our overall portfolio, including providing oversight and strategic guidance to the independent hotel operators that manage our hotels. Our subadvisor, CWA, LLC, a subsidiary of Watermark Capital Partners, provides services to our advisor primarily relating to acquiring, managing, financing and disposing of our hotels and overseeing the independent operators that manage the day-to-day operations of our hotels. In addition, our subadvisor provides us with the services of our chief executive officer during the term of the subadvisory agreement, subject to the approval of our independent directors.

We held ownership interests in 27 hotels at December 31, 2014. See Note 4 for a complete listing of the hotels that we consolidate, or our Consolidated Hotels, and Note 5 for a complete listing of the hotels that we record as equity investments, or our Unconsolidated Hotels, at December 31, 2014.

Public Offerings

We raised $575.8 million through our initial public offering, which commenced on September 15, 2010 and closed on September 15, 2013. The proceeds from our initial public offering were fully invested by the end of the second quarter of 2014. We raised $577.4 million through our follow-on offering, which commenced on December 20, 2013 and closed on December 31, 2014. The gross offering proceeds raised exclude reinvested distributions through our DRIP of $35.2 million as of December 31, 2014. We intend to continue to invest the remaining proceeds from our follow-on offering in lodging and lodging-related properties.

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

CWI 2014 10-K – 55

Notes to Consolidated Financial Statements

We performed an analysis of all of our subsidiary entities to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of our assessment, we have concluded that none of our subsidiaries qualified as a VIE. All our subsidiaries are consolidated.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Accounting for Acquisitions

In accordance with the guidance for business combinations, we determine whether a transaction or other event is a business combination, which requires that the assets acquired and the liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method of accounting. We record our investments in hotel properties based on the fair value of the identifiable assets acquired, identifiable intangible assets acquired, liabilities assumed and any noncontrolling interest in the acquired entity, and if applicable, recognizing and measuring any goodwill or gain from a bargain purchase at the acquisition date. Assets are recorded at fair value and allocated to land, buildings, building improvements, furniture, fixtures and equipment and intangibles, as applicable, using appraisals and valuations performed by management and independent third parties. Fair values are based on the exit price (i.e. the price that would be received in an orderly transaction to sell an asset or transfer a liability between market participants at the measurement date). We evaluate several factors, including market data for similar assets or similar in-place lease contractual agreements for intangible assets, expected cash flows discounted at risk adjusted rates and replacement cost for the assets to determine an appropriate exit cost when evaluating the fair value of our assets. We immediately expense all acquisition costs and fees associated with transactions deemed to be business combinations in which we consolidate the asset and we capitalize these costs for transactions deemed to be acquisitions of an asset, including an equity investment. We record debt assumed in business combinations at fair value. We determine the estimated fair value using a discounted cash flow model with rates that take into account the current market interest rate risk. Such resulting premium or discount is amortized over the remaining term of the obligation. We also consider the value of the underlying collateral taking into account the quality of the collateral, the time until maturity and the current interest rate.

Real Estate

We carry land, buildings and personal property at cost less accumulated depreciation. We capitalize improvements and we expense replacements, maintenance and repairs that do not improve or extend the life of the respective assets. Renovations and/or replacements at the hotel properties that improve or extend the life of the assets are capitalized and depreciated over their useful lives, and repairs and maintenance are expensed as incurred. We capitalize interest and certain other costs, such as incremental labor costs relating to hotels undergoing major renovations and redevelopments.

Cash

Our cash is held in the custody of major financial institutions, and these balances may, at times, exceed federally insurable limits, however management believes the credit risk related to these deposits is minimal.

Restricted Cash

Restricted cash consists primarily of amounts escrowed pursuant to the terms of our mortgage debt to fund planned renovations and improvements, property taxes, insurance and normal replacement of furniture, fixtures and equipment at our hotels.

Other Assets and Liabilities

Other assets consists primarily of prepaid expenses, deposits, hotel inventories, derivative assets, deferred tax assets, deferred financing costs and deferred franchise fees in Other assets in the consolidated financial statements. Other liabilities consists primarily of hotel advance deposits, sales use and occupancy taxes payable, unamortized key money and other deferred incentive payments, straight-line rent, accrued income taxes, accrued interest, derivative liabilities and asset retirement obligation. Deferred financing costs represent costs to obtain mortgage financing. We amortize these charges to interest expense over the term of the related mortgage using a method which approximates the effective interest method. Deferred franchise fees represent hotel franchise application fees, which are being amortized over the term of the respective franchise agreements (generally 10 to 25 years). At December 31, 2014 and 2013, the unamortized balance of these arrangements was $1.7 million

CWI 2014 10-K – 56

Notes to Consolidated Financial Statements

and $0.9 million, respectively. During both 2014 and 2013, we recognized amortization expense related to these arrangements of less than $0.1 million within Sales and marketing expense in the consolidated financial statements.

Treasury Stock

Treasury stock is recorded at cost under our redemption plan, pursuant to which we may elect to redeem shares at the request of our shareholders, subject to certain exceptions, conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors.

Segments

We operate in one business segment, hospitality, with domestic investments.

Hotel Revenue Recognition

We recognize revenue from operations of our hotels as the related services are provided. Our hotel revenues are comprised of hotel operating revenues, such as room, food and beverage, and revenue from other hotel income (such as telephone, spa services, parking and business centers). These revenues are recorded net of any sales or occupancy taxes collected from our guests as earned. All rebates or discounts are recorded as a reduction in revenue, and there are no material contingent obligations with respect to rebates or discounts offered by us. All revenues are recorded on an accrual basis, as earned. Appropriate allowances are made for doubtful accounts and are recorded as a bad debt expense.

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

Asset Retirement Obligations

 Asset retirement obligations relate to the legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset. The fair value of a liability for an asset retirement obligation is recorded in the period it is incurred and the cost of such liability is recorded as an increase in the carrying amount of the related long-lived asset by the same amount. The liability is accreted each period and the capitalized cost is depreciated over the estimated remaining life of the related long-lived asset. Revisions to estimated retirement obligations result in adjustments to the related capitalized asset and corresponding liability.

In order to determine the fair value of the asset retirement obligations, we make certain estimates and assumptions including, among other things, projected cash flows, the borrowing interest rate and an assessment of market conditions that could significantly impact the estimated fair value. These estimates and assumptions are subjective.

Capitalized Costs

We capitalize interest and certain other costs, such as property taxes, land leases, property insurance and employee costs relating to hotels undergoing major renovations and redevelopments. We begin capitalizing interest as we incur disbursements, and capitalize other costs when activities necessary to prepare the asset ready for its intended use are underway. We cease capitalizing these costs when construction is substantially complete.

Depreciation and Amortization

We compute depreciation for hotels and related building improvements using the straight-line method over the estimated useful lives of the properties (limited to 40 years for buildings and ranging from four years up to the remaining life of the building at the time of addition for building improvements), site improvements (generally four to 15 years) and furniture, fixtures and equipment (generally one to 12 years).

CWI 2014 10-K – 57

Notes to Consolidated Financial Statements

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

Real Estate

For real estate assets held for investment and related intangible assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the estimated future net undiscounted cash flow that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. The undiscounted cash flow analysis requires us to make our best estimate of, among other things, net operating income, residual values and holding periods. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets and associated intangible assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining our estimate of future cash flows and, if warranted, we apply a probability-weighted method to the different possible scenarios. If the future net undiscounted cash flow of the property’s asset group is less than the carrying value, the property’s asset group is considered to be impaired. We then measure the loss as the excess of the carrying value of the property’s asset group over its estimated fair value. The property’s asset group’s estimated fair value is primarily determined using market information from outside sources such as broker quotes or recent comparable sales. In cases where the available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each asset to determine an estimated fair value.

Equity Investments in Real Estate

We evaluate our equity investments in real estate on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and whether or not that impairment is other-than-temporary. To the extent an impairment has occurred and is determined to be other-than-temporary, we measure the charge as the excess of the carrying value of our investment over its estimated fair value. For our equity investments in hotels, we calculate our share of the estimated fair value of the underlying hotel, which is determined using the discounted cash flows model that includes annual net operating income for a ten year hold period, plus a hypothetical sales price at the end of the holding period. The annual net operating income is determined using the hotel’s projected budgets that take into account projected market factors. The hypothetical sales value of each property is based on the value of the property at the end of the holding period by calculating projected net operating income and applying a selected capitalization rate and deducting estimated costs of sale.

Organization and Offering Costs

Our advisor has paid various organization and offering costs on our behalf, a portion of which we became liable for under the advisory agreement on March 3, 2011 (Note 3). As funds are raised, we accrue costs incurred in connection with the raising of capital as deferred offering costs. Upon receipt of offering proceeds we charge the deferred offering costs to stockholders’ equity as appropriate. Such reimbursements will not exceed regulatory cost limitations. Organization costs are expensed as incurred and are included in General and administrative expenses in the financial statements.

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

We use the portfolio exception in Accounting Standards Codification 820-10-35-18D, Application to Financial Assets and Financial Liabilities with Offsetting Positions in Market Risk or Counterparty Credit Risk, the “portfolio exception,” with respect to measuring counterparty credit risk for all of our derivative transactions subject to master netting arrangements.

CWI 2014 10-K – 58

Notes to Consolidated Financial Statements

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

We conduct business in various states and municipalities within the United States, and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As a result, we are subject to certain state and local taxes and a provision for such taxes is included in the consolidated financial statements.

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

Deferred income taxes are recorded for the corporate subsidiaries TRS based on earnings reported. The current provision for income taxes differs from the amounts currently payable because of temporary differences in the recognition of certain income and expense items for financial reporting and tax reporting purposes. Deferred income taxes are computed under the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial bases of assets and liabilities.

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

Share-Based Payments

We have granted RSUs to our independent directors and certain employees of our subadvisor. RSUs issued to employees of our subadvisor generally vest over 3 years, subject to continued employment, and RSUs issued to our independent directors vest immediately. The expense recognized for share-based payment transactions for awards made to directors is based on the grant date fair value estimated in accordance with current accounting guidance for share-based payments. Share based payment transactions for awards made to employees of our subadvisor are based on the fair value of the services received. We recognize these compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the award. We include share based payment transactions within Corporate general and administrative expense.

Income or Loss Attributable to Noncontrolling Interests

Earnings attributable to noncontrolling interests are recognized in accordance with each respective investment agreement and, where applicable, based upon the allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period.

CWI 2014 10-K – 59

Notes to Consolidated Financial Statements

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

Revision of Previously Issued Financial Statements

Following the issuance of our consolidated financial statements for the year ended December 31, 2013, we identified an error in the cash flow statement affecting how we presented cash flows provided by or used in operating and investing activities for the periods shown below. This error was the result of treating deposits on hotel acquisitions and loan commitments as a reduction in operating cash flow during the periods in which the deposits were made instead of as investing and financing cash flows, respectively.

We assessed the materiality of the error described above on prior periods’ financial statements in accordance with Accounting Standards Codification 250 and the SEC’s Staff Accounting Bulletin No. 99, “Materiality,” and concluded that the impact of the error was not material to any previously issued financial statements. We have properly reflected the correction below in this Report. In addition, we have added supplemental disclosure of this non-cash financing activity. The error impacted the presentation of net cash flow (used in) provided by operating activities, net cash used in investing activities and certain amounts within net cash flow provided by financing activities, and did not affect our consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive loss, consolidated statements of equity or cash balances for any reporting periods.

(in thousands)

	Net Cash (Used in) Provided by Operating Activities			Net Cash (Used in) Provided by Investing Activities
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Year Ended December 31, 2012	$(5,438)	$2,880	$(2,558)	$(134,705)	$(2,880)	$(137,585)
Year Ended December 31, 2013	$1,706	$(2,880)	$(1,174)	$(768,357)	$2,880	$(765,477)

Recent Accounting Requirements

The following Accounting Standards Updates, or ASUs, promulgated by the Financial Accounting Standards Board are applicable to us:

ASU 2015-02, Consolidation (Topic 810). ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the evaluation of fee arrangements in the primary beneficiary determination. ASU 2015-02 is effective for periods beginning after December 15, 2015 and early adoption is permitted. We are currently evaluating the impact of ASU 2015-02 on our consolidated financial statements.

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

CWI 2014 10-K – 60

Notes to Consolidated Financial Statements

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

Note 3. Agreements and Transactions with Related Parties

Agreements with our Advisor and Affiliates

We have an advisory agreement with our advisor to perform certain services for us under a fee arrangement, including managing our overall business, the identification, evaluation, negotiation, purchase and disposition of lodging-related properties and the performance of certain administrative duties. The agreement that is currently in effect is scheduled to expire on September 30, 2015, unless renewed pursuant to its terms. Our advisor has entered into a subadvisory agreement with our subadvisor, whereby our advisor pays 20% of the fees earned under the advisory agreement to our subadvisor and our subadvisor provides certain personnel services to us.

The following tables present a summary of fees we paid and expenses we reimbursed to our advisor, subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

	Years Ended December 31,
	2014	2013	2012
Amounts Included in the Consolidated Statements of Operations
Acquisition fees	$18,305	$20,271	$3,724
Asset management fees	7,308	2,847	601
Personnel and overhead reimbursements	5,347	1,389	826
Available Cash Distribution	4,096	1,948	—
Interest expense	10	—	—
Loan refinancing fee	—	—	37
	$35,066	$26,455	$5,188

Other Transaction Fees Incurred
Selling commissions and dealer manager fees	$55,776	$40,444	$10,497
Offering costs	3,349	6,309	2,207
Capitalized acquisition fees for equity method investments	—	—	815
Capitalized loan refinancing fee	—	265	—
	$59,125	$47,018	$13,519

CWI 2014 10-K – 61

Notes to Consolidated Financial Statements

	December 31,
	2014	2013
Amounts Due to Related Parties and Affiliates
Other amounts due to our advisor	$965	$4,563
Due to joint venture partners	367	330
Reimbursable costs	338	270
Organization and offering costs due to our advisor	322	62
Due to WPC	67	—
	$2,059	$5,225

Amounts Due from Related Parties and Affiliates
Other	$—	$12

Acquisition Fees

Our advisor receives acquisition fees of 2.5% of the total investment cost of the properties acquired, including on our proportionate share of equity method investments, and loans originated by us, not to exceed 6% of the aggregate contract purchase price of all investments and loans. We expense acquisition-related costs and fees on acquisitions deemed to be business combinations and capitalize those costs on acquisitions of equity method investments.

Asset Management Fees, Disposition Fees and Loan Refinancing Fees

We pay our advisor an annual asset management fee equal to 0.50% of the aggregate Average Market Value of our Investments, both as defined in our advisory agreement with our advisor. Our advisor is also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property as well as a loan refinancing fee of up to 1% of a refinanced loan, if certain conditions described in the advisory agreement are met. If our advisor elects to receive all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our NAV, or, during an offering, our offering price of $10.00 per share. We paid all asset management fees for 2014, 2013 and 2012 in shares of our common stock rather than in cash at the election of our advisor. For the years ended December 31, 2014, 2013 and 2012, $6.8 million. $2.5 million and $0.5 million, respectively, in asset management fees were settled in shares. At December 31, 2014, our advisor owned 1,404,558 shares (1.1%) of our outstanding common stock. Asset management fees are included in Asset management fees to affiliate and other in the consolidated financial statements.

Personnel and Overhead Reimbursements

Pursuant to the subadvisory agreement, we reimburse our advisor, which subsequently reimburses our subadvisor, for personnel costs and other charges. We also grant restricted stock units, or RSUs, to employees of our subadvisor pursuant to our 2010 Equity Incentive Plan. Our subadvisor provides us with the services of Michael G. Medzigian, our chief executive officer, during the term of the subadvisory agreement, subject to the approval of our board of directors.

In addition, commencing in the first quarter of 2014, pursuant to the advisory agreement, we began reimbursing our advisor for the actual cost of personnel allocable to their time devoted to providing administrative services to us, which totaled $3.3 million for the year ended December 31, 2014, as well as rent expense that totaled $0.3 million for the same period. Prior to the first quarter of 2014, our advisor had not charged us for these expenses, to which it was entitled pursuant to the advisory agreement. These reimbursements are included in Corporate general and administrative expenses and Amounts due to affiliates in the consolidated financial statements and are being settled in shares of our common stock at the election of our advisor for the year ended December 31, 2014. For the year ended December 31, 2014, $3.6 million of such fees were settled in shares at our request.

CWI 2014 10-K – 62

Notes to Consolidated Financial Statements

Available Cash Distributions

Carey Watermark Holdings’ special general partner interest entitles it to receive distributions of 10% of Available Cash, as defined in the agreement of limited partnership of the Operating Partnership, or Available Cash Distributions, generated by Operating Partnership, subject to certain limitations. In addition, in the event of the dissolution of the Operating Partnership, Carey Watermark Holdings will be entitled to receive distributions of up to 15% of net proceeds, provided certain return thresholds are met for the initial investors in the Operating Partnership. Available Cash Distributions by the Operating Partnership are included in Loss (income) attributable to noncontrolling interests in the consolidated financial statements.

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

Organization and Offering Costs

Pursuant to our advisory agreement with our advisor, we are liable for certain expenses related to our public offerings, which include filing, legal, accounting, printing, advertising, transfer agent, and escrow fees and are to be deducted from the gross proceeds of the offering. We reimburse Carey Financial or selected dealers for reasonable bona fide due diligence expenses incurred that are supported by a detailed and itemized invoice. The total underwriting compensation to Carey Financial and selected dealers in connection with the offerings cannot exceed limitations prescribed by the Financial Industry Regulatory Authority, Inc. Our advisor agreed to be responsible for the repayment of organization and offering expenses (excluding selling commissions and dealer manager fees paid to Carey Financial and selected dealers and fees paid and expenses reimbursed to selected dealers) that exceed in the aggregate 2% of the gross proceeds from the initial public offering and 4% of the gross proceeds from the follow-on offering.

Through December 31, 2014, our advisor incurred organization and offering costs on our behalf related to our follow-on offering of approximately $3.3 million, all of which we were obligated to pay. As of December 31, 2014, $3.0 million had been reimbursed. Unpaid costs of $0.3 million were included in Due to affiliates in the consolidated financial statements at December 31, 2014. At December 31, 2013, unpaid costs of $0.1 million were included in Due to affiliates in the consolidated financial statements related to our initial public offering. During the years ended December 31, 2014, 2013 and 2012, we charged $3.3 million, $6.4 million and $2.2 million, respectively, of deferred offering costs to stockholder’s equity.

Other Amounts Due to Our Advisor

At December 31, 2014, the balance primarily represented asset management fees payable. At December 31, 2013, this balance primarily represented acquisition fees of $4.1 million payable to our advisor related to the Renaissance Chicago Downtown hotel acquired on December 20, 2013, which was paid in the first quarter of 2014.

Due to Joint Venture Partners

This balance is primarily comprised of amounts due from consolidated joint ventures to our joint venture partners related to hotel operating expenses paid by hotel managers that are affiliates of our joint venture partners, which will be reimbursed.

Other Transactions with Affiliates

In January 2013, our board of directors and the board of directors of WPC approved unsecured loans to us of up to $50.0 million in the aggregate, at a rate equal to the rate at which WPC is able to borrow funds under its senior unsecured credit facility, for the purpose of facilitating acquisitions approved by our investment committee that we might not otherwise have sufficient available funds to complete. Any such loans may be made solely at the discretion of WPC’s management. On June 25, 2014, we obtained a loan from WPC to fund, in part, our acquisition of the Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center. The loan was for $11.0 million at a rate of 1.25% with a maturity date of June 30, 2015. The loan was repaid in full with interest on July 22, 2014. In September 2014, the board of directors of WPC and our board of directors approved an increase in the loan amount to $75.0 million, which is available to us and to our affiliate Carey Watermark Investors 2 Incorporated in the aggregate. At December 31, 2014, there were no amounts outstanding under this unsecured loan.

CWI 2014 10-K – 63

Notes to Consolidated Financial Statements

Note 4. Net Investments in Hotels

Net investments in hotels is summarized as follows (in thousands):

	December 31,
	2014	2013
Buildings	$1,226,880	$685,108
Land	214,522	124,450
Furniture, fixtures and equipment	88,464	46,757
Building and site improvements	21,989	11,993
Construction in progress	17,345	3,374
Hotels, at cost	1,569,200	871,682
Less: Accumulated depreciation	(59,903)	(18,397)
Net investments in hotels	$1,509,297	$853,285

During the year ended December 31, 2014, we retired fully-depreciated furniture, fixtures and equipment aggregating $4.0 million.

CWI 2014 10-K – 64

Notes to Consolidated Financial Statements

2014 Acquisitions

During the year ended December 31, 2014, we acquired nine hotels with real estate and other hotel assets, net of assumed liabilities and inclusive of contributions from noncontrolling interests totaling $660.0 million. In connection with these acquisitions, we expensed acquisition costs of $25.0 million during the year ended December 31, 2014, including acquisition fees of $18.3 million paid to our advisor. See Note 9 for information about mortgage financing obtained in connection with these acquisitions and Note 10 for information about planned renovations on these hotels, as applicable.

The following tables present a summary of assets acquired and liabilities assumed in these business combinations, each at the date of acquisition, and revenues and earnings thereon, since their respective dates of acquisition through December 31, 2014 (in thousands):

	2014 Acquisitions
	Hyatt Place Austin Downtown	Courtyard Times Square West	Sheraton Austin Hotel at the Capitol	Marriott Boca Raton at Boca Center	Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center	Marriott Sawgrass Golf Resort and Spa	Sanderling Resort	Staybridge Suites Savannah Historic District	Marriott Kansas City Country Club Plaza
Cash consideration	$86,673	$87,443	$90,220	$61,794	$81,262	$128,124	$37,052	$22,922	$56,644
Assets acquired at fair value:
Land	$9,100	$—	$18,210	$11,500	$5,663	$26,400	$9,800	$4,300	$5,100
Building	73,700	87,437	78,703	46,149	71,598	94,375	23,677	17,753	48,748
Furniture, fixtures and equipment	4,187	3,968	1,983	4,237	4,228	8,830	4,251	739	2,750
Accounts receivable	98	—	92	55	—	382	1	30	27
Other assets	179	368	373	295	362	1,228	336	146	292
Liabilities assumed at fair value:
Accounts payable, accrued expenses and other liabilities	(591)	(4,330)	(1,255)	(442)	(589)	(3,091)	(1,013)	(46)	(273)
Contributions from noncontrolling interests at fair value	—	—	(7,886)	—	—	—	—	—	—
Net assets acquired at fair value	$86,673	$87,443	$90,220	$61,794	$81,262	$128,124	$37,052	$22,922	$56,644

	For the Period from
	April 1, 2014 through December 31, 2014	May 27, 2014 through December 31, 2014	May 28, 2014 through December 31, 2014	June 12, 2013 through December 31, 2014	June 25, 2014 through December 31, 2014	October 3, 2014 through December 31, 2014	October 28, 2014 through December 31, 2014	October 30, 2014 through December 31, 2014	November 18, 2014 through December 31, 2014
Revenues	$14,792	$12,220	$15,040	$7,630	$8,477	$10,069	$678	$665	$1,583
Net income (loss)	$4,407	$1,170	$3,378	$583	$2,334	$802	$(559)	$46	$115

CWI 2014 10-K – 65

Notes to Consolidated Financial Statements

2013 Acquisitions

During the year ended December 31, 2013, we acquired interests in 12 hotels with real estate and other hotel assets, net of assumed liabilities and inclusive of contributions from noncontrolling interests totaling $749.0 million. In connection with these acquisitions, we expensed acquisition costs of $26.8 million during the year ended December 31, 2013, including acquisition fees of $20.3 million paid to our advisor. See Note 9 for information about mortgage financing obtained in connection with these acquisitions and Note 10 for information about planned renovations on these hotels, as applicable.

The following tables present a summary of assets acquired and liabilities assumed in these business combinations, each at the date of acquisition, and revenues and earnings thereon, since their respective dates of acquisition through December 31, 2013 (in thousands):

	2013 Acquisitions
	Hilton Southeast Portfolio	Courtyard Pittsburgh Shadyside	Hutton Hotel Nashville	Holiday Inn Manhattan 6th Avenue Chelsea	Fairmont Sonoma Mission Inn & Spa	Marriott Raleigh City Center	Hawks Cay Resort	Renaissance Chicago Downtown
Cash consideration	$94,600	$29,900	$73,600	$113,000	$76,647	$82,193	$131,301	$134,939
Assets acquired at fair value:
Land	$16,050	$3,515	$7,850	$30,023	$17,657	$—	$25,800	$—
Building	71,906	25,484	59,990	81,333	66,871	67,541	73,150	132,198
Building and site improvements	1,607	349	230	65	—	1,004	—	—
Furniture, fixtures and equipment	5,008	534	5,500	1,579	7,670	3,881	2,891	5,850
Accounts receivable	—	—	—	—	75	172	433	1,193
Intangible assets	29	18	30			10,446	31,700	790
Other assets	—	—	—	—	1,229	352	564	305
Liabilities assumed at fair value:	—
Accounts payable, accrued expenses and other liabilities	—	—	—	—	(4,052)	(1,203)	(3,237)	(5,397)
Contributions from noncontrolling interests at fair value	—	—	—	—	(12,803)	—	—	—
Net assets acquired at fair value	$94,600	$29,900	$73,600	$113,000	$76,647	$82,193	$131,301	$134,939

	For the Period from
	February 14, 2013 through December 31, 2013	March 12, 2013 through December 31, 2013	May 29, 2013 through December 31, 2013	June 6, 2013 through December 31, 2013	July 10, 2013 through December 31, 2013	August 13, 2013 through December 31, 2013	October 23, 2013 through December 31, 2013	December 20, 2013 through December 31, 2013
Revenues	$19,710	$5,288	$13,436	$10,255	$19,495	$8,615	$7,998	$498
Net income (loss)	$3,826	$1,297	$2,563	$3,887	$2,426	$1,307	$580	$(678)

Asset Retirement Obligation

We have recorded an asset retirement obligation for the removal of asbestos and environmental waste in connection with one of our hotels. We estimated the fair value of the asset retirement obligation based on the estimated economic life of the hotel and the estimated removal costs. The liability was discounted using the weighted-average interest rate on the associated fixed-rate mortgage loan at the time the liability was incurred. At December 31, 2014 and 2013, our asset retirement obligation was $0.5 million and $0.4 million, respectively, and is included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

CWI 2014 10-K – 66

Notes to Consolidated Financial Statements

Pro Forma Financial Information (Unaudited)

The following unaudited consolidated pro forma financial information presents our financial results as if the Consolidated Hotel investments that we completed during the years ended December 31, 2014 and 2013 and the new financings related to these acquisitions, had occurred on January 1, 2013 and 2012, respectively. These transactions were accounted for as business combinations. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods.

(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Pro forma total revenues	$452,438	$397,763	$251,777
Pro forma net loss	(3,547)	(33,899)	(32,452)
Pro forma loss from continuing operations attributable to noncontrolling interests	391	98	2,420
Pro forma loss from continuing operations attributable to CWI stockholders (a)	$(3,156)	$(33,801)	$(30,032)
Pro forma loss per share:
Net loss attributable to CWI stockholders	$(0.03)	$(0.38)	$(0.81)
Pro forma weighted-average shares outstanding (a)	105,785,457	89,170,201	37,010,742
___________

(a)
The pro forma weighted-average shares outstanding were determined as if the number of shares issued in our public offering in order to raise the funds used for each acquisition were issued on January 1, 2013 and 2012 for our 2014 and 2013 acquisitions, respectively. All acquisition costs for our 2014 Acquisitions and our 2013 Acquisitions are presented as if they were incurred on January 1, 2013 and 2012, respectively.

Construction in Progress

At December 31, 2014 and 2013, construction in progress was $17.3 million and $3.4 million, recorded at cost, respectively and related primarily to renovations at Hawks Cay Resort and Renaissance Chicago Downtown at December 31, 2014 and Courtyard Pittsburgh Shadyside and Hampton Inn Memphis Beale Street at December 31, 2013 (Note 10). We capitalize interest expense and certain other costs, such as property taxes, property insurance and employee costs related to hotels undergoing major renovations. During the years ended December 31, 2014 and 2013, we capitalized $0.9 million and $0.4 million, respectively, of such costs.

For the years ended December 31, 2014, 2013 and 2012, accrued capital expenditures increased by $3.3 million, $1.5 million and $1.0 million, respectively, representing non-cash investing activity.

Note 5. Equity Investments in Real Estate

At December 31, 2014, together with unrelated third parties, we owned equity interests in two Unconsolidated Hotels. We do not control the ventures that own these hotels, but we exercise significant influence over them. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to our advisor that we incur and other-than-temporary impairment charges, if any).

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

CWI 2014 10-K – 67

Notes to Consolidated Financial Statements

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these ventures are affected by the timing and nature of distributions (dollars in thousands):

		Number of Rooms	% Owned	Our Initial Investment (a)		Hotel Type	Carrying Value at December 31,
Hotels	State				Acquisition Date		2014	2013
Unconsolidated Hotels
Hyatt French Quarter Venture (b) (c)	Louisiana	254	80%	$13,000	September 6, 2011	Full-service	$4,197	$4,395
Westin Atlanta Venture (d) (e)	Georgia	372	57%	13,170	October 3, 2012	Full-service	8,980	10,520
		626		$26,170			$13,177	$14,915
___________

(a)	This amount represents purchase price plus capitalized costs, inclusive of fees paid to our advisor, at the time of acquisition.

(b)
The decrease from our initial investment as compared to our carrying value at December 31, 2014 was primarily a result of our receipt of a distribution totaling $6.2 million representing a return of capital for our share of mortgage refinancing proceeds during the third quarter of 2013.

(c)	We received cash distributions of $0.5 million during the year ended December 31, 2014.

(d)
The decrease from our initial investment as compared to our carrying value at December 31, 2014 was primarily a result of the overall weak demand experienced by the hotel prior to and during its renovation period, which commenced in September 2013 and was completed during August 2014.

(e)	We received cash distributions of $0.4 million during the year ended December 31, 2014.

The following table sets forth our share of equity (loss) earnings from our Unconsolidated Hotels, which are based on the hypothetical liquidation at book value model as well as certain depreciation and amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Years Ended December 31,
Venture	2014	2013	2012
Long Beach Venture (a)	$—	$2,600	$1,812
Hyatt French Quarter Venture	446	(1,344)	992
Westin Atlanta Venture	(1,177)	(1,307)	(1,193)
	$(731)	$(51)	$1,611
___________

(a)	We sold our 49% interest in the Long Beach Venture in July 2013.

No other-than-temporary impairments were recognized during either the years ended December 31, 2014, 2013 or 2012.

2013 Disposition

On July 17, 2013, we sold our 49% interest in the Long Beach Venture and recognized a gain on sale of $1.8 million, which was recorded in Equity in (losses) earnings of equity method investments in real estate in the consolidated statement of operations.

CWI 2014 10-K – 68

Notes to Consolidated Financial Statements

The following tables present combined summarized financial information of our equity method investment entities. Amounts provided are the total amounts attributable to the ventures since our respective dates of acquisition and do not represent our proportionate share (in thousands):

	December 31,
	2014	2013
Real estate, net	$89,375	$85,327
Other assets	10,978	9,524
Total assets	100,353	94,851
Debt	(68,797)	(64,871)
Other liabilities	(13,330)	(12,738)
Total liabilities	(82,127)	(77,609)
Members’ equity	$18,226	$17,242

	Years Ended December 31,
	2014	2013 (a)	2012 (b)
Revenues	$36,514	$45,344	$39,702
Expenses	(38,642)	(49,314)	(40,286)
Net loss attributable to equity method investments	$(2,128)	$(3,970)	$(584)
___________

(a)	Includes revenues, expenses and net loss from the Long Beach Venture for the respective periods through the date of sale of this investment on July 17, 2013.

(b)	Represents revenues and expenses from each venture’s respective acquisition date through the respective year end.

At December 31, 2014 and 2013, the unamortized basis differences on our equity investments were $1.6 million and $1.7 million, respectively. Net amortization of the basis differences reduced the carrying values of our equity investments by $0.1 million for each of the years ended December 31, 2014, 2013 and 2012.

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

Derivative Assets and Liabilities — Our derivative assets and liabilities are comprised of interest rate swaps and caps. These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates. These derivative instruments were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market (Note 8).

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the years ended December 31, 2014 and 2013. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our non-recourse debt, which we have classified as Level 3, had a carrying value of $969.6 million and $563.1 million and an estimated fair value of $990.1 million and $565.1 million at December 31, 2014 and 2013, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral taking into account the quality of the collateral and the then-current interest rate.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both December 31, 2014 and 2013.

CWI 2014 10-K – 69

Notes to Consolidated Financial Statements

Note 7. Intangible Assets and Liabilities

In connection with our investment activity during 2014, we recorded an above-market hotel ground lease liability of $2.1 million with a life of 85 years.

Intangible assets and liabilities, included in Intangible assets, net and Accounts payable, accrued expenses and other liabilities, respectively, in the consolidated financial statements, are summarized as follows (dollars in thousands):

		December 31, 2014			December 31, 2013
	Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Villa rental program	45	$31,700	$(837)	$30,863	$31,700	$(133)	$31,567
Below-market hotel ground leases	73.5 - 92.5	9,446	(144)	9,302	9,446	(52)	9,394
Below-market hotel parking garage lease	92.5	1,490	(23)	1,467	1,490	(7)	1,483
In-place leases	1 - 21	317	(80)	237	398	(47)	351
Total intangible assets, net		$42,953	$(1,084)	$41,869	$43,034	$(239)	$42,795

Amortizable Intangible Liability
Above-market hotel ground lease	85	$(2,100)	$15	$(2,085)	$—	$—	$—

Net amortization of intangibles was $0.9 million, $0.2 million, and less than $0.1 million for the years ended December 31, 2014, 2013, and 2012, respectively. Amortization of in-place lease intangibles and the Villa Rental Program is included in Depreciation and amortization, and amortization of hotel parking garage lease, hotel ground lease and above-market ground lease intangibles is included in Property taxes, insurance and rent in the consolidated financial statements.

Based on the intangible assets recorded at December 31, 2014, scheduled annual net amortization of intangibles for each of the next five calendar years and thereafter is as follows (in thousands):

Years Ending December 31,	Increase to Depreciation and Amortization	Increase to Property Taxes, Insurance and Rent	Total
2015	$778	$95	$873
2016	766	95	861
2017	731	95	826
2018	720	95	815
2019	720	95	815
Thereafter	27,384	8,210	35,594
Total	$31,099	$8,685	$39,784

CWI 2014 10-K – 70

Notes to Consolidated Financial Statements

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

Derivative Financial Instruments

When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates. We have not entered into, and do not plan to enter into, financial instruments for trading or speculative purposes. In addition to derivative instruments that we entered into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts, which are considered to be derivative instruments. The primary risks related to our use of derivative instruments include default by a counterparty to a hedging arrangement on its obligation and a downgrade in the credit quality of a counterparty to such an extent that our ability to sell or assign our side of the hedging transaction is impaired. While we seek to mitigate these risks by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be creditworthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities.

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

The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated		Asset Derivatives Fair Value at December 31,		Liability Derivatives Fair Value at December 31,
as Hedging Instruments	Balance Sheet Location	2014	2013	2014	2013
Interest rate swaps	Other assets	$346	$664	$—	$—
Interest rate caps	Other assets	218	—	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(690)	(605)
		$564	$664	$(690)	$(605)

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements. At both December 31, 2014 and 2013, no cash collateral had been posted nor received for any of our derivative positions.

During the years ended December 31, 2014, 2013 and 2012, we recognized losses of $3.0 million, $1.1 million and $0.3 million, respectively, in Other comprehensive loss on derivatives in connection with our interest rate swaps.

During the years ended December 31, 2014, 2013 and 2012, we reclassified losses of $1.7 million, $0.9 million and $0.1 million, respectively, from Other comprehensive loss on derivatives into interest expense in connection with our interest rate swaps.

Additionally, during the year ended December 31, 2012, we recognized unrealized losses of $0.1 million related to an interest rate swap prior to its designation as a hedge.

Amounts reported in Other comprehensive loss related to interest rate swaps will be reclassified to interest expense as interest payments are made on our variable-rate debt. At December 31, 2014, we estimate that an additional $1.6 million, inclusive of

CWI 2014 10-K – 71

Notes to Consolidated Financial Statements

amounts attributable to noncontrolling interests of $0.2 million, will be reclassified as interest expense during the next 12 months related to our interest rate swaps.

Interest Rate Swaps and Caps

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap or cap agreements with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of the loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The face amount on which the swaps are based is not exchanged. An interest rate cap limits the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.

The interest rate swaps and caps that we had outstanding on our Consolidated Hotel investments at December 31, 2014 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of	Face	Fair Value at
Interest Rate Derivatives	Instruments	Amount	December 31, 2014
Interest rate swaps	5	$203,920	$(344)
Interest rate caps	3	122,700	218
			$(126)

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of collateral received, if any. No collateral was received as of December 31, 2014. At December 31, 2014, our total credit exposure was $0.5 million and the maximum exposure to any single counterparty was $0.3 million.

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At December 31, 2014, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $0.8 million and $0.7 million at December 31, 2014 and 2013, respectively, which included accrued interest and any adjustment for nonperformance risk. If we had breached any of these provisions at either December 31, 2014 or 2013, we could have been required to settle our obligations under these agreements at their aggregate termination value of $0.8 million and $0.7 million, respectively.

CWI 2014 10-K – 72

Notes to Consolidated Financial Statements

Note 9. Debt

The following table presents the non-recourse debt on our Consolidated Hotel investments (in thousands):

				Carrying Amount at December 31,
Consolidated Hotels	Interest Rate	Rate Type	Current Maturity Date	2014	2013
Hampton Inn Boston Braintree (a) (b)	5.00%	Variable	5/2015	$9,500	$9,653
Lake Arrowhead Resort and Spa (c)	4.34%	Fixed	7/2015	17,955	17,865
Hawks Cay Resort (a) (b)	5.74%	Variable	11/2016	79,000	79,000
Courtyard Pittsburgh Shadyside (b) (d)	4.09%	Variable	3/2017	21,000	20,750
Sanderling Resort (a) (b)	4.65%	Variable	10/2017	22,000	—
Courtyard San Diego Mission Valley (a) (b)	4.60%	Variable	12/2017	50,420	51,230
Hampton Inn Memphis Beale Street	4.07%	Fixed	3/2018	21,585	22,118
Hampton Inn Atlanta Downtown	4.12%	Fixed	3/2018	13,370	13,600
Hampton Inn Birmingham Colonnade	4.12%	Fixed	3/2018	9,241	9,400
Hampton Inn Frisco Legacy Park	4.12%	Fixed	3/2018	9,045	9,200
Hilton Garden Inn Baton Rouge Airport	4.12%	Fixed	3/2018	9,635	9,800
Fairmont Sonoma Mission Inn & Spa (b)	4.13%	Variable	7/2018	44,000	44,000
Sheraton Austin Hotel at the Capitol	3.96%	Fixed	6/2019	67,000	—
Marriott Boca Raton at Boca Center (b) (e)	3.40%	Variable	7/2019	34,000	—
Hilton Garden Inn New Orleans French Quarter/CBD	5.30%	Fixed	7/2019	10,793	10,942
Marriott Sawgrass Golf Resort and Spa (b) (f)	4.00%	Variable	11/2019	66,700	—
Staybridge Suites Savannah Historic District	4.70%	Fixed	11/2019	14,850	—
Hutton Hotel Nashville	5.25%	Fixed	7/2020	44,000	44,000
Renaissance Chicago Downtown Hotel	4.71%	Fixed	1/2021	90,000	90,000
Courtyard Times Square West	4.62%	Fixed	6/2021	56,000	—
Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center	3.80%	Fixed	7/2021	53,000	—
Marriott Kansas City Country Club Plaza	4.42%	Fixed	12/2021	38,500	—
Holiday Inn Manhattan 6th Ave Chelsea	4.49%	Fixed	6/2023	80,000	80,000
Hyatt Place Austin Downtown	4.88%	Fixed	4/2024	56,500	—
Marriott Raleigh City Center (g)	4.61%	Fixed	9/2038	51,500	51,500
				$969,594	$563,058
___________

(a)
The mortgage loans secured by Hampton Inn Boston Braintree, Hawks Cay Resort, Sanderling Resort and Courtyard San Diego Mission Valley each have two one-year extension options. All of these extensions are subject to certain conditions. The maturity dates in the table do not reflect extension options.

(b)
These mortgage loans have variable interest rates, which have effectively been capped or converted to fixed rates through the use of interest rate caps or swaps (Note 8). The interest rates presented for these mortgage loans reflect the rate in effect at December 31, 2014 through the use of an interest rate cap or swap, when applicable.

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

(d)
The mortgage loan secured by Courtyard Pittsburgh Shadyside has a one-year extension option. The extension is subject to certain conditions. The maturity date in the table does not reflect the extension option.

(e)	Total mortgage financing commitment is up to $41.0 million, with the difference between the commitment and the carrying amount available for renovation draws.

(f)	Total mortgage financing commitment is up to $78.0 million, with the difference between the commitment and the carrying amount available for renovation draws.

CWI 2014 10-K – 73

Notes to Consolidated Financial Statements

(g)	The mortgage loan includes a call option by the lender, with the earliest repayment date being September 1, 2018.

Financing Activity During 2014

In connection with our 2014 Acquisitions (Note 4), we obtained new non-recourse mortgage financings totaling $408.6 million with a weighted-average annual interest rate and term of 4.2% and 6.3 years, respectively. We capitalized $3.7 million of deferred financing costs related to these loans.

We also drew down a total of $0.3 million on existing mortgage loans for renovations at two hotels.

Financing Activity During 2013

In connection with our 2013 Acquisitions (Note 4), we obtained new non-recourse mortgage financings totaling $472.1 million with a weighted-average annual interest rate and term of 4.7% and 8.2 years, respectively. We capitalized $5.3 million of deferred financing costs related to these loans.

Deferred Financing Costs

Deferred financing costs represent costs to obtain mortgage financing. We amortize these charges over the term of the related mortgage using a method that approximates the effective interest method. At December 31, 2014 and 2013, the unamortized balance of our deferred financing costs was $7.7 million and $5.7 million, respectively, and is included in Other assets in the consolidated financial statements. During 2014 and 2013, we recognized amortization expense related to these arrangements of $1.7 million and $0.8 million, respectively, within Interest expense in the consolidated financial statements.

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

Pursuant to our mortgage loan agreements, our wholly-owned subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage ratios. At December 31, 2014, we were in compliance with the applicable covenants for each of our mortgage loans.

Scheduled Debt Principal Payments

Scheduled debt principal payments during each of the next five calendar years following December 31, 2014 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2015	$31,889
2016	85,654
2017	97,544
2018	160,221
2019	197,063
Thereafter through 2038	397,268
969,639
Fair market value adjustment (a)	(45)
Total	$969,594
___________

(a)
Represents the unamortized fair market value adjustment recorded as of December 31, 2014 in connection with the assumption of the Lake Arrowhead Resort and Spa mortgage loan as part of the acquisition of that hotel in July 2012.

CWI 2014 10-K – 74

Notes to Consolidated Financial Statements

Note 10. Commitments and Contingencies

At December 31, 2014, we were not involved in any material litigation. Various claims and lawsuits may arise against us in the normal course of business, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position or results of operations.

Renovation Commitments

Certain of our hotel franchise and loan agreements require us to make planned renovations to our hotels (Note 4). We do not currently expect to, and are not obligated to, fund any planned renovations on our Unconsolidated Hotels. The following table summarizes our capital commitments related to our Consolidated Hotels (in thousands):

	December 31,
	2014	2013
Capital commitments (a)	$100,600	$47,120
Less: paid	(16,363)	(4,526)
Unpaid commitments	84,237	42,594
Less: amount held in escrow	(44,080)	(34,939)
Unfunded commitments	$40,157	$7,655
___________

(a)	Represents capital commitments for hotels with unpaid commitments at the end of the respective period.

At December 31, 2013, ten hotels were either undergoing renovation or in the planning stage of renovation, of which six were substantially completed during the year ended December 31, 2014. During the year ended December 31, 2014, we committed to renovations totaling $52.6 million at six hotels and an additional $9.6 million at a hotel currently undergoing renovation.

At December 31, 2014, ten hotels were either undergoing renovation or in the planning stage of renovation and as of the date of this Report, we currently expect that five will be completed during the first half of 2015, two will be completed during the second half of 2015 and the remainder will be completed during the first half of 2016. At December 31, 2014, $18.3 million of our unfunded commitments is expected to be funded by future renovation draws on the related mortgage loan and the remainder is expected to be funded through our cash accounts.

Ground Lease Commitments

We have three hotels that are subject to ground leases, each as described below.

The first hotel is subject to a long-term ground lease that expires on June 30, 2087. The ground lease provides for rental payments consisting of base rent and percentage rent. Base rent increases 3% annually until lease expiration. In 2018, and at ten-year intervals thereafter, the base rent will be reset to an amount equal to the greater of the then-current base rent and a percentage of the then-market value of the land, as defined in the lease agreement. Percentage rent is 2% of gross room revenue, as defined in the lease agreement.

The second hotel is subject to a long-term ground lease that expires on January 22, 2106. The lease provides for an annual base rent of less than $0.1 million, payable monthly. At the end of the lease term, we have the option to purchase the land for a purchase price equal to the fair market value, as defined by the lease agreement.

The third hotel is subject to a long-term ground lease that expires on April 30, 2099. The ground lease provides for rental payments consisting of base rent and percentage rent. Commencing in January 2015, base rent will increase by an amount equal to the greater of 2% times the previous year’s base rent or a contractual increase indexed to the change in the U.S. Consumer Price Index. On January 1 of both the 30th and 50th lease year, base rent will be reset to an amount equal to the greater of the then current base rent and 2% of the then market value of the land, as defined in the lease agreement. Percentage rent, as defined in the lease agreement, will only be paid if and when gross revenue, as defined in the lease agreement, exceeds $23.5 million for any given year.

CWI 2014 10-K – 75

Notes to Consolidated Financial Statements

Scheduled future minimum ground lease payments during each of the next five calendar years following December 31, 2014, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2015	$3,041
2016	3,110
2017	3,181
2018	3,254
2019	3,328
Thereafter through 2106	658,003
Total	$673,917

For the years ended December 31, 2014 and 2013, we recorded rent expense of $2.9 million and less than $0.1 million, respectively, inclusive of percentage rents of $0.7 million and less than $0.1 million, respectively, related to these ground leases, which are included in Property taxes, insurance and rent in the consolidated financial statements. No such rent expense was recorded during the year ended December 31, 2012.

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

	Years Ended December 31,
	2014	2013	2012
Ordinary income	$0.0135	$—	$—
Capital gain	—	0.3347	—
Return of capital	0.5365	0.1653	0.4489
Total distributions paid	$0.5500	$0.5000	$0.4489

In connection with the calculation of our NAV, in December 2013, we declared a special stock dividend where stockholders of record as of the close of business on December 16, 2013 received 0.1375 shares of our common stock for each share owned. These shares were issued on December 19, 2013.

Our board of directors declared a fourth quarter 2014 daily distribution of $0.0014945 per share, payable in cash, which was paid on January 15, 2015 to stockholders of record on each day during the quarter, in the amount of $14.9 million.

Note 12. Share-Based Payments

We maintain the 2010 Equity Incentive Plan, which authorizes the issuance of shares of our common stock to our officers and officers and employees of our subadvisor, who perform services on our behalf, and to non-director members of the investment committee through stock-based awards. The 2010 Equity Incentive Plan provides for the grant of RSUs and dividend equivalent rights. We also maintain the Directors Incentive Plan — 2010 Incentive Plan, which authorizes the issuance of shares of our common stock to our independent directors. The Directors Incentive Plan — 2010 Incentive Plan provides for the grant of RSUs and dividend equivalent rights. A maximum of 4,000,000 awards may be granted, in the aggregate, under these two plans, of which 3,852,315 shares remain available for future grants at December 31, 2014.

CWI 2014 10-K – 76

Notes to Consolidated Financial Statements

A summary of the RSU activity for the years ended December 31, 2014, 2013 and 2012 follows:

	RSU Awards
		Weighted-Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2012	34,500	$10.00
Granted (a)	33,700	10.00
Vested (b)	(15,498)	10.00
Nonvested at January 1, 2013	52,702	$10.00
Granted (a) (c)	54,175	10.00
Vested (b)	(19,065)	10.00
Forfeited	(45,002)	10.00
Nonvested at January 1, 2014	42,810	$10.00
Granted (a)	68,000	10.00
Vested (b)	(33,811)	10.00
Forfeited	(5,688)	10.00
Nonvested at December 31, 2014 (d)	71,311	$10.00
___________

(a)
Includes 50,000, 45,000 and 29,700 RSUs issued to employees of our subadvisor during the years ended December 31, 2014, 2013 and 2012, respectively, and 18,000, 4,000 and 4,000 RSUs issued to our independent directors during the years ended December 31, 2014, 2013 and 2012, respectively.

(b)
RSUs issued to employees of our subadvisor generally vest over three years, subject to continued employment, and RSUs issued to independent directors vested immediately. The total fair value of shares vested during the years ended December 31, 2014, 2013 and 2012 was $0.3 million, $0.2 million and $0.2 million, respectively.

(c)	Includes 5,175 RSUs issued to employees of our subadvisor in connection with a special stock distribution issued on December 19, 2013.

(d)
We currently expect to recognize compensation expense totaling approximately $0.5 million over the vesting period. The awards to employees of our subadvisor had a weighted-average remaining contractual term of two years at December 31, 2014.

For the years ended December 31, 2014, 2013 and 2012, we recognized share based payment expense of $0.4 million, $0.2 million and $0.2 million, respectively, associated with our awards. We have not recognized any income tax benefit in earnings for our share-based payment arrangements since the inception of our plans.

Note 13. Income Taxes

As a REIT, we are permitted to own lodging properties but are prohibited from operating these properties. In order to comply with applicable REIT qualification rules, we enter into leases for each of our lodging properties with TRS lessees. The TRS lessees in turn contract with independent hotel management companies that manage day-to-day operations of our hotels under the oversight of our subadvisor.

CWI 2014 10-K – 77

Notes to Consolidated Financial Statements

The components of our income tax provision for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Federal
Current	$3,809	$1,102	$311
Deferred	(771)	(280)	(44)
	3,038	822	267

State and Local
Current	1,099	368	84
Deferred	(291)	(24)	(7)
	808	344	77
Total Provision	$3,846	$1,166	$344

Deferred income taxes at December 31, 2014 and 2013 consist of the following (in thousands):

	At December 31,
	2014	2013
Deferred Tax Assets
Key money liability	$1,287	$—
Accrued vacation payable and deferred rent	861	649
Net operating losses	826	—
Gift card liability	264	—
Other	286	—
Total deferred income taxes	3,524	649
Valuation allowance	(805)	(294)
Total deferred tax assets	2,719	355
Deferred Tax Liabilities
Villa rental management agreement	(630)	—
Other	(236)	—
Total deferred tax liabilities	(866)	—
Net Deferred Tax Asset	$1,853	$355

A reconciliation of the provision for income taxes with the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the periods presented is as follows (dollars in thousands):

	Years Ended December 31,
	2014		2013		2012
Pre-tax income from taxable subsidiaries	$8,275		$1,414		$836
Federal provision at statutory tax rate	2,813	34.0%	495	35.0%	293	35.0%
State and local taxes, net of federal benefit	280	3.4%	216	15.3%	44	5.2%
Valuation allowance	511	6.2%	294	20.8%	—	—%
Other	178	2.2%	20	1.3%	1	0.2%
Tax provision — taxable subsidiaries	3,782	45.8%	1,025	72.4%	338	40.4%
Other state and local taxes	64		141		6
Total provision	$3,846		$1,166		$344

We had no unrecognized tax benefits at December 31, 2014 and 2013.

At December 31, 2014 and 2013, we had federal net operating losses of $2.1 million and $0.6 million, respectively, and associated deferred tax assets before valuation allowances of $0.8 million and $0.3 million, respectively. Our net operating losses begin expiring in 2033. Certain state jurisdictions may limit the full utilization of net operating losses. Management determined that at December 31, 2014 and 2013, $0.6 million and $0.3 million, respectively, of our deferred tax assets related

CWI 2014 10-K – 78

Notes to Consolidated Financial Statements

to net operating losses did not meet the recognition requirements set forth in the accounting guidance for income taxes and established valuation allowances in these amounts.

Our tax returns are subject to audit by taxing authorities. The statute of limitations varies by jurisdiction and ranges from three to four years. Such audits can often take years to complete and settle. The tax years 2011 through 2014 remain open to examination by the major taxing jurisdictions to which we are subject.

Note 14. Selected Quarterly Financial Data (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2014 (a)	June 30, 2014 (a)	September 30, 2014 (a)	December 31, 2014 (a)
Revenues	$59,685	$86,857	$97,131	$104,406
Operating expenses	61,237	89,055	85,878	104,693
Net loss	(8,786)	(11,938)	(464)	(12,532)
Loss (income) attributable to noncontrolling interests	212	(188)	3,294	(2,330)
Net (loss) income attributable to CWI stockholders	$(8,574)	$(12,126)	$2,830	$(14,862)
Basic and diluted (loss) earnings per share attributable to CWI stockholders (a)	$(0.13)	$(0.16)	$0.03	$(0.14)
Basic and diluted distributions declared per share	$0.1375	$0.1375	$0.1375	$0.1375

	Three Months Ended
	March 31, 2013 (a)	June 30, 2013 (a)	September 30, 2013 (a)	December 31, 2013 (a)
Revenue	$11,299	$21,015	$41,014	$48,895
Operating expenses	16,736	24,115	39,890	56,650
Net loss	(6,853)	(5,585)	(3,506)	(14,455)
(Income) loss attributable to noncontrolling interests	(90)	168	451	(2,036)
Net loss attributable to CWI stockholders	$(6,943)	$(5,417)	$(3,055)	$(16,491)
Basic and diluted loss per share attributable to CWI stockholders (a)	$(0.24)	$(0.14)	$(0.05)	$(0.24)
Basic and diluted distributions declared per share	$0.1500	$0.1500	$0.1500	$0.1375
___________

(a)
The sum of the quarterly Basic and diluted loss per share does not agree to the annual Loss per share for 2014 and 2013 as a result of the issuance of common stock from our initial public offering and follow-on offering, which terminated on September 15, 2013 and December 31, 2014, respectively. Additionally, our results are not comparable year over year because of hotel acquisitions in 2013 and 2014.

Note 15. Subsequent Events

On February 12, 2015, we acquired the Westin Minneapolis for $66.4 million and, in connection with this acquisition, obtained a non-recourse mortgage loan of $43.5 million. The 214-room full-service hotel is located in Minneapolis, Minnesota. The hotel will continue to be managed by HEI Hotels & Resorts.

It was not practicable to disclose the preliminary purchase price allocation or consolidated pro forma financial information for this transaction given the short period of time between the acquisition dates and the issuance of this Report.

CWI 2014 10-K – 79

CAREY WATERMARK INVESTORS INCORPORATED
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2014, 2013, and 2012
(in thousands)

Description	Balance at Beginning of Year	Other Additions	Deductions	Balance at End of Year
Year Ended December 31, 2014
Valuation reserve for deferred tax assets	$294	$638	$(127)	$805

Year Ended December 31, 2013
Valuation reserve for deferred tax assets	$—	$294	$—	$294

Year Ended December 31, 2012
Valuation reserve for deferred tax assets	$—	$—	$—	$—

CWI 2014 10-K – 80

CAREY WATERMARK INVESTORS INCORPORATED
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014
(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (a)	Decrease In Net Investments	Gross Amount at which Carried at Close of Period (b)						Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total	Accumulated Depreciation (b)	Date of Construction	Date Acquired

Hotel in Braintree, MA	$9,500	$1,516	$10,626	$1,048	$—	$1,516	$11,674	$13,190	$872	2001	May 2012	4 ‒ 40 yrs.
Hotel in New Orleans, LA	10,793	1,539	15,223	1,627	—	1,539	16,850	18,389	1,282	2004	Jun. 2012	4 ‒ 40 yrs.
Hotel in Lake Arrowhead, CA	17,955	4,300	17,990	3,612	—	4,300	21,602	25,902	2,094	1982	Jul. 2012	4 ‒ 40 yrs.
Hotel in San Diego, CA	50,420	16,200	65,452	99	—	16,200	65,551	81,751	3,595	1971	Dec. 2012	4 ‒ 40 yrs.
Hotel in Atlanta, GA	13,371	3,062	13,627	108	—	3,062	13,735	16,797	664	1930	Feb. 2013	4 ‒ 40 yrs.
Hotel in Baton Rouge, LA	9,635	2,400	11,558	172	—	2,400	11,730	14,130	626	2004	Feb. 2013	4 ‒ 40 yrs.
Hotel in Birmingham, AL	9,241	2,634	11,809	52	—	2,634	11,861	14,495	617	1994	Feb. 2013	4 ‒ 40 yrs.
Hotel in Frisco, TX	9,045	2,445	12,877	863	—	2,445	13,740	16,185	700	2003	Feb. 2013	4 ‒ 40 yrs.
Hotel in Memphis, TN	21,584	5,509	23,645	305	—	5,509	23,950	29,459	1,176	1999	Feb. 2013	4 ‒ 40 yrs.
Hotel in Pittsburgh, PA	21,000	3,515	25,833	1,107	—	3,515	26,940	30,455	1,318	2003	Mar. 2013	4 ‒ 40 yrs.
Hotel in Nashville, TN	44,000	7,850	60,220	256	—	7,850	60,476	68,326	2,437	1961	May 2013	4 ‒ 40 yrs.
Hotel in New York, NY	80,000	30,023	81,398	511	—	30,023	81,909	111,932	3,251	2008	Jun. 2013	4 ‒ 40 yrs.
Hotel in Sonoma, CA	44,000	17,657	66,720	45	(127)	17,657	66,638	84,295	2,784	1927	Jul. 2013	4 ‒ 40 yrs.
Hotel in Raleigh, NC	51,500	—	68,446	1,903	(40)	—	70,309	70,309	2,470	2008	Aug. 2013	4 ‒ 40 yrs.
Hotel in Duck Key, FL	79,000	25,800	73,150	3,507	—	25,800	76,657	102,457	2,185	1960	Oct. 2013	4 ‒ 40 yrs.
Hotel in Chicago, IL	90,000	—	132,198	852	—	—	133,050	133,050	3,459	1991	Dec. 2013	4 ‒ 40 yrs.
Hotel in Austin, TX	56,500	9,100	73,700	—	—	9,100	73,700	82,800	1,382	2013	Apr. 2014	4 ‒ 40 yrs.
Hotel in New York, NY	56,000	—	87,438	32	—	—	87,470	87,470	1,305	2013	May 2014	4 ‒ 40 yrs.
Hotel in Austin, TX	67,000	18,210	78,703	7	—	18,210	78,710	96,920	1,164	1986	May 2014	4 ‒ 40 yrs.
Hotel in Boca Raton, FL	34,000	11,500	46,149	5	—	11,500	46,154	57,654	638	1987	Jun. 2014	4 ‒ 40 yrs.
Hotel in Denver, CO	53,000	5,662	71,598	12	—	5,662	71,610	77,272	933	2013	Jun. 2014	4 ‒ 40 yrs.
Hotel in Ponte Vedra Beach, FL	66,700	26,400	94,375	—	—	26,400	94,375	120,775	571	1987	Oct. 2014	4 ‒ 40 yrs.
Hotel in Duck, NC	22,000	9,800	23,677	—	—	9,800	23,677	33,477	103	1985	Oct. 2014	4 ‒ 40 yrs.
Hotel in Savannah, GA	14,850	4,300	17,753	—	—	4,300	17,753	22,053	74	2006	Oct. 2014	4 ‒ 40 yrs.
Hotel in Kansas City, MO	38,500	5,100	48,748	—	—	5,100	48,748	53,848	146	1987	Nov. 2014	4 ‒ 40 yrs.
	$969,594	$214,522	$1,232,913	$16,123	$(167)	$214,522	$1,248,869	$1,463,391	$35,846
___________

(a)	Consists of the cost of improvements subsequent to acquisition and acquisition costs, including construction costs primarily for renovations pursuant to our contractual obligations.

(b)	A reconciliation of hotels and accumulated depreciation follows:

CWI 2014 10-K – 81

CAREY WATERMARK INVESTORS INCORPORATED
NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

	Reconciliation of Hotels
	Years Ended December 31,
	2014	2013	2012
Beginning balance	$821,551	$133,010	$—
Additions	632,046	682,376	132,846
Improvements	9,794	6,165	164
Ending balance	$1,463,391	$821,551	$133,010

	Reconciliation of Accumulated Depreciation for Hotels
	Years Ended December 31,
	2014	2013	2012
Beginning balance	$10,550	$839	$—
Depreciation expense	25,296	9,711	839
Ending balance	$35,846	$10,550	$839

At December 31, 2014, the aggregate cost of real estate that we and our consolidated subsidiaries own for federal income tax purposes was approximately $1.6 billion.

CWI 2014 10-K – 82

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2014 at a reasonable level of assurance.

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

We assessed the effectiveness of our internal control over financial reporting at December 31, 2014. In making this assessment, we used criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, at December 31, 2014, our internal control over financial reporting is effective based on those criteria.

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

CWI 2014 10-K – 83

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 11. Executive Compensation.

This information will be contained in our definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in our definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 14. Principal Accounting Fees and Services.

This information will be contained in our definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

CWI 2014 10-K – 84

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) and (2) - Financial statements - see index to our consolidated financial statements included in Item 8.

Other Financial Statements:
Financial Statements of CWI-HRI French Quarter Hotel Property, LLC and Subsidiary
Financial Statements of LBHP – Ensemble Partners, LLC
Financial Statements of CWI AM Atlanta Perimeter Hotel, LLC

(3)         Exhibits:

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment and Restatement of Carey Watermark Investors Incorporated	Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

3.2	Bylaws of Carey Watermark Investors Incorporated filed on March 26, 2008	Incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-11 (File No. 333-149899) filed on March 26, 2008

4.1	Amended and Restated Distribution Reinvestment and Stock Purchase Plan	Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3D filed on February 11, 2015

10.1	Advisory Agreement dated September 15, 2010, between Carey Watermark Investors Incorporated, CWI OP, LP, and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.2	Agreement of Limited Partnership of CWI OP, LP dated September 15, 2010 by and between Carey Watermark Investors Incorporated and Carey Watermark Holdings, LLC	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.3	Dealer Manager Agreement dated December 20, 2013, between Carey Watermark Investors Incorporated and Carey Financial, LLC	Incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K (File No. 001-13779) filed by W. P. Carey Inc. on March 3, 2014

10.4	Form of Selected Dealer Agreement by and between Carey Financial, LLC and the selected dealers named therein from time to time	Incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-11 (File No. 333-191913) filed on December 17, 2013

10.5	2010 Equity Incentive Plan	Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.6	Indemnification Agreement dated September 15, 2010, between Carey Watermark Investors Incorporated and CWA, LLC	Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.7	Form of Indemnification Agreement between Carey Watermark Investors Incorporated and its directors and executive officers	Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.8	Carey Watermark Investors Incorporated Directors’ Incentive Plan - 2010 Equity Incentive Plan	Incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2010 filed March 18, 2011

CWI 2014 10-K – 85

Exhibit No.	Description	Method of Filing

10.10	Amended and Restated Limited Liability Company Operating Agreement of Long Beach Hotel Properties, LLC dated as of May 2, 2011 by and between CWI Long Beach Hotels, LLC and LBHP-Ensemble Partners LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 11, 2011

10.11	Form of Restricted Stock Unit Award Agreement	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed May 13, 2011

10.12	Limited Liability Company Operating Agreement of CWI-HRI French Quarter Hotel Property, LLC dated September 2, 2011 by and between CWI New Orleans Hotel, LLC and Guitar Partners LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 12, 2011

10.13	Purchase and Sale Agreement, dated as of March 19, 2012, by and between NMG-Braintree, LLC and CWI Braintree Hotel, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 6, 2012

10.14	Limited Liability Company Operating Agreement of CWI-HRI New Orleans CBD Hotel, LLC dated as of June 8, 2012, by and between CWI New Orleans CBD Hotel, LLC and Eleventh Floor Lodging, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 14, 2012

10.15	Contribution Agreement, dated as of July 9, 2012, by and between CWI Lake Arrowhead Resort, LLC and Fulton Village Green Investors, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 13, 2012

10.16	Limited Liability Company Operating Agreement of CWI-AM Atlanta Perimeter Hotel, LLC, dated as of October 3, 2012, by and between CWI Atlanta Perimeter Hotel, LLC and the Arden-Marcus Perimeter LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 10, 2012

10.17	Purchase and Sale Agreement and Escrow Instructions between Gaslamp Holdings, LLC and CWI Mission Valley Hotel, LLC, dated October 16, 2012	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 12, 2012

10.18	Purchase and Sale Agreement between FWH Birmingham Colonnade, LLC and CWI Birmingham Hotel, LLC dated as of December 7, 2012	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 21, 2013

10.19	First Amendment to Purchase and Sale Agreement between FWH Birmingham Colonnade, LLC and CWI Birmingham Hotel, LLC dated as of January 4, 2013	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on February 21, 2013

10.20	Purchase and Sale Agreement between FWH Legacy Park Frisco, LLC and CWI Legacy Park Hotel, LLC dated as of December 7, 2012	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on February 21, 2013

CWI 2014 10-K – 86

Exhibit No.	Description	Method of Filing
10.21	First Amendment to Purchase and Sale Agreement between FWH Legacy Park Frisco, LLC and CWI Legacy Park Hotel, LLC dated as of January 4, 2013	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on February 21, 2013

10.22	Second Amendment to Purchase and Sale Agreement between FWH Legacy Park Frisco, LLC and CWI Legacy Park Hotel, LLC dated as of January 9, 2013	Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on February 21, 2013

10.23	Purchase and Sale Agreement between FWH Atlanta Downtown, LLC and CWI Atlanta Downtown Hotel, LLC dated as of December 7, 2012	Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on February 21, 2013

10.24	First Amendment to Purchase and Sale Agreement between FWH Atlanta Downtown, LLC and CWI Atlanta Downtown Hotel, LLC dated as of January 4, 2013	Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed on February 21, 2013

10.25	Purchase and Sale Agreement between FWH Memphis Beale Street, LLC and CWI Beale Street Hotel, LLC dated as of December 7, 2012	Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed on February 21, 2013

10.26	First Amendment to Purchase and Sale Agreement between FWH Memphis Beale Street, LLC and CWI Beale Street Hotel, LLC dated as of January 4, 2013	Incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed on February 21, 2013

10.27	Purchase and Sale Agreement between FWH Baton Rouge, LLC and CWI Baton Rouge Hotel, LLC dated as of December 7, 2012	Incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K filed on February 21, 2013

10.28	First Amendment to Purchase and Sale Agreement between FWH Baton Rouge, LLC and CWI Baton Rouge Hotel, LLC dated as of January 4, 2013	Incorporated by reference to Exhibit 10.11 to Current Report on Form 8-K filed on February 21, 2013

10.29	Purchase and Sale Agreement by and among Moody National CY Shadyside S, LLC, Moody National CY Shadyside MT, LLC and CWI Shadyside Hotel, LLC dated as of January 30, 2013	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 18, 2013

10.30	First Amendment to Purchase and Sale Agreement by and among Moody National CY Shadyside S, LLC, Moody National CY Shadyside MT, LLC and CWI Shadyside Hotel, LLC dated as of February 14, 2013	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 18, 2013

10.31
Reinstatement and Second Amendment to Purchase and Sale Agreement by and among Moody National CY Shadyside S, LLC, Moody National CY Shadyside MT, LLC and CWI Shadyside Hotel, LLC dated as of February 27, 2013
Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on March 18, 2013

10.32	Purchase and Sale Agreement, by and among 1808 West End Owner, LLC, 1808 West End Operating, LLC and CWI Nashville Hotel, LLC dated as of May 9, 2013	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 4, 2013

CWI 2014 10-K – 87

Exhibit No.	Description	Method of Filing
10.33	Purchase and Sale Agreement, dated as of April 16, 2013, by and among MMG-26 LLC and CWI Chelsea Hotel, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 12, 2013

10.34	First Amendment to Agreement of Purchase and Sale, dated as of May 10, 2013, by and between MMG-26 LLC and CWI Chelsea Hotel, LLC	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on June 12, 2013

10.35	Second Amendment to Agreement of Purchase and Sale, dated as of May 15, 2013, by and between MMG-26 LLC and CWI Chelsea Hotel, LLC	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on June 12, 2013

10.36	Third Amendment to Agreement of Purchase and Sale, dated as of May 23, 2013, by and between MMG-26 LLC and CWI Chelsea Hotel, LLC	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on June 12, 2013

10.37	Fourth Amendment to Agreement of Purchase and Sale, dated as of May 29, 2013, by and between MMG-26 LLC and CWI Chelsea Hotel, LLC	Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on June 12, 2013

10.38	Limited Liability Company Operating Agreement of CWI-Fairmont Sonoma Hotel, LLC, by and between CWI Sonoma Hotel, LLC and Fairmont Hotels and Resorts (Maryland) LLC, dated as of July 10, 2013	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 16, 2013

10.39	Purchase and Sale Agreement, dated as of May 29, 2013, by and between Noble Raleigh Associates, LLC and CWI Raleigh Hotel, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 19, 2013

10.40	First Amendment to Purchase and Sale Agreement, dated as of June 3, 2013, by and between Noble Raleigh Associates, LLC and CWI Raleigh Hotel, LLC	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 19, 2013

10.41	Letter Agreement, dated as of June 19, 2013, by and between Noble Raleigh Associates, LLC and CWI Raleigh Hotel, LLC	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on August 19, 2013

10.42	Second Amendment to Purchase and Sale Agreement, dated as of June 27, 2013, by and between Noble Raleigh Associates, LLC and CWI Raleigh Hotel, LLC	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on August 19, 2013

10.43	Purchase and Sale Agreement, dated as of August 16, 2013, by and between BH/NV Hawks Cay Property Holdings, LLC and CWI Keys Hotel, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 29, 2013

10.44	Letter Agreement to Purchase and Sale Agreement, dated as of August 29, 2013, by and between BH/NV Hawks Cay Property Holdings, LLC and CWI Keys Hotel, LLC	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 29, 2013

10.45	First Amendment to Purchase and Sale Agreement, dated as of September 25, 2013, by and between BH/NV Hawks Cay Property Holdings, LLC and CWI Keys Hotel, LLC	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on October 29, 2013

CWI 2014 10-K – 88

Exhibit No.	Description	Method of Filing
10.46	Purchase and Sale Agreement, dated as of November 25, 2013, by and between WSRH Chicago, L.L.C. and CWI Chicago Hotel, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 24, 2013

10.47	First Amendment to Purchase and Sale Agreement, dated as of December 12, 2013, by and between WSRH Chicago, L.L.C. and CWI Chicago Hotel, LLC	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on December 24, 2013

10.48	First Amendment to Advisory Agreement, dated as of January 24, 2014, by and among Carey Watermark Investors Incorporated, CWI OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-K filed on March 17, 2014

21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

23.2	Consent of Pailet, Meunier and LeBlanc, L.L.P.	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Financial Statements of CWI-HRI French Quarter Hotel Property, LLC and Subsidiary	Filed herewith

99.2	Financial Statements of LBHP - Ensemble Partners, LLC	Filed herewith

99.3	Financial Statements of AM Atlanta Perimeter Hotel, LLC	Filed herewith

99.4	Subadvisory Agreement dated September 15, 2010 by and between Carey Lodging Advisors, LLC and CWA, LLC	Incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-11 (File No. 333-191913) filed on December 17, 2013

101
The following materials from Carey Watermark Investors Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and 2013, (ii) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Equity for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (vi) Notes to Consolidated Financial Statements, (vii)  Schedule II — Valuation and Qualifying Accounts, (viii) Schedule III — Real Estate and Accumulated Depreciation, and (ix) Notes to Schedule III.
Filed herewith

CWI 2014 10-K – 89

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors Incorporated
Date:	March 12, 2015
		By:	/s/ Michael G. Medzigian
Michael G. Medzigian
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael G. Medzigian	Chief Executive Officer and Director	March 12, 2015
Michael G. Medzigian	(Principal Executive Officer)

/s/ Catherine D. Rice	Chief Financial Officer	March 12, 2015
Catherine D. Rice	(Principal Financial Officer)

/s/ Hisham A. Kader	Chief Accounting Officer	March 12, 2015
Hisham A. Kader	(Principal Accounting Officer)

/s/ Trevor P. Bond	Director	March 12, 2015
Trevor P. Bond

/s/ Charles S. Henry	Director	March 12, 2015
Charles S. Henry

/s/ Michael D. Johnson	Director	March 12, 2015
Michael D. Johnson

/s/ Robert E. Parsons, Jr.	Director	March 12, 2015
Robert E. Parsons, Jr.

/s/ William H. Reynolds, Jr.	Director	March 12, 2015
William H. Reynolds, Jr.

CWI 2014 10-K – 90

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment and Restatement of Carey Watermark Investors Incorporated	Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

3.2	Bylaws of Carey Watermark Investors Incorporated filed on March 26, 2008	Incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-11 (File No. 333-149899) filed on March 26, 2008

4.1	Amended and Restated Distribution Reinvestment and Stock Purchase Plan	Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3D filed on February 11, 2015

10.1	Advisory Agreement dated September 15, 2010, between Carey Watermark Investors Incorporated, CWI OP, LP, and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.2	Agreement of Limited Partnership of CWI OP, LP dated September 15, 2010 by and between Carey Watermark Investors Incorporated and Carey Watermark Holdings, LLC	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.3	Dealer Manager Agreement dated December 20, 2013, between Carey Watermark Investors Incorporated and Carey Financial, LLC	Incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K (File No. 001-13779) filed by W. P. Carey Inc. on March 3, 2014

10.4	Form of Selected Dealer Agreement by and between Carey Financial, LLC and the selected dealers named therein from time to time	Incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-11 (File No. 333-191913) filed on December 17, 2013

10.5	2010 Equity Incentive Plan	Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.6	Indemnification Agreement dated September 15, 2010, between Carey Watermark Investors Incorporated and CWA, LLC	Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.7	Form of Indemnification Agreement between Carey Watermark Investors Incorporated and its directors and executive officers	Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.8	Carey Watermark Investors Incorporated Directors’ Incentive Plan - 2010 Equity Incentive Plan	Incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2010 filed March 18, 2011

10.10	Amended and Restated Limited Liability Company Operating Agreement of Long Beach Hotel Properties, LLC dated as of May 2, 2011 by and between CWI Long Beach Hotels, LLC and LBHP-Ensemble Partners LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 11, 2011

Exhibit No.	Description	Method of Filing
10.11	Form of Restricted Stock Unit Award Agreement	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed May 13, 2011

10.12	Limited Liability Company Operating Agreement of CWI-HRI French Quarter Hotel Property, LLC dated September 2, 2011 by and between CWI New Orleans Hotel, LLC and Guitar Partners LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 12, 2011

10.13	Purchase and Sale Agreement, dated as of March 19, 2012, by and between NMG-Braintree, LLC and CWI Braintree Hotel, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 6, 2012

10.14	Limited Liability Company Operating Agreement of CWI-HRI New Orleans CBD Hotel, LLC dated as of June 8, 2012, by and between CWI New Orleans CBD Hotel, LLC and Eleventh Floor Lodging, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 14, 2012

10.15	Contribution Agreement, dated as of July 9, 2012, by and between CWI Lake Arrowhead Resort, LLC and Fulton Village Green Investors, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 13, 2012

10.16	Limited Liability Company Operating Agreement of CWI-AM Atlanta Perimeter Hotel, LLC, dated as of October 3, 2012, by and between CWI Atlanta Perimeter Hotel, LLC and the Arden-Marcus Perimeter LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 10, 2012

10.17	Purchase and Sale Agreement and Escrow Instructions between Gaslamp Holdings, LLC and CWI Mission Valley Hotel, LLC, dated October 16, 2012	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 12, 2012

10.18	Purchase and Sale Agreement between FWH Birmingham Colonnade, LLC and CWI Birmingham Hotel, LLC dated as of December 7, 2012	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 21, 2013

10.19	First Amendment to Purchase and Sale Agreement between FWH Birmingham Colonnade, LLC and CWI Birmingham Hotel, LLC dated as of January 4, 2013	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on February 21, 2013

10.20	Purchase and Sale Agreement between FWH Legacy Park Frisco, LLC and CWI Legacy Park Hotel, LLC dated as of December 7, 2012	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on February 21, 2013

10.21	First Amendment to Purchase and Sale Agreement between FWH Legacy Park Frisco, LLC and CWI Legacy Park Hotel, LLC dated as of January 4, 2013	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on February 21, 2013

10.22	Second Amendment to Purchase and Sale Agreement between FWH Legacy Park Frisco, LLC and CWI Legacy Park Hotel, LLC dated as of January 9, 2013	Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on February 21, 2013

Exhibit No.	Description	Method of Filing
10.23	Purchase and Sale Agreement between FWH Atlanta Downtown, LLC and CWI Atlanta Downtown Hotel, LLC dated as of December 7, 2012	Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on February 21, 2013

10.24	First Amendment to Purchase and Sale Agreement between FWH Atlanta Downtown, LLC and CWI Atlanta Downtown Hotel, LLC dated as of January 4, 2013	Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed on February 21, 2013

10.25	Purchase and Sale Agreement between FWH Memphis Beale Street, LLC and CWI Beale Street Hotel, LLC dated as of December 7, 2012	Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed on February 21, 2013

10.26	First Amendment to Purchase and Sale Agreement between FWH Memphis Beale Street, LLC and CWI Beale Street Hotel, LLC dated as of January 4, 2013	Incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed on February 21, 2013

10.27	Purchase and Sale Agreement between FWH Baton Rouge, LLC and CWI Baton Rouge Hotel, LLC dated as of December 7, 2012	Incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K filed on February 21, 2013

10.28	First Amendment to Purchase and Sale Agreement between FWH Baton Rouge, LLC and CWI Baton Rouge Hotel, LLC dated as of January 4, 2013	Incorporated by reference to Exhibit 10.11 to Current Report on Form 8-K filed on February 21, 2013

10.29	Purchase and Sale Agreement by and among Moody National CY Shadyside S, LLC, Moody National CY Shadyside MT, LLC and CWI Shadyside Hotel, LLC dated as of January 30, 2013	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 18, 2013

10.30	First Amendment to Purchase and Sale Agreement by and among Moody National CY Shadyside S, LLC, Moody National CY Shadyside MT, LLC and CWI Shadyside Hotel, LLC dated as of February 14, 2013	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 18, 2013

10.31
Reinstatement and Second Amendment to Purchase and Sale Agreement by and among Moody National CY Shadyside S, LLC, Moody National CY Shadyside MT, LLC and CWI Shadyside Hotel, LLC dated as of February 27, 2013
Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on March 18, 2013

10.32	Purchase and Sale Agreement, by and among 1808 West End Owner, LLC, 1808 West End Operating, LLC and CWI Nashville Hotel, LLC dated as of May 9, 2013	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 4, 2013

10.33	Purchase and Sale Agreement, dated as of April 16, 2013, by and among MMG-26 LLC and CWI Chelsea Hotel, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 12, 2013

Exhibit No.	Description	Method of Filing

10.34	First Amendment to Agreement of Purchase and Sale, dated as of May 10, 2013, by and between MMG-26 LLC and CWI Chelsea Hotel, LLC	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on June 12, 2013

10.35	Second Amendment to Agreement of Purchase and Sale, dated as of May 15, 2013, by and between MMG-26 LLC and CWI Chelsea Hotel, LLC	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on June 12, 2013

10.36	Third Amendment to Agreement of Purchase and Sale, dated as of May 23, 2013, by and between MMG-26 LLC and CWI Chelsea Hotel, LLC	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on June 12, 2013

10.37	Fourth Amendment to Agreement of Purchase and Sale, dated as of May 29, 2013, by and between MMG-26 LLC and CWI Chelsea Hotel, LLC	Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on June 12, 2013

10.38	Limited Liability Company Operating Agreement of CWI-Fairmont Sonoma Hotel, LLC, by and between CWI Sonoma Hotel, LLC and Fairmont Hotels and Resorts (Maryland) LLC, dated as of July 10, 2013	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 16, 2013

10.39	Purchase and Sale Agreement, dated as of May 29, 2013, by and between Noble Raleigh Associates, LLC and CWI Raleigh Hotel, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 19, 2013

10.40	First Amendment to Purchase and Sale Agreement, dated as of June 3, 2013, by and between Noble Raleigh Associates, LLC and CWI Raleigh Hotel, LLC	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 19, 2013

10.41	Letter Agreement, dated as of June 19, 2013, by and between Noble Raleigh Associates, LLC and CWI Raleigh Hotel, LLC	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on August 19, 2013

10.42	Second Amendment to Purchase and Sale Agreement, dated as of June 27, 2013, by and between Noble Raleigh Associates, LLC and CWI Raleigh Hotel, LLC	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on August 19, 2013

10.43	Purchase and Sale Agreement, dated as of August 16, 2013, by and between BH/NV Hawks Cay Property Holdings, LLC and CWI Keys Hotel, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 29, 2013

10.44	Letter Agreement to Purchase and Sale Agreement, dated as of August 29, 2013, by and between BH/NV Hawks Cay Property Holdings, LLC and CWI Keys Hotel, LLC	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 29, 2013

10.45	First Amendment to Purchase and Sale Agreement, dated as of September 25, 2013, by and between BH/NV Hawks Cay Property Holdings, LLC and CWI Keys Hotel, LLC	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on October 29, 2013

Exhibit No.	Description	Method of Filing
10.46	Purchase and Sale Agreement, dated as of November 25, 2013, by and between WSRH Chicago, L.L.C. and CWI Chicago Hotel, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 24, 2013

10.47	First Amendment to Purchase and Sale Agreement, dated as of December 12, 2013, by and between WSRH Chicago, L.L.C. and CWI Chicago Hotel, LLC	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on December 24, 2013

10.48	First Amendment to Advisory Agreement, dated as of January 24, 2014, by and among Carey Watermark Investors Incorporated, CWI OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-K filed on March 17, 2014

21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

23.2	Consent of Pailet, Meunier and LeBlanc, L.L.P.	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Financial Statements of CWI-HRI French Quarter Hotel Property, LLC and Subsidiary	Filed herewith

99.2	Financial Statements of LBHP - Ensemble Partners, LLC	Filed herewith

99.3	Financial Statements of AM Atlanta Perimeter Hotel, LLC	Filed herewith

99.4	Subadvisory Agreement dated September 15, 2010 by and between Carey Lodging Advisors, LLC and CWA, LLC	Incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-11 (File No. 333-191913) filed on December 17, 2013

101
The following materials from Carey Watermark Investors Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and 2013, (ii) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Equity for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (vi) Notes to Consolidated Financial Statements, (vii)  Schedule II — Valuation and Qualifying Accounts, (viii) Schedule III — Real Estate and Accumulated Depreciation, and (ix) Notes to Schedule III.
Filed herewith