Form 10-Q
period 2015-03-31
Carey Watermark Investors Inc
filed 2015-05-15
CIK 1430259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Registrant has 131,037,385 shares of common stock, $0.001 par value, outstanding at May 8, 2015.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on March 12, 2015, or the 2014 Annual Report. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

CWI 3/31/2015 10-Q – 1

PART I
Item 1. Financial Statements.

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
Assets
Investments in real estate:
Hotels, at cost	$1,663,178	$1,569,200
Accumulated depreciation	(72,214)	(59,903)
Net investments in hotels	1,590,964	1,509,297
Assets held for sale	128,880	—
Equity investments in real estate	13,198	13,177
Cash	158,998	330,811
Intangible assets, net	41,645	41,869
Accounts receivable	18,345	14,583
Restricted cash	58,396	61,624
Other assets	37,077	30,894
Total assets	$2,047,503	$2,002,255
Liabilities and Equity
Liabilities:
Non-recourse debt and debt attributable to Assets held for sale	$1,014,717	$969,594
Accounts payable, accrued expenses and other liabilities	83,423	68,798
Due to related parties and affiliates	8,718	2,059
Distributions payable	17,853	14,859
Total liabilities	1,124,711	1,055,310
Commitments and contingencies (Note 10)
Equity:
CWI stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized; 130,427,229 and 129,395,679 shares issued, respectively; and 129,941,188 and 129,083,977 shares outstanding, respectively	130	129
Additional paid-in capital	1,088,861	1,078,768
Distributions and accumulated losses	(171,930)	(142,123)
Accumulated other comprehensive loss	(1,402)	(517)
Less: treasury stock at cost, 486,041 and 311,702 shares, respectively	(4,717)	(3,000)
Total CWI Incorporated stockholders’ equity	910,942	933,257
Noncontrolling interests	11,850	13,688
Total equity	922,792	946,945
Total liabilities and equity	$2,047,503	$2,002,255

See Notes to Consolidated Financial Statements.

CWI 3/31/2015 10-Q – 2

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues
Hotel Revenues
Rooms	$76,107	$40,216
Food and beverage	23,832	13,204
Other hotel income	9,848	6,265
Total Hotel Revenues	109,787	59,685
Operating Expenses
Hotel Expenses
Rooms	17,191	12,878
Food and beverage	17,027	10,148
Other hotel operating expenses	5,279	3,484
Sales and marketing	11,585	5,466
General and administrative	9,606	5,390
Property taxes, insurance, rent and other	11,530	4,559
Repairs and maintenance	4,489	2,598
Utilities	3,378	2,168
Management fees	2,628	1,202
Depreciation and amortization	14,300	8,919
Total Hotel Expenses	97,013	56,812

Other Operating Expenses
Acquisition-related expenses	6,388	379
Corporate general and administrative expenses	2,986	2,629
Asset management fees to affiliate and other	2,569	1,417
Total Other Operating Expenses	11,943	4,425
Operating Income (Loss)	831	(1,552)
Other Income and (Expenses)
Interest expense	(11,495)	(6,953)
Equity in earnings of equity method investments in real estate	660	125
Other income and (expenses)	(136)	11
	(10,971)	(6,817)
Loss from Operations Before Income Taxes	(10,140)	(8,369)
Provision for income taxes	(1,011)	(417)
Net Loss	(11,151)	(8,786)
(Income) loss attributable to noncontrolling interest (inclusive of Available Cash Distributions to a related party of $1,847 and $946, respectively)	(803)	212
Net Loss Attributable to CWI Stockholders	$(11,954)	$(8,574)
Basic and Diluted Loss Per Share	$(0.09)	$(0.13)
Basic and Diluted Weighted-Average Shares Outstanding	129,842,946	68,575,077

Distributions Declared Per Share	$0.1375	$0.1375

See Notes to Consolidated Financial Statements.

CWI 3/31/2015 10-Q – 3

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Net Loss	$(11,151)	$(8,786)
Other Comprehensive Loss
Other comprehensive loss before reclassifications — unrealized loss on derivative instruments	(1,731)	(681)
Amounts reclassified from accumulated other comprehensive loss to interest expense — loss on derivative instruments	404	412
Amounts reclassified from accumulated other comprehensive loss to Equity in earnings of equity method investment in real estate — loss on derivative instruments	132	132
Comprehensive Loss	(12,346)	(8,923)

Amounts Attributable to Noncontrolling Interests
Net (income) loss	(803)	212
Change in unrealized loss on derivative instruments	310	235
Comprehensive (income) loss attributable to noncontrolling interests	(493)	447
Comprehensive Loss Attributable to CWI Stockholders	$(12,839)	$(8,476)

See Notes to Consolidated Financial Statements.

CWI 3/31/2015 10-Q – 4

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Three Months Ended March 31, 2015 and 2014
(in thousands, except share and per share amounts)

	CWI Stockholders
	Shares	Common Stock	Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total CWI Stockholders	Noncontrolling Interests	Total
Balance at January 1, 2015	129,083,977	$129	$1,078,768	$(142,123)	$(517)	$(3,000)	$933,257	$13,688	$946,945
Net loss				(11,954)			(11,954)	803	(11,151)
Shares issued, net of offering costs	935,081	1	9,026				9,027		9,027
Shares issued to affiliates	96,469		994				994		994
Distributions to noncontrolling interests							—	(2,331)	(2,331)
Shares issued under share incentive plans			73				73		73
Distributions declared ($0.1375 per share)				(17,853)			(17,853)		(17,853)
Other comprehensive loss:
Change in net unrealized loss on derivative instruments					(885)		(885)	(310)	(1,195)
Repurchase of shares	(174,339)					(1,717)	(1,717)		(1,717)
Balance at March 31, 2015	129,941,188	$130	$1,088,861	$(171,930)	$(1,402)	$(4,717)	$910,942	$11,850	$922,792

Balance at January 1, 2014	67,703,835	$68	$525,000	$(62,868)	$(136)	$(525)	$461,539	$12,746	$474,285
Net loss				(8,574)			(8,574)	(212)	(8,786)
Shares issued, net of offering costs	2,396,341	2	21,783				21,785		21,785
Shares issued to affiliates	152,619		1,338				1,338		1,338
Distributions to noncontrolling interests							—	(946)	(946)
Shares issued under share incentive plans			29				29		29
Distributions declared ($0.1375 per share)				(9,428)			(9,428)		(9,428)
Other comprehensive loss:
Change in net unrealized gain (loss) on derivative instruments					98		98	(235)	(137)
Repurchase of shares	(60,755)					(587)	(587)		(587)
Balance at March 31, 2014	70,192,040	$70	$548,150	$(80,870)	$(38)	$(1,112)	$466,200	$11,353	$477,553

See Notes to Consolidated Financial Statements.

CWI 3/31/2015 10-Q – 5

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash Flows — Operating Activities
Net loss	$(11,151)	$(8,786)
Adjustments to net loss:
Depreciation and amortization	14,300	8,919
Straight-line rent adjustments	1,342	603
Amortization of deferred financing costs, ground lease intangible and other	519	487
Equity in earnings of equity method investments in real estate in excess of distributions received	(533)	(125)
Amortization of share incentive plans	73	29
Asset management fees and reimbursable costs to affiliates settled in shares	—	1,402
Increase (decrease) in due to related parties and affiliates	6,074	(3,254)
Receipt of key money and other deferred incentive payments	2,713	—
Net changes in other operating assets and liabilities	2,593	928
Net Cash Provided by Operating Activities	15,930	203

Cash Flows — Investing Activities
Acquisition of hotels	(207,914)	—
Funds released from escrow	19,889	13,930
Funds placed in escrow	(16,661)	(12,372)
Capital expenditures	(13,698)	(4,994)
Deposits for hotel investments	(2,100)	(8,230)
Distributions received from equity investments in excess of equity income	282	127
Net Cash Used in Investing Activities	(220,202)	(11,539)

Cash Flows — Financing Activities
Proceeds from mortgage financing	55,500	—
Distributions paid	(14,859)	(9,309)
Scheduled payments and prepayments of mortgage principal	(10,399)	(493)
Proceeds from issuance of shares, net of offering costs	8,772	20,338
Distributions to noncontrolling interests	(2,331)	(946)
Deposits for mortgage financing	(1,914)	(183)
Purchase of treasury stock	(1,717)	(587)
Deferred financing costs	(558)	—
Purchase of interest rate cap	(35)	—
Net Cash Provided by Financing Activities	32,459	8,820

Change in Cash During the Period
Net decrease in cash	(171,813)	(2,516)
Cash, beginning of period	330,811	109,373
Cash, end of period	$158,998	$106,857

See Notes to Consolidated Financial Statements.

CWI 3/31/2015 10-Q – 6

CAREY WATERMARK INVESTORS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business

Organization

Carey Watermark Investors Incorporated, or CWI or CWI 1, and, together with its consolidated subsidiaries, we, us, or our, is a publicly-owned, non-listed real estate investment trust, or REIT, formed as a Maryland corporation in March 2008 for the purpose of acquiring, owning, disposing of and, through our advisor, managing and seeking to enhance the value of interests in lodging and lodging-related properties primarily in the United States, or U.S. We conduct substantially all of our investment activities and own all of our assets through CWI OP, LP, or our Operating Partnership. We are a general partner and a limited partner and own a 99.985% capital interest in the Operating Partnership. Carey Watermark Holdings, LLC, or Carey Watermark Holdings, which is owned indirectly by both W. P. Carey Inc., or WPC, and Watermark Capital Partners, LLC, or Watermark Capital Partners, hold a special general partner interest in the Operating Partnership.

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

We held ownership interests in 29 hotels at March 31, 2015. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 — Portfolio Overview for a complete listing of the hotels that we consolidate, or our Consolidated Hotels, and Note 5 complete listing of the hotels that we record as equity investments, or our Unconsolidated Hotels, at March 31, 2015.

Public Offerings

We raised $575.8 million through our initial public offering, which commenced on September 15, 2010 and closed on September 15, 2013. The proceeds from our initial public offering were fully invested by the end of the second quarter of 2014. We raised $577.4 million through our follow-on offering, which commenced on December 20, 2013 and closed on December 31, 2014. The gross offering proceeds raised exclude reinvested distributions through our distribution reinvestment plan, or DRIP, of $44.3 million as of March 31, 2015. We intend to continue to invest the remaining proceeds from our follow-on offering in lodging and lodging-related properties.

Distributions

Our first quarter 2015 declared daily distribution was $0.0015277 per share, payable in cash, which equated to $0.5500 per share on an annualized basis and was paid on April 15, 2015 to stockholders of record on each day during the first quarter.

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

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position, results of operations and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2014, which are included in our 2014 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

CWI 3/31/2015 10-Q – 7

Notes to Consolidated Financial Statements (Unaudited)

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Additionally, on January 1, 2015, we adopted the Eleventh Revised Edition of the Uniform System of Accounts, which mandates a prospective reclassification of certain hotel revenue and hotel expense items within the income statement. During the three months ended March 31, 2014, we included $2.6 million related to rental of third-party owned condominiums in Rooms expense in our consolidated financial statements. Beginning in 2015, these expenses, which totaled $3.0 million for the three months ended March 31, 2015, were included in Property taxes, insurance, rent and other.

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

We account for the capital interest held by Carey Watermark Holdings in the Operating Partnership as a noncontrolling interest. Based on the terms of the Operating Partnership agreement and given that the initial investors are not yet earning their minimal return, the noncontrolling interest representing Carey Watermark Holding’s interest in the Operating Partnership has absorbed the operating losses to the extent of its original investment, and accordingly, no losses were allocated to Carey Watermark Holdings during the three months ended March 31, 2015 or 2014.

Recent Accounting Requirements

The following Accounting Standards Updates, or ASUs, promulgated by the Financial Accounting Standards Board are applicable to us:

ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. Additionally, this guidance modifies disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In April 2015, the Financial Accounting Standards Board issued a proposed ASU to defer the effective date of ASU 2014-09 by one year. Under the proposal, ASU 2014-09 would be effective beginning in 2018, and early adoption is permitted but not before 2017, the original public company effective date. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30). ASU 2015-03 changes the presentation of debt issuance costs, which are currently recognized as a deferred charge (that is, an asset) and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 does not affect the recognition and measurement guidance for debt issuance costs. ASU 2015-03 is effective for periods beginning after December 15, 2015, early adoption is permitted and retrospective application is required. We are currently evaluating the impact of ASU 2015-03 on our consolidated financial statements.

CWI 3/31/2015 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

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

The following tables present a summary of fees we paid and expenses we reimbursed to our advisor, subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

	Three Months Ended March 31,
	2015	2014
Amounts Included in the Consolidated Statements of Operations
Acquisition fees	$5,682	$—
Asset management fees	2,553	1,402
Personnel and overhead reimbursements	1,848	1,315
Available Cash Distribution	1,847	946
	$11,930	$3,663

Other Transaction Fees Incurred
Selling commissions and dealer manager fees	$—	$1,773
Offering costs	127	726
	$127	$2,499

	March 31, 2015	December 31, 2014
Amounts Due to Related Parties and Affiliates
Other amounts due to our advisor	$6,499	$965
Reimbursable costs	1,674	338
Due to joint venture partners	404	367
Organization and offering costs due to our advisor	70	322
Due to WPC	71	67
	$8,718	$2,059

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

Asset Management Fees, Dispositions Fees and Loan Refinancing Fees

We pay our advisor an annual asset management fee equal to 0.5% of the aggregate Average Market Value of our Investments, both as defined in our advisory agreement with our advisor. Our advisor is also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property as well as a loan refinancing fee of up to 1% of a refinanced loan, if certain conditions described in the advisory agreement are met. If our advisor elects to receive all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV, or, during an offering, our offering price of $10.00 per share. We paid our asset management fees in cash for the three months ended March 31, 2015 and in shares of our common stock, at the election of the advisor, for the three months ended March 31, 2014. For the three months ended March 31, 2015, $1.0 million in asset management fees were settled in

CWI 3/31/2015 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

shares, which related to fees incurred during the fourth quarter of 2014. For the three months ended March 31, 2014, $1.3 million in asset management fees were settled in shares. At March 31, 2015, our advisor owned 1,501,028 shares (1.2%) of our outstanding common stock. Asset management fees are included in Asset management fees to affiliate and other in the consolidated financial statements.

Personnel and Overhead Reimbursements

Pursuant to the subadvisory agreement, after we reimburse our advisor, it will subsequently reimburse our subadvisor for personnel costs and other charges. We also grant restricted stock units to employees of our subadvisor pursuant to our 2010 Equity Incentive Plan. Our subadvisor provides us with the services of Michael G. Medzigian, our chief executive officer, during the term of the subadvisory agreement, subject to the approval of our board of directors.

In addition, pursuant to the advisory agreement, we reimburse our advisor for the actual cost of personnel allocable to their time devoted to providing administrative services to us, which totaled $1.2 million and $0.8 million, respectively, for the three months ended March 31, 2015 and 2014, as well as rent expense that totaled $0.1 million for both the three months ended March 31, 2015 and 2014. These reimbursements are included in Corporate general and administrative expenses and Amounts due to affiliates in the consolidated financial statements. We paid these reimbursements in cash for the three months ended March 31, 2015 and in shares of our common stock, at the election of the advisor, for the three months ended March 31, 2014. For the three months ended March 31, 2015, less than $0.1 million in reimbursements were settled in shares that related to reimbursements incurred during the fourth quarter of 2014.

Available Cash Distributions

Carey Watermark Holdings’ special general partner interest entitles it to receive distributions of 10% of Available Cash, as defined in the agreement of limited partnership of the Operating Partnership, or Available Cash Distributions, generated by the Operating Partnership, subject to certain limitations. In addition, in the event of the dissolution of the Operating Partnership, Carey Watermark Holdings will be entitled to receive distributions of up to 15% of net proceeds, provided certain return thresholds are met for the initial investors in the Operating Partnership. Available Cash Distributions by the Operating Partnership totaled $1.8 million and $0.9 million during the three months ended March 31, 2015 and 2014, respectively, and are included in (Income) loss attributable to noncontrolling interests in the consolidated financial statements.

Selling Commissions and Dealer Manager Fees

We had a dealer manager agreement with Carey Financial, LLC, or Carey Financial, whereby Carey Financial received a selling commission of up to $0.70 per share sold and a dealer manager fee of up to $0.30 per share sold through the termination of our follow on offering on December 31, 2014, a portion of which may have been re-allowed to selected broker dealers. These amounts are recorded in Additional paid-in capital in the consolidated financial statements.

Due from Related Parties and Affiliates

At March 31, 2015, amounts due from related parties and affiliates, included in Other assets in the consolidated financial statements, totaled $1.8 million and primarily represents amounts due from CWI 2 for a deposit of $1.5 million we placed on its behalf during the first quarter of 2015 in connection with an acquisition made during the second quarter of 2015.

Other Amounts Due to Our Advisor

At March 31, 2015, this balance primarily represents acquisition fees of $3.9 million payable to the advisor related to the Westin Pasadena acquired on March 19, 2015, which was paid in the second quarter of 2015. The remainder of the balance at that date and the entire balance at December 31, 2014 represents asset management fees payable.

Due to Joint Venture Partners

This balance is primarily comprised of amounts due from consolidated joint ventures to our joint venture partners related to hotel operating expenses paid by hotel managers that are affiliates of our joint venture partners, which will be reimbursed.

CWI 3/31/2015 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

Organization and Offering Costs

Pursuant to our advisory agreement with our advisor, we were liable for certain expenses related to our public offerings, which included filing, legal, accounting, printing, advertising, transfer agent, and escrow fees and are to be deducted from the gross proceeds of the offering. We reimbursed Carey Financial or selected dealers for reasonable bona fide due diligence expenses incurred that were supported by a detailed and itemized invoice. The total underwriting compensation to Carey Financial and selected dealers in connection with the offerings cannot exceed limitations prescribed by the Financial Industry Regulatory Authority, Inc. Our advisor agreed to be responsible for the repayment of organization and offering expenses (excluding selling commissions and dealer manager fees paid to Carey Financial and selected dealers and fees paid and expenses reimbursed to selected dealers) that exceed in the aggregate 2% of the gross proceeds from the initial public offering and 4% of the gross proceeds from the follow-on offering.

Through March 31, 2015, our advisor incurred organization and offering costs on our behalf related to our follow-on offering of approximately $3.5 million, all of which we were obligated to pay. As of March 31, 2015, $3.4 million had been reimbursed. During the three months ended March 31, 2015, we charged $0.1 million of deferred offering costs to stockholder’s equity.

Other Transactions with Affiliates

In September 2014, our board of directors and the board of directors of WPC approved unsecured loans to us and our affiliate, Carey Watermark Investors 2 Incorporated, of up to $75.0 million in the aggregate, at a rate equal to the rate at which WPC is able to borrow funds under its senior unsecured credit facility, for the purpose of facilitating acquisitions approved by our investment committee that we might not otherwise have sufficient available funds to complete. Any such loans may be made solely at the discretion of WPC’s management. In April 2015, this aggregate amount was increased to $110.0 million. At March 31, 2015, we had no such loans outstanding.

Note 4. Net Investments in Hotels

Net investments in hotels are summarized as follows (in thousands):

	March 31, 2015	December 31, 2014
Buildings	$1,301,567	$1,226,880
Land	217,312	214,522
Furniture, fixtures and equipment	90,665	88,464
Building and site improvements	23,158	21,989
Construction in progress	30,476	17,345
Hotels, at cost	1,663,178	1,569,200
Less: Accumulated depreciation	(72,214)	(59,903)
Net investments in hotels	$1,590,964	$1,509,297

CWI 3/31/2015 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

2015 Acquisitions

During the three months ended March 31, 2015, we acquired two hotels with real estate and other hotel assets, net of assumed liabilities, totaling $207.9 million. In connection with these acquisitions, we expensed acquisition costs of $6.4 million, including acquisition fees of $5.7 million paid to our advisor. See Note 9 for information about mortgage financing obtained in connection with our acquisitions and Note 10 for information about planned renovations on these hotels, as applicable.

The following tables present a summary of assets acquired and liabilities assumed in these business combinations, each at the date of acquisition, and revenues and earnings thereon, since their respective dates of acquisition through March 31, 2015 (in thousands):

	2015 Acquisitions
	Westin Minneapolis	Westin Pasadena
Cash consideration	$66,176	$141,738
Assets acquired at fair value:
Land	$6,405	$22,785
Buildings and improvements	57,105	112,215
Furniture, fixtures and equipment	2,846	7,379
Accounts receivable	97	94
Other assets	164	608
Liabilities assumed at fair value:
Accounts payable, accrued expenses and other liabilities	(441)	(1,343)
Net assets acquired at fair value	$66,176	$141,738

	For the Period from
	February 12, 2015 through March 31, 2015	March 19, 2015 through March 31, 2015
Revenues	$1,724	$1,107
Net income	$146	$309

Assets Held for Sale

A 50% controlling interest in the Marriott Sawgrass Golf Resort and Spa, which we acquired in October 2014, was subsequently sold to our affiliate, Carey Watermark Investors 2 Incorporated, during the second quarter of 2015, and therefore met the criteria for held for sale at March 31, 2015 (Note 11). At December 31, 2014, no hotels were classified as held for sale.

There have been no material changes to the fair market value of the property between the date we acquired the hotel and the date it was reclassified into assets held for sale therefore, our acquisition cost has remained equal to the estimated fair market value of the property. As the sales price was equal to 50% of the original acquisition price, which approximates fair market value, we believe there is no economic gain to either party as a result of this transaction.

Below is a summary of our assets held for sale (in thousands):

	March 31, 2015	December 31, 2014
Buildings	$94,375	$—
Land	26,400	—
Furniture, fixtures and equipment	9,102	—
Construction in progress and improvements	797	—
Less: Accumulated depreciation	(1,794)	—
Assets held for sale	$128,880	$—

In addition, there was $66.7 million of non-recourse debt attributable to this hotel at March 31, 2015, which was assumed by Carey Watermark Investors 2 Incorporated.

CWI 3/31/2015 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

Total revenue and net income from operations from this hotel were $13.3 million and $2.4 million, respectively, for the three months ended March 31, 2015.

Asset Retirement Obligation

We have recorded an asset retirement obligation for the removal of asbestos and environmental waste in connection with one of our hotels. We estimated the fair value of the asset retirement obligation based on the estimated economic life of the hotel and the estimated removal costs. The liability was discounted using the weighted-average interest rate on the associated fixed-rate mortgage loan at the time the liability was incurred. At both March 31, 2015 and December 31, 2014, our asset retirement obligation was $0.5 million, and are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

Pro Forma Financial Information

The following unaudited consolidated pro forma financial information presents our financial results as if our 2015 Acquisitions, and the new financings related to these acquisitions, had occurred on January 1, 2014. These transactions were accounted for as business combinations. The pro forma financial information is not necessarily indicative of what the actual results would have been had the acquisitions actually occurred on January 1, 2014, nor does it purport to represent the results of operations for future periods.

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Pro forma total revenues	$116,969	$70,283

Pro forma net loss	$(4,271)	$(14,568)
Pro forma (income) loss from continuing operations attributable to noncontrolling interests	(803)	212
Pro forma loss from continuing operations attributable to CWI stockholders	$(5,074)	$(14,356)
Pro forma loss per share:
Net loss attributable to CWI stockholders	$(0.04)	$(0.17)
Pro forma weighted-average shares outstanding	129,842,946	86,513,512

The pro forma weighted-average shares outstanding were determined as if the number of shares issued in our public offering in order to raise the funds used for our 2015 acquisitions were issued on January 1, 2014. All acquisition costs for our acquisitions completed during the three months ended March 31, 2015 are presented as if they were incurred on January 1, 2014. We did not complete any acquisitions during the three months ended March 31, 2014.

Construction in Progress

At March 31, 2015 and December 31, 2014, construction in progress was $30.5 million and $17.3 million, recorded at cost, respectively, and related primarily to renovations at Renaissance Chicago Downtown, Hawks Cay Resort and Sanderling Resort at March 31, 2015 and Hawks Cay Resort and Renaissance Chicago Downtown at December 31, 2014 (Note 10). We capitalize interest expense and certain other costs, such as property taxes, property insurance and hotel incremental labor costs, related to hotels undergoing major renovations. We capitalized $1.0 million and $0.1 million of such costs during the three months ended March 31, 2015 and 2014, respectively.

During the three months ended March 31, 2015 and 2014, accrued capital expenditures increased by $2.2 million and decreased by $1.8 million, respectively, representing non-cash investing activity.

Note 5. Equity Investments in Real Estate

At March 31, 2015, together with unrelated third parties, we owned equity interests in two Unconsolidated Hotels. We do not control the ventures that own these hotels, but we exercise significant influence over them. We account for these investments

CWI 3/31/2015 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to our advisor that we incur and other-than-temporary impairment charges, if any).

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

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these ventures are affected by the timing and nature of distributions (dollars in thousands):

Hotels	State	Number of Rooms	% Owned	Our Initial Investment (a)	Acquisition Date	Hotel Type	Renovation Status at March 31, 2015	Carrying Value at
								March 31, 2015	December 31, 2014
Unconsolidated Hotels
Hyatt French Quarter Venture (b)	Louisiana	254	80%	$13,000	9/6/2011	Full-service	Completed	$4,675	$4,197
Westin Atlanta Venture (c)	Georgia	372	57%	13,170	10/3/2012	Full-service	Completed	8,523	8,980
		626		$26,170				$13,198	$13,177
___________

(a)	This amount represents purchase price plus capitalized costs, inclusive of fees paid to our advisor, at the time of acquisition.

(b)	We received cash distributions of $0.1 million from this investment during the three months ended March 31, 2015.

(c)	We received cash distributions of $0.3 million from this investment during the three months ended March 31, 2015.

The following table sets forth our share of equity earnings (loss) from our Unconsolidated Hotels, which are based on the hypothetical liquidation at book value model as well as certain depreciation and amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended March 31,
Venture	2015	2014
Hyatt French Quarter Venture	$835	$371
Westin Atlanta Venture	(175)	(246)
	$660	$125

No other-than-temporary impairment charges were recognized during either the three months ended March 31, 2015 or 2014.

At March 31, 2015 and December 31, 2014, the unamortized basis differences on our equity investments were $1.5 million and $1.6 million, respectively. Net amortization of the basis differences reduced the carrying values of our equity investments by less than $0.1 million for each of the three months ended March 31, 2015 and 2014.

CWI 3/31/2015 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

Note 6. Intangible Assets and Liabilities

Intangible assets and liabilities, included in Intangible assets, net and Accounts payable, accrued expenses and other liabilities, respectively, in the consolidated financial statements, are summarized as follows (dollars in thousands):

		March 31, 2015			December 31, 2014
	Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Villa Rental Program	45	$31,700	$(1,013)	$30,687	$31,700	$(837)	$30,863
Below-market hotel ground leases	73.5 – 92.5	9,446	(170)	9,276	9,446	(144)	9,302
Below-market hotel parking garage lease	92.5	1,490	(27)	1,463	1,490	(23)	1,467
In-place leases	1 – 21	317	(98)	219	317	(80)	237
Total intangible assets, net		$42,953	$(1,308)	$41,645	$42,953	$(1,084)	$41,869

Amortizable Intangible Liability
Above-market hotel ground lease	85	$(2,100)	$21	$(2,079)	$(2,100)	$15	$(2,085)

Net amortization of intangibles was $0.2 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively. Amortization of in-place lease intangibles and the Villa Rental Program is included in Depreciation and amortization, and amortization of hotel parking garage lease, hotel ground lease and above-market ground lease intangibles is included in Property taxes, insurance and rent in the consolidated financial statements.

Based on the intangible assets recorded at March 31, 2015, scheduled annual amortization of intangibles for the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter is as follows (in thousands):

Years Ending December 31,	Increase to Depreciation and Amortization	Increase to Property Taxes, Insurance and Rent	Total
2015 (remainder)	$583	$71	$654
2016	766	95	861
2017	731	95	826
2018	720	95	815
2019	720	95	815
Thereafter	27,386	8,209	35,595
Total	$30,906	$8,660	$39,566

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

CWI 3/31/2015 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

These derivative instruments were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market (Note 8).

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the three months ended March 31, 2015 or 2014. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our non-recourse debt, which we have classified as Level 3, had a carrying value of $1.0 billion at both March 31, 2015 and December 31, 2014 and an estimated fair value of $1.0 billion and $990.1 million at March 31, 2015 and December 31, 2014, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both March 31, 2015 and December 31, 2014.

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

The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
as Hedging Instruments	Balance Sheet Location	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Interest rate swaps	Other assets	$43	$346	$—	$—
Interest rate caps	Other assets	120	218	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(1,209)	(690)
		$163	$564	$(1,209)	$(690)

CWI 3/31/2015 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements. At both March 31, 2015 and December 31, 2014, no cash collateral had been posted nor received for any of our derivative positions.

We recognized unrealized losses of $1.7 million and $0.7 million in Other comprehensive loss on derivatives in connection with our interest rate swaps during the three months ended March 31, 2015 and 2014, respectively.

We reclassified losses of $0.4 million and $0.4 million from Other comprehensive loss on derivatives into interest expense during the three months ended March 31, 2015 and 2014, respectively.

Amounts reported in Other comprehensive loss related to interest rate swaps will be reclassified to interest expense as interest payments are made on our variable-rate debt. At March 31, 2015, we estimate that an additional $1.3 million, inclusive of amounts attributable to noncontrolling interests of $0.1 million, will be reclassified as Interest expense during the next 12 months related to our interest rate swaps.

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

The interest rate swaps and caps that we had outstanding on our Consolidated Hotel investments at March 31, 2015 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of	Face	Fair Value at
Interest Rate Derivatives	Instruments	Amount	March 31, 2015
Interest rate swaps	5	$203,500	$(1,166)
Interest rate caps	4	125,250	120
			$(1,046)

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of collateral received, if any. No collateral was received as of March 31, 2015. At March 31, 2015, our total credit exposure was $0.1 million and the maximum exposure to any single counterparty was $0.1 million.

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At March 31, 2015, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $1.3 million and $0.8 million at March 31, 2015 and December 31, 2014, respectively, which included accrued interest and any adjustment for nonperformance risk. If we had breached any of these provisions at either March 31, 2015 or December 31, 2014, we could have been required to settle our obligations under these agreements at their aggregate termination value of $1.4 million and $0.8 million, respectively.

CWI 3/31/2015 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

Note 9. Debt

The following table presents the non-recourse debt on our Consolidated Hotel investments (in thousands):

				Carrying Amount at
Consolidated Hotels	Interest Rate	Rate Type	Current Maturity Date	March 31, 2015	December 31, 2014
Lake Arrowhead Resort and Spa (a)	4.34%	Fixed	7/2015	$17,977	$17,955
Hawks Cay Resort (b) (c)	5.74%	Variable	11/2016	79,000	79,000
Courtyard Pittsburgh Shadyside (c) (d)	4.09%	Variable	3/2017	20,800	21,000
Sanderling Resort (b) (c)	4.67%	Variable	10/2017	22,000	22,000
Courtyard San Diego Mission Valley (b) (c)	4.60%	Variable	12/2017	50,150	50,420
Hampton Inn Memphis Beale Street	4.07%	Fixed	3/2018	21,445	21,585
Hampton Inn Atlanta Downtown	4.12%	Fixed	3/2018	13,290	13,370
Hampton Inn Birmingham Colonnade	4.12%	Fixed	3/2018	9,186	9,241
Hampton Inn Frisco Legacy Park	4.12%	Fixed	3/2018	8,990	9,045
Hilton Garden Inn Baton Rouge Airport	4.12%	Fixed	3/2018	9,577	9,635
Hampton Inn Boston Braintree (b) (c)	3.18%	Variable	3/2018	12,000	9,500
Fairmont Sonoma Mission Inn & Spa (c)	4.13%	Variable	7/2018	44,000	44,000
Sheraton Austin Hotel at the Capitol	3.96%	Fixed	6/2019	67,000	67,000
Marriott Boca Raton at Boca Center (c) (e)	3.42%	Variable	7/2019	34,000	34,000
Hilton Garden Inn New Orleans French Quarter/CBD	5.30%	Fixed	7/2019	10,752	10,793
Marriott Sawgrass Golf Resort and Spa (c) (f)	4.03%	Variable	11/2019	66,700	66,700
Staybridge Suites Savannah Historic District	4.70%	Fixed	11/2019	14,850	14,850
Hutton Hotel Nashville	5.25%	Fixed	7/2020	44,000	44,000
Renaissance Chicago Downtown	4.71%	Fixed	1/2021	90,000	90,000
Courtyard Times Square West	4.62%	Fixed	6/2021	56,000	56,000
Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center	3.80%	Fixed	7/2021	53,000	53,000
Marriott Kansas City Country Club Plaza	4.42%	Fixed	12/2021	38,500	38,500
Westin Minneapolis	3.63%	Fixed	3/2022	43,500	—
Holiday Inn Manhattan 6th Avenue Chelsea	4.49%	Fixed	6/2023	80,000	80,000
Hyatt Place Austin Downtown	4.88%	Fixed	4/2024	56,500	56,500
Marriott Raleigh City Center (g)	4.61%	Fixed	9/2038	51,500	51,500
				$1,014,717	$969,594
___________

(a)
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

(b)	These loans each have two one-year extension options. All of these extensions are subject to certain conditions. The maturity dates in the table do not reflect extension options.

(c)
These mortgage loans have variable interest rates, which have effectively been capped or converted to fixed rates through the use of interest rate caps or swaps (Note 8). The interest rates presented for these mortgage loans reflect the rate in effect at March 31, 2015 through the use of an interest rate cap or swap, when applicable.

(d)	The mortgage loan has a one-year extension option. The extension is subject to certain conditions. The maturity date in the table does not reflect the extension option.

(e)	Total mortgage financing commitment is up to $41.0 million, with the difference between the commitment and the carrying amount available for renovation draws.

CWI 3/31/2015 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

(f)
This debt is attributable to an Asset held for sale (Note 4). Total mortgage financing commitment is up to $78.0 million, with the difference between the commitment and the carrying amount available for renovation draws.

(g)	The mortgage loan includes a call option by the lender, with the earliest repayment date being September 1, 2018.

Financing Activity During 2015

In connection with our acquisition of Westin Minneapolis (Note 4), we obtained $43.5 million in non-recourse mortgage financing, with an annual interest rate and term of 3.63% and seven years, respectively. We capitalized $0.3 million of deferred financing costs related to this loan.

Additionally, we refinanced our $9.5 million non-recourse mortgage loan on the Hampton Inn Boston Braintree with a new non-recourse mortgage loan in the amount of $12.0 million. The new loan has a stated interest rate of one-month London Interbank Offered Rate, or LIBOR, plus 3.0%, for which we have purchased an interest rate cap, and a term of three years, with two, one-year extension options. We recognized a loss on extinguishment of debt of $0.1 million.

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

Pursuant to our mortgage loan agreements, our wholly-owned subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage ratios. At March 31, 2015, we were in compliance with the applicable covenants for each of our mortgage loans.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2015 (remainder)	$21,490
2016	85,802
2017	98,351
2018	172,706
2019	197,942
Thereafter through 2038	438,449
1,014,740
Fair market value adjustment (a)	(23)
Total	$1,014,717
___________

(a)
Represents the unamortized fair market value adjustment recorded as of March 31, 2015 in connection with the assumption of the Lake Arrowhead Resort and Spa mortgage loan as part of the acquisition of that hotel in July 2012.

CWI 3/31/2015 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Commitments and Contingencies

At March 31, 2015, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position or results of operations.

Renovation Commitments

Certain of our hotel franchise and loan agreements require us to make planned renovations to our hotels (Note 4). We do not currently expect to, and are not obligated to, fund any planned renovations on our Unconsolidated Hotels. The following table summarizes our capital commitments related to our Consolidated Hotels (in thousands):

	March 31, 2015	December 31, 2014
Capital commitments	$109,000	$100,600
Less: paid	(25,054)	(16,363)
Unpaid commitments	83,946	84,237
Less: amount held in escrow	(38,948)	(44,080)
Unfunded commitments	$44,998	$40,157

At March 31, 2015, ten hotels were either undergoing renovation or in the planning stage of renovations and we currently expect that two will be completed during the first half of 2015, three will be completed during the second half of 2015, four will be completed during the first half of 2016 and one will be completed during the second half of 2016. At March 31, 2015, $18.3 million of our unfunded commitments are expected to be funded by future renovation draws on the related mortgage loans and the remainder is expected to be funded through our cash accounts.

Ground Lease Commitments

Three of our hotels are subject to ground leases. Scheduled future minimum ground lease payments during the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2015 (remainder)	$2,285
2016	3,110
2017	3,181
2018	3,254
2019	3,328
Thereafter through 2106	658,004
Total	$673,162

For the three months ended March 31, 2015 and 2014, we recorded rent expense of $0.8 million and $0.4 million, respectively, inclusive of percentage rents of less than $0.1 million for both periods, related to these ground leases, which are included in Property taxes, insurance and rent in the consolidated financial statements.

CWI 3/31/2015 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

Note 11. Subsequent Events

Acquisitions

On April 29, 2015, we acquired a 100% interest in the dual-branded Hilton Garden Inn/Homewood Suites Atlanta Midtown for $58.3 million from Northpoint Hospitality, an unaffiliated third party, and obtained a non-recourse mortgage loan at closing of $38.0 million. We also paid acquisition fees of approximately $1.5 million. The 228-room select-service hotel is located in Atlanta, Georgia. The hotel will be managed by Crescent Hotels & Resorts.

It was not practicable to disclose the preliminary purchase price allocation or consolidated pro forma financial information for this transaction given the short period of time between the respective acquisition date and the issuance of this Report.

Disposition

On April 1, 2015, we sold a 50% controlling interest in the Marriott Sawgrass Golf Resort and Spa venture to Carey Watermark Investors 2 Incorporated, a related party, for $70.5 million, inclusive of cash and the assumption of 50% of the property-level debt. Carey Watermark Investors 2 Incorporated is the managing member of the joint venture.

Financing

On April 2, 2015, in connection with the acquisition of the Westin Pasadena on March 19, 2015, we obtained a non-recourse mortgage loan of $88.5 million, with an annual interest rate of 3.8% and a term of seven years.

CWI 3/31/2015 10-Q – 21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. Management’s Discussion and Analysis of Financial Condition and Results of Operations also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 2014 Annual Report.

Business Overview

As described in Item 1 of the 2014 Annual Report, we are a publicly-owned, non-listed REIT formed for the purpose of acquiring, owning, disposing of and, through our advisor, managing and seeking to enhance the value of interests in lodging and lodging-related properties. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions to our stockholders and other factors. We conduct substantially all of our investment activities and own all of our assets through the Operating Partnership. We are a general partner and a limited partner of, and own a 99.985% capital interest in, the Operating Partnership. Carey Watermark Holdings, which is owned indirectly by WPC and Watermark Capital Partners, holds a special general partner interest of 0.015% in the Operating Partnership. At March 31, 2015, we held ownership interests in 29 hotels, with a total of 6,617 rooms, as compared to our ownership interests in 18 hotels, with a total of 3,967 rooms, at March 31, 2014.

Significant Developments

Acquisitions

During the three months ended March 31, 2015, we acquired ownership interests in two Consolidated Hotels, with real estate and other hotel assets, net of assumed liabilities, totaling $207.9 million (Note 4).

Financings

In connection with our 2015 Acquisitions (Note 4) during the three months ended March 31, 2015, we obtained new non-recourse mortgage financings totaling $43.5 million with an annual interest rate and term of 3.6% and seven years, respectively (Note 9).

Additionally, we refinanced a $9.5 million non-recourse mortgage loan with a new non-recourse mortgage loan totaling $12.0 million, with a stated interest rate of one-month LIBOR plus 3.0%, for which we have purchased an interest rate cap, and a term of three years, with two one-year extension options.

Disposition

A 50% controlling interest in the Marriott Sawgrass Golf Resort and Spa, which we acquired in October 2014, was subsequently sold to our affiliate, Carey Watermark Investors 2 Incorporated, during the second quarter of 2015, and therefore met the criteria for held for sale at March 31, 2015 (Notes 4 and 11).

CWI 3/31/2015 10-Q – 22

Financial and Operating Highlights

(Dollars in thousands, except ADR and RevPAR)

	Three Months Ended March 31,
	2015	2014
Hotel revenues	$109,787	$59,685
Acquisition-related expenses	6,388	379
Net loss attributable to CWI stockholders	(11,954)	(8,574)

Cash distributions paid	14,859	9,309

Net cash provided by operating activities	15,930	203
Net cash used in investing activities	(220,202)	(11,539)
Net cash provided by financing activities	32,459	8,820

Supplemental financial measures: (a)
FFO	831	(412)
MFFO	8,815	225

Combined Portfolio Data (b)
Occupancy	72.5%	70.6%
ADR	$188.04	$176.50
RevPAR	136.33	124.68
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

The comparison of our results period over period is influenced by both the number and size of the hotels consolidated in each of the respective periods. At March 31, 2015, we owned 27 Consolidated Hotels, of which two were acquired during the three months ended March 31, 2015, as compared to 16 Consolidated Hotels at March 31, 2014.

Increases in revenue, net cash provided by operating activities, FFO and MFFO for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 were primarily driven by our 2014 and 2015 Acquisitions.

For the three months ended March 31, 2015, we recognized net loss attributable to CWI stockholders of $12.0 million as compared to $8.6 million for the three months ended March 31, 2014, reflecting an increase in acquisition-related expenses, which was partially offset by the significant increase in revenue as a result of our 2014 and 2015 Acquisitions.

CWI 3/31/2015 10-Q – 23

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

Our Same Store Hotels are comprised of our 2012 Acquisitions and 2013 Acquisitions and our Recently Acquired Hotels are comprised of our 2014 Acquisitions and 2015 Acquisitions, excluding the Marriott Sawgrass Golf Resort and Spa, which is included as Held for Sale Hotel below (Note 11).

(Dollars in thousands)

Hotels	State	Number of Rooms	% Owned	Our Initial Investment	Acquisition Date	Hotel Type	Renovation Status at March 31, 2015
Consolidated Hotels
2012 Acquisitions
Hampton Inn Boston Braintree	MA	103	100%	$12,500	5/31/2012	Select-service	Completed
Hilton Garden Inn New Orleans French Quarter/CBD	LA	155	88%	16,176	6/8/2012	Select-service	Completed
Lake Arrowhead Resort and Spa (a)	CA	173	97%	24,039	7/9/2012	Resort	Completed
Courtyard San Diego Mission Valley	CA	317	100%	85,000	12/6/2012	Select-service	Planned future
2013 Acquisitions
Hampton Inn Atlanta Downtown	GA	119	100%	18,000	2/14/2013	Select-service	Completed
Hampton Inn Frisco Legacy Park	TX	105	100%	16,100	2/14/2013	Select-service	Completed
Hampton Inn Memphis Beale Street	TN	144	100%	30,000	2/14/2013	Select-service	Completed
Hampton Inn Birmingham Colonnade	AL	133	100%	15,500	2/14/2013	Select-service	Completed
Hilton Garden Inn Baton Rouge Airport	LA	131	100%	15,000	2/14/2013	Select-service	Completed
Courtyard Pittsburgh Shadyside	PA	132	100%	29,900	3/12/2013	Select-service	Completed
Hutton Hotel Nashville	TN	247	100%	73,600	5/29/2013	Full-service	None planned
Holiday Inn Manhattan 6th Avenue Chelsea	NY	226	100%	113,000	6/6/2013	Full-service	Completed
Fairmont Sonoma Mission Inn & Spa	CA	226	75%	76,647	7/10/2013	Resort	In progress
Marriott Raleigh City Center	NC	400	100%	82,193	8/13/2013	Full-service	Completed
Hawks Cay Resort (b)	FL	432	100%	131,301	10/23/2013	Resort	In progress
Renaissance Chicago Downtown	IL	553	100%	134,939	12/20/2013	Full-service	In progress
2014 Acquisitions
Hyatt Place Austin Downtown	TX	296	100%	86,673	4/1/2014	Select-service	None planned
Courtyard Times Square West	NY	224	100%	87,443	5/27/2014	Select-service	None planned
Sheraton Austin Hotel at the Capitol	TX	363	80%	90,220	5/28/2014	Full-service	Planned future
Marriott Boca Raton at Boca Center	FL	256	100%	61,794	6/12/2014	Full-service	Planned future
Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center	CO	302	100%	81,262	6/25/2014	Select-service	None planned
Marriott Sawgrass Golf Resort and Spa	FL	511	100%	128,124	10/3/2014	Resort	Planned future
Sanderling Resort	NC	106	100%	37,052	10/28/2014	Resort	In progress
Staybridge Suites Savannah Historic District	GA	104	100%	22,922	10/30/2014	Select-service	None planned
Marriott Kansas City Country Club Plaza	MO	295	100%	56,644	11/18/2014	Full-service	Planned future
2015 Acquisitions
Westin Minneapolis	MN	214	100%	66,176	2/12/2015	Full-service	Planned future
Westin Pasadena	CA	350	100%	141,738	3/19/2015	Full-service	Planned future
		6,617		$1,733,943
_________

(a)	This hotel is a member of the Marriott Autograph Collection.

(b)	Includes 255 two-, three- and four-bedroom privately-owned villas that participate in the Villa Rental Program.

CWI 3/31/2015 10-Q – 24

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

In addition, we use other information that may not be financial in nature, including statistical information to evaluate the operating performance of our business, including occupancy rate, average daily rates, or ADR, and revenue per available room, or RevPAR. Occupancy rate, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy rate, is an important statistic for monitoring operating performance at our hotels. Our occupancy rate, ADR and RevPAR performance may be impacted by macroeconomic factors such as U.S. economic conditions generally, regional and local employment growth, personal income and corporate earnings, business relocation decisions, airport and other business and leisure travel, new hotel construction and the pricing strategies of competitors.

As illustrated by the acquisition dates listed in the table above in “Portfolio Overview,” our results are not comparable year over year because of our 2015 Acquisitions and our 2014 Acquisitions. Additionally, the comparability of our results year over year are significantly impacted by acquisition-related costs and fees, which are a material one-time expense incurred in the period of acquisition, as well as the timing of renovation activity. We often invest in hotels that then undergo significant renovations. Generally, during the renovation period, a portion of total rooms are unavailable and hotel operations are often disrupted, negatively impacting our results of operations. We utilize the capital from our offering proceeds and mortgage indebtedness to fund our acquisitions, and in some instances, our renovations.

CWI 3/31/2015 10-Q – 25

The following table presents the comparative results of operations (in thousands):

	Three Months Ended March 31,
	2015	2014	Change
Hotel Revenues	$109,787	$59,685	$50,102

Hotel Expenses	97,013	56,812	40,201

Other Operating Expenses
Acquisition-related expenses	6,388	379	6,009
Corporate general and administrative expenses	2,986	2,629	357
Asset management fees to affiliate and other	2,569	1,417	1,152
	11,943	4,425	7,518

Operating Income (Loss)	831	(1,552)	2,383

Other Income and (Expenses)
Interest expense	(11,495)	(6,953)	(4,542)
Equity in earnings of equity method investments in real estate	660	125	535
Other income and (expenses)	(136)	11	(147)
	(10,971)	(6,817)	(4,154)

Loss from Operations Before Income Taxes	(10,140)	(8,369)	(1,771)
Provision for income taxes	(1,011)	(417)	(594)
Net Loss	(11,151)	(8,786)	(2,365)
(Income) loss attributable to noncontrolling interests	(803)	212	(1,015)
Net Loss Attributable to CWI Stockholders	$(11,954)	$(8,574)	$(3,380)

The following table sets forth the average occupancy rate, ADR and RevPAR of our Consolidated Hotels for the three months ended March 31, 2015 and 2014. In the year of acquisition, this information represents data from the hotels respective acquisition dates through period end.

	Three Months Ended March 31,
Same Store Hotels	2015	2014
Occupancy Rate	69.7%	70.6%
ADR	$190.23	$176.50
RevPAR	$132.60	$124.68

	Three Months Ended March 31,
Recently Acquired Hotels	2015	2014
Occupancy Rate	77.8%	—%
ADR	$188.80	$—
RevPAR	$146.83	$—

CWI 3/31/2015 10-Q – 26

	Three Months Ended March 31,
Held for Sale Hotel	2015	2014
Occupancy Rate	70.4%	—%
ADR	$169.32	$—
RevPAR	$119.21	$—

Hotel Revenues

For the three months ended March 31, 2015 as compared to the same period in 2014, hotel revenues increased by $50.1 million.

For the three months ended March 31, 2015 as compared to the same period in 2014, Same Store Hotel revenue increased by $1.5 million. Revenues from our 2012 Acquisitions and 2013 Acquisitions increased by $0.8 million and $0.7 million, respectively.

Recently Acquired Hotels contributed revenue of $35.3 million for the three months ended March 31, 2015. We made no acquisitions during the three months ended March 31, 2014; therefore, there was no Recently Acquired Hotel revenue during this period. Revenue from our 2014 Acquisitions and 2015 Acquisitions for the three months ended March 31, 2015 was $32.5 million and $2.8 million, respectively.

The Marriott Sawgrass Golf Resort and Spa, which was classified as held-for-sale at March 31, 2015, contributed $13.3 million of revenue for the three months ended March 31, 2015. We acquired this hotel on October 3, 2014; and therefore there is no Hotel Held for Sale revenue related to this hotel for the three months ended March 31, 2014.

Hotel Expenses

On January 1, 2015, we adopted the Eleventh Revised Edition of the Uniform System of Accounts, which mandates a prospective reclassification of certain hotel revenue and hotel expense items within the income statement. During the three months ended March 31, 2014, we included $2.6 million related to rental of third-party owned condominiums in Rooms expense in our consolidated financial statements. Beginning in 2015, these expenses, which totaled $3.0 million for the three months ended March 31, 2015, were included in Property taxes, insurance, rent and other.

For the three months ended March 31, 2015 and 2014, our Consolidated Hotels incurred aggregate hotel operating expenses of $97.0 million and $56.8 million, respectively, representing 88.4% and 95.2% of hotel revenues, respectively. During the three months ended March 31, 2014, a higher proportion of our hotels were experiencing revenue disrupting renovations, which adversely affected hotel expenses as a percentage of hotel revenue during the prior year period.

For the three months ended March 31, 2015 as compared to the same period in 2014, Same Store Hotel operating expenses increased by $1.3 million. Aggregate hotel operating expenses from our 2012 Acquisitions and 2013 Acquisitions increased by $0.4 million and $0.9 million, respectively.

Recently Acquired Hotels incurred aggregate hotel operating expenses of $28.2 million for the three months ended March 31, 2015. We made no acquisitions during the three months ended March 31, 2014, and therefore there were no Recently Acquired Hotel operating expenses during this period. Hotel operating expenses from our 2014 Acquisitions and 2015 Acquisitions for the three months ended March 31, 2015 were $25.9 million and $2.3 million, respectively.

The Marriott Sawgrass Golf Resort and Spa incurred $10.7 million of hotel operating expenses for the three months ended March 31, 2015. We acquired this hotel on October 3, 2014; and therefore there is no Hotel Held for Sale expense for the three months ended March 31, 2014.

Acquisition-Related Expenses

We immediately expense acquisition-related costs and fees associated with acquisitions of our Consolidated Hotels that are accounted for as business combinations.

CWI 3/31/2015 10-Q – 27

For the three months ended March 31, 2015, acquisition-related expenses were $6.4 million, and substantially relate to our 2015 Acquisitions.

Corporate General and Administrative Expenses

For the three months ended March 31, 2015 as compared to the same period in 2014, corporate general and administrative expenses increased by $0.4 million, primarily as a result of an increase in professional fees. Professional fees, which include legal, accounting and investor-related expenses incurred in the normal course of business, increased primarily as a result of an increase in the size of our hotel portfolio due to our 2014 Acquisitions and 2015 Acquisitions.

Asset Management Fees to Affiliate and Other

Asset management fees to affiliate and other primarily represent fees paid to our advisor. We pay our advisor an annual asset management fee equal to 0.50% of the aggregate Average Market Value of our Investments, both as defined in our advisory agreement with our advisor (Note 3).

For the three months ended March 31, 2015 as compared to the same period in 2014, asset management fees to affiliate and other increased by $1.2 million, which reflects the impact of our Recently Acquired Hotels.

Operating Income (Loss)

For the three months ended March 31, 2015, operating income was $0.8 million as compared to loss of $1.6 million for the three months ended March 31, 2014, representing the impact of the significant increase in revenue on our operating results, primarily from our 2014 Acquisitions and 2015 Acquisitions, as well as an increase in contributions from hotels that were either not undergoing significant renovations during the period or hotels that completed renovations during the period, partially offset by an increase in acquisition expenses and asset management fees.

Interest Expense

For the three months ended March 31, 2015 as compared to the same period in 2014, interest expense increased by $4.5 million primarily as a result of mortgage financing obtained in connection with our Recently Acquired Hotels.

Equity in Earnings of Equity Method Investments in Real Estate

Equity in earnings of equity method investments in real estate represents earnings from our equity investments in Unconsolidated Hotels recognized in accordance with each respective investment agreement and, where applicable, based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period (Note 5). We are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds the estimated fair value and is determined to be other than temporary.

During the three months ended March 31, 2015, we recognized equity in earnings of equity method investments in real estate totaling $0.7 million as compared to $0.1 million during the three months ended March 31, 2014. During the three months ended March 31, 2015, we recognized net income from the Hyatt French Quarter Venture of $0.9 million and net loss from the Westin Atlanta Venture of $0.2 million, as compared to net income of $0.4 million from the Hyatt French Quarter Venture and net loss of $0.2 million for the Westin Atlanta Venture for the three months ended March 31, 2014. The increase in net income for the Hyatt French Quarter Venture for the three months ended March 31, 2015 as compared to the prior year period was the result of improved operating results at the property.

CWI 3/31/2015 10-Q – 28

(Income) Loss Attributable to Noncontrolling Interests

For the three months ended March 31, 2015, aggregate income attributable to noncontrolling interests was $0.8 million. Available Cash Distributions made by the Operating Partnership to our advisor aggregated $1.8 million during the three months ended March 31, 2015 (Note 3). Our venture partners’ share of income attributable to the Sheraton Austin Hotel at the Capitol and Hilton Garden Inn French Quarter/CBD ventures of $0.4 million and less than $0.1 million, respectively, was offset by our venture partners’ share of losses attributable to the Fairmont Sonoma Mission Inn & Spa of $1.5 million.

For the three months ended March 31, 2014, aggregate loss attributable to noncontrolling interests was $0.2 million. This was comprised of our venture partner’s share of losses related to the Fairmont Sonoma Mission Inn & Spa of $1.2 million, partially offset by the Available Cash Distribution of $0.9 million (Note 3) and our venture partner’s shares of income related to the Hilton Garden Inn New Orleans French Quarter/CBD venture of less than $0.1 million.

Net Loss Attributable to CWI Stockholders

For the three months ended March 31, 2015 and 2014, the resulting net loss attributable to CWI Stockholders was $12.0 million and $8.6 million, respectively.

Modified Funds from Operations

MFFO is a non-GAAP measure we use to evaluate our business. For a definition of MFFO and a reconciliation to net income attributable to CWI stockholders, see Supplemental Financial Measures below.

For the three months ended March 31, 2015 as compared to the same period in 2014, MFFO increased by $8.6 million, principally reflecting our 2014 and 2015 investment activity.

Financial Condition

We terminated our initial public offering on September 15, 2013. The proceeds from this offering were fully invested during the second quarter of 2014. We commenced our follow-on offering on December 20, 2013, which terminated on December 31, 2014. We expect to use the remaining proceeds from our follow-on offering, in addition to long-term secured and unsecured borrowings, to continue to acquire hotels and to own and manage our expanded hotel portfolio as well as seek to enhance the value of our interests in lodging and lodging-related properties.

As a REIT, we are not subject to U.S. federal income taxes on amounts distributed to stockholders provided we meet certain conditions, including distributing at least 90% of our taxable income to stockholders. Our distributions since inception have exceeded our earnings and our FFO and have been primarily paid from offering proceeds. Until we have substantially invested the net proceeds from our follow-on offering and substantially complete significant planned renovations, we expect that distributions will be paid in whole or in part from offering proceeds, borrowings and other sources, without limitation.

As a REIT, we are permitted to own lodging properties but are prohibited from operating these properties. In order to comply with applicable REIT qualification rules, we enter into leases for each of our lodging properties with our wholly-owned taxable REIT subsidiaries, or TRSs and, collectively, the TRS lessees. The TRS Lessees in turn contract with independent hotel management companies that manage day-to-day operations of our hotels under the oversight of our subadvisor.

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

CWI 3/31/2015 10-Q – 29

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

Sources and Uses of Cash During the Period

We expect to use the cash flow generated from hotel operations to meet our normal recurring operating expenses and service debt. Our cash flows fluctuate from period to period due to a number of factors, which may include, among other things, the financial and operating performance of our hotels, the timing of purchases of hotels, the timing and characterization of distributions from equity method investments in hotels and seasonality in the demand for our hotels. Also, many hotels we invest in will undergo renovations. During periods of renovation, hotels may experience disruptions, possibly resulting in reduced revenue and operating income. Despite these fluctuations, we believe that, as we continue to invest the proceeds from our follow-on offering, we will generate sufficient cash from operations and from our equity method investments to meet our normal recurring short-term and long-term liquidity needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities

During the three months ended March 31, 2015, net cash provided by operating activities was $15.9 million, as compared to net cash provided by operating activities of $0.2 million for the same period in 2014. Net cash inflow during the three months ended March 31, 2015 primarily resulted from net cash flow from hotel operations generated by our 2015 Acquisitions and 2014 Acquisitions, which more than offset acquisition-related expenses and other operating costs.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2015 was $220.2 million, primarily the result of cash outflows related to our 2015 Acquisitions totaling $207.9 million (Note 4). In addition, we funded $13.7 million of capital expenditures for our Consolidated Hotels and placed funds into and released funds from lender-held escrow accounts totaling $16.7 million and $19.9 million, respectively, for renovations, property taxes and insurance. We also placed deposits for hotel investments totaling $2.1 million.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2015 was $32.5 million, primarily as a result of mortgage financing obtained in connection with our 2015 Acquisitions of $43.5 million and proceeds received from the refinancing of the non-recourse mortgage on the Hampton Inn Boston Braintree of $12.0 million (Note 9), as well as proceeds from the issuance of shares, net of issuance costs, totaling $8.8 million, primarily from distributions that were reinvested in shares of our common stock by stockholders through our DRIP during the three months ended March 31, 2015.

These inflows were partially offset by cash distributions paid to stockholders of $14.9 million, distributions to noncontrolling interests totaling $2.3 million, deposits for mortgage financing of $1.9 million, repayments and prepayments of mortgage financing totaling $10.4 million and deferred financing costs of $0.6 million.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. For the three months ended March 31, 2015, we paid distributions to stockholders of $14.9 million, which were comprised of cash distributions of $5.7 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $9.2 million. From inception through March 31, 2015, we declared distributions, excluding distributions paid in shares of our common stock, to stockholders totaling $91.6 million, which were comprised of cash distributions of $36.2 million and $55.4 million of distributions that were reinvested by stockholders in shares of our common stock pursuant to our DRIP. We believe that FFO, a non-GAAP metric, is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. To date, we have not yet generated sufficient FFO to fund all our distributions; therefore, we funded a substantial portion of our cash distributions through March 31, 2015 from the remaining proceeds of our public offerings, with the balance being funded by FFO.

CWI 3/31/2015 10-Q – 30

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the three months ended March 31, 2015, we redeemed 174,339 shares of our common stock pursuant to our redemption plan, at an average price per share of $9.85, including 119,320 shares that were requested to be redeemed in the fourth quarter of 2014 that were approved by our board of directors to be deferred to January 2015 in order to correspond with the announcement of our NAV, which serves as the basis for the redemption price under the program. We funded share redemptions during the three months ended March 31, 2015 from the proceeds of the sale of shares of our common stock pursuant to our DRIP.

Summary of Financing

The table below summarizes our non-recourse debt (dollars in thousands):

	March 31, 2015	December 31, 2014
Carrying Value
Fixed rate	$686,068	$642,974
Variable rate:
Amount subject to interest rate swap	193,950	203,920
Amount subject to interest rate cap, if applicable	134,699	122,700
	328,649	326,620
	$1,014,717	$969,594
Percent of Total Debt
Fixed rate	68%	66%
Variable rate	32%	34%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.4%	4.5%
Variable rate (a)	4.5%	4.6%
___________

(a)	The impact of our derivative instruments are reflected in the weighted-average interest rates above.

Cash Resources

At March 31, 2015, our cash resources consisted of cash totaling $159.0 million, of which $45.6 million was designated as hotel operating cash. Our cash resources may be used to fund future investments and can be used for working capital needs, debt service and other commitments, such as renovation commitments as noted below.

As of March 31, 2015, we, along with our affiliate, Carey Watermark Investors 2 Incorporated, were approved to borrow up to $75.0 million, in the aggregate, from WPC, at the sole discretion of the management of WPC, for the purpose of facilitating acquisitions approved by our investment committee (Note 3). This amount was increased to $110.0 million in April 2015. As of the date of this Report, $102.5 million has been borrowed by Carey Watermark Investors 2 Incorporated.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include acquiring new investments, paying distributions to our stockholders, reimbursing our advisor for costs incurred on our behalf, fulfilling our renovation commitments (Note 10), funding lease commitments, making scheduled debt payments, including mortgage balloon payments on our Consolidated Hotels totaling $18.0 million and our share of a balloon payment scheduled for an Unconsolidated Hotel totaling $19.9 million, as well as other normal recurring operating expenses. We intend to refinance certain of these loans, although there can be no assurance that we will be able to do so on favorable terms, if at all. We expect to fund future investments, renovations, lease commitments and scheduled debt maturities on our mortgage loans through cash on hand, cash generated from operations,

CWI 3/31/2015 10-Q – 31

mortgage financing or, for acquisitions and renovations, through short-term borrowings from WPC or its affiliates (Note 3) and amounts held in escrow accounts, respectively.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at March 31, 2015 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — Principal (a)	$1,014,740	$22,930	$254,581	$300,834	$436,395
Interest on borrowings (b)	216,271	45,284	80,865	53,565	36,557
Contractual capital commitments (c)	63,873	14,605	49,268	—	—
Operating and other lease commitments (d)	675,121	3,394	6,999	7,291	657,437
Asset retirement obligation, net (e)	485	—	—	—	485
	$1,970,490	$86,213	$391,713	$361,690	$1,130,874
___________

(a)	Excludes unamortized discount of less than $0.1 million.

(b)	For variable-rate debt, interest on borrowings is calculated using the swapped or capped interest rate, when in effect.

(c)	Capital commitments represent our remaining contractual renovation commitments at our Consolidated Hotels.

(d)
Operating and other lease commitments consist of rent obligations under ground leases and our share of future rents payable pursuant to the advisory agreement for the purpose of leasing office space used for the administration of real estate entities. At March 31, 2015, this balance primarily related to our commitments on ground leases for two hotels, which expire in 2087 and 2099 and have rent obligations consistently increasing throughout their respective terms; therefore, the most significant commitments occur near the conclusion of the leases.

(e)	Represents the future amount of an obligation estimated for the removal of asbestos and environmental waste in connection with one of our hotels upon the retirement or sale of the asset.

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

FFO and MFFO

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, or NAREIT, has promulgated a non-GAAP measure known as FFO, which we believe to be an appropriate supplemental measure, when used in addition to and in conjunction with results presented in accordance with GAAP, to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental non-GAAP measure. FFO is not equivalent to nor a substitute for net income or loss as determined under GAAP.

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

CWI 3/31/2015 10-Q – 32

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

CWI 3/31/2015 10-Q – 33

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

CWI 3/31/2015 10-Q – 34

FFO and MFFO were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net loss attributable to CWI stockholders	$(11,954)	$(8,574)
Adjustments:
Depreciation and amortization of real property	14,326	9,065
Proportionate share of adjustments for partially-owned entities — FFO adjustments	(1,541)	(903)
FFO — as defined by NAREIT	831	(412)
Acquisition expenses (a)	6,388	379
Straight-line and other rent adjustments	1,372	603
Other income and (expenses)	147	—
Fair market value adjustments	23	—
Other depreciation, amortization and non-cash charges	—	19
Proportionate share of adjustments for partially-owned entities — MFFO adjustments	54	(364)
Total adjustments	7,984	637
MFFO	$8,815	$225
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

At March 31, 2015, we were exposed to concentrations within the brands under which we operate our hotels and within the geographic areas in which we have invested. We operate in the U.S. market only. For the three months ended March 31, 2015, we generated more than 10% of our revenue from the following hotels: Hawks Cay Resort (15.3%) and Marriott Sawgrass Golf Resort and Spa (12.2%); we generated more than 10% of our revenue from hotels in each of the following states: Florida (33.0%), California (14.3%), and Texas (13.8%); and we generated more than 10% of our revenue from hotels included in the following brands: Marriott (40.6%, including Courtyard by Marriott, Marriott, Marriott Autograph Collection and Renaissance), Independent (21.0%, including Hawks Cay Resort, Hutton Hotel Nashville and Sanderling Resort) and Hilton (11.9%, including Hampton Inn, Hilton Garden Inn and Homewood Suites).

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

CWI 3/31/2015 10-Q – 35

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

At March 31, 2015, we estimated that the total fair value of our interest rate swaps and caps, which are included in Other assets and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $1.0 million (Note 8).

At March 31, 2015, all of our long-term debt bore interest at fixed rates, was swapped to a fixed rate or was subject to an interest rate cap. The annual interest rates on our fixed-rate debt at March 31, 2015 ranged from 3.6% to 5.3%. The contractual annual interest rates on our variable-rate debt at March 31, 2015 ranged from 3.2% to 5.7%. Our debt obligations are more fully described under Financial Condition in Item 2 above. The following table presents principal cash outflows for our Consolidated Hotels based upon expected maturity dates of our debt obligations outstanding at March 31, 2015 (in thousands):

	2015 (Remainder)	2016	2017	2018	2019	Thereafter	Total	Fair Value
Fixed-rate debt	$19,880	$4,164	$7,702	$117,027	$98,868	$438,450	$686,091	$705,647
Variable-rate debt	$1,610	$81,638	$90,649	$55,679	$99,073	$—	$328,649	$332,666

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates, has effectively been converted to a fixed rate through the use of interest rate swaps or that has been subject to an interest rate cap is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at March 31, 2015 by an aggregate increase of $38.3 million or an aggregate decrease of $42.8 million, respectively.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2015 at a reasonable level of assurance.

CWI 3/31/2015 10-Q – 36

Changes in Internal Control Over Financial Reporting

In January 2015, we implemented an enterprise resource planning system and accordingly have updated our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and to take advantage of enhanced automated controls provided by the new system. We have taken the necessary steps for establishing and maintaining effective internal control over financial reporting as of March 31, 2015.

Other than as expressly noted above, there have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CWI 3/31/2015 10-Q – 37

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2015, we issued 93,738 shares of common stock to the advisor as consideration for asset management fees and 2,731 shares as consideration for personnel and overhead cost reimbursement, all at $10.30 per share, which represents our most recently published NAV. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended March 31, 2015:

2015 Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January	119,320	$9.88	N/A	N/A
February	—	—	N/A	N/A
March	55,019	9.79	N/A	N/A
Total	174,339
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

CWI 3/31/2015 10-Q – 38

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing

10.1	Agreement for Sale and Purchase of Hotel Westin Minneapolis, dated as of January 8, 2015, by and between HEI Minneapolis LLC and CWI Minneapolis Hotel, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-54263) dated April 30, 2015

10.2	Agreement for Sale and Purchase of Hotel Westin Pasadena, dated as of February 23, 2015, by and between HEI Pasadena LLC and CWI Pasadena Hotel, LP	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-54263) dated April 30, 2015

10.3	Second Amendment to Advisory Agreement, dated as of May 12, 2015, by and among Carey Watermark Investors Incorporated, CWI OP, LP and Carey Lodging Advisors, LLC	Filed herewith

10.4	First Amendment to Subadvisory Agreement, dated as of May 12, 2015, by and between Carey Lodging Advisors, LLC and CWA, LLC	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Carey Watermark Investors Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2015 and 2014, (iv) Consolidated Statements of Equity for the three months ended March 31, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CWI 3/31/2015 10-Q – 39

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors Incorporated
Date:	May 14, 2015
		By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Financial Officer
(Principal Accounting and Financial Officer)

CWI 3/31/2015 10-Q – 40

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
10.1	Agreement for Sale and Purchase of Hotel Westin Minneapolis, dated as of January 8, 2015, by and between HEI Minneapolis LLC and CWI Minneapolis Hotel, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-54263) dated April 30, 2015

10.2	Agreement for Sale and Purchase of Hotel Westin Pasadena, dated as of February 23, 2015, by and between HEI Pasadena LLC and CWI Pasadena Hotel, LP	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-54263) dated April 30, 2015

10.3	Second Amendment to Advisory Agreement, dated as of May 12, 2015, by and among Carey Watermark Investors Incorporated, CWI OP, LP and Carey Lodging Advisors, LLC	Filed herewith

10.4	First Amendment to Subadvisory Agreement, dated as of May 12, 2015, by and between Carey Lodging Advisors, LLC and CWA, LLC	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Carey Watermark Investors Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2015 and 2014, (iv) Consolidated Statements of Equity for the three months ended March 31, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.
Filed herewith