Form 10-Q
period 2015-06-30
Carey Watermark Investors Inc
filed 2015-08-14
CIK 1430259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Registrant has 131,957,441 shares of common stock, $0.001 par value, outstanding at August 7, 2015.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on March 12, 2015, or the 2014 Annual Report. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

CWI 6/30/2015 10-Q – 1

PART I
Item 1. Financial Statements.

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
Assets
Investments in real estate:
Hotels, at cost	$2,111,554	$1,569,200
Accumulated depreciation	(88,914)	(59,903)
Net investments in hotels	2,022,640	1,509,297
Equity investments in real estate	87,259	13,177
Cash	110,907	330,811
Intangible assets, net	92,649	41,869
Accounts receivable	27,154	14,583
Restricted cash	73,577	61,624
Other assets	27,398	30,894
Total assets	$2,441,584	$2,002,255
Liabilities and Equity
Liabilities:
Non-recourse debt	$1,318,826	$969,594
Accounts payable, accrued expenses and other liabilities	98,312	68,798
Due to related parties and affiliates	6,998	2,059
Distributions payable	17,995	14,859
Total liabilities	1,442,131	1,055,310
Commitments and contingencies (Note 10)
Equity:
CWI stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized; 131,541,891 and 129,395,679 shares issued, respectively; and 130,873,237 and 129,083,977 shares outstanding, respectively	132	129
Additional paid-in capital	1,100,092	1,078,768
Distributions and accumulated losses	(188,810)	(142,123)
Accumulated other comprehensive loss	(1,086)	(517)
Less: treasury stock at cost, 668,654 and 311,702 shares, respectively	(6,508)	(3,000)
Total CWI stockholders’ equity	903,820	933,257
Noncontrolling interests	95,633	13,688
Total equity	999,453	946,945
Total liabilities and equity	$2,441,584	$2,002,255

See Notes to Consolidated Financial Statements.

CWI 6/30/2015 10-Q – 2

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Hotel Revenues
Rooms	$97,497	$62,354	$173,604	$102,570
Food and beverage	28,297	16,758	52,129	29,962
Other operating revenue	10,397	7,745	20,246	14,010
Total Hotel Revenues	136,191	86,857	245,979	146,542
Operating Expenses
Hotel Expenses
Rooms	19,903	15,607	37,093	28,485
Food and beverage	19,765	12,060	36,792	22,207
Other hotel operating expenses	5,609	4,209	10,888	7,693
Sales and marketing	13,220	7,450	24,804	12,916
General and administrative	10,757	6,516	20,363	11,905
Property taxes, insurance, rent and other	12,543	6,140	24,072	10,698
Repairs and maintenance	4,350	2,926	8,839	5,525
Utilities	3,385	2,349	6,764	4,518
Management fees	3,180	2,039	5,808	3,242
Depreciation and amortization	16,972	10,566	31,272	19,485
Total Hotel Expenses	109,684	69,862	206,695	126,674

Other Operating Expenses
Acquisition-related expenses	11,105	14,998	17,493	15,377
Corporate general and administrative expenses	2,938	2,593	5,924	5,222
Asset management fees to affiliate and other expenses	2,847	1,602	5,415	3,019
Total Other Operating Expenses	16,890	19,193	28,832	23,618
Operating Income (Loss)	9,617	(2,198)	10,452	(3,750)
Other Income and (Expenses)
Interest expense	(12,863)	(8,344)	(24,358)	(15,297)
Equity in earnings of equity method investments in real estate	2,256	273	2,916	398
Net gain on extinguishment of debt (Note 9)	1,987	—	1,840	—
Other income	2,375	15	2,386	26
	(6,245)	(8,056)	(17,216)	(14,873)
Income (Loss) from Operations Before Income Taxes	3,372	(10,254)	(6,764)	(18,623)
Provision for income taxes	(2,465)	(1,684)	(3,476)	(2,101)
Net Income (Loss)	907	(11,938)	(10,240)	(20,724)
Loss (income) attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $2,045, $108, $3,892 and $1,055, respectively)	206	(188)	(597)	24
Net Income (Loss) Attributable to CWI Stockholders	$1,113	$(12,126)	$(10,837)	$(20,700)
Basic and Diluted Income (Loss) Per Share	$0.01	$(0.16)	$(0.08)	$(0.29)
Basic and Diluted Weighted-Average Shares Outstanding	130,859,012	76,074,511	130,353,785	72,349,047

Distributions Declared Per Share	$0.1375	$0.1375	$0.2750	$0.2750

See Notes to Consolidated Financial Statements.

CWI 6/30/2015 10-Q – 3

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Income (Loss)	$907	$(11,938)	$(10,240)	$(20,724)
Other Comprehensive Income (Loss)
Other comprehensive loss before reclassifications — unrealized loss on derivative instruments	(70)	(1,548)	(1,801)	(2,229)
Amounts reclassified from accumulated other comprehensive loss to Interest expense — loss on derivative instruments	403	414	807	826
Amounts reclassified from accumulated other comprehensive loss to Equity in earnings of equity method investment in real estate — loss on derivative instruments	133	135	265	267
Comprehensive Income (Loss)	1,373	(12,937)	(10,969)	(21,860)

Amounts Attributable to Noncontrolling Interests
Net loss (income)	206	(188)	(597)	24
Change in unrealized (gain) loss on derivative instruments	(150)	293	160	528
Comprehensive loss attributable to noncontrolling interests	56	105	(437)	552
Comprehensive Income (Loss) Attributable to CWI Stockholders	$1,429	$(12,832)	$(11,406)	$(21,308)

See Notes to Consolidated Financial Statements.

CWI 6/30/2015 10-Q – 4

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Six Months Ended June 30, 2015 and 2014
(in thousands, except share and per share amounts)

	CWI Stockholders
	Shares	Common Stock	Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Treasury Stock	Total CWI Stockholders	Noncontrolling Interests	Total
Balance at January 1, 2015	129,083,977	$129	$1,078,768	$(142,123)	$(517)	$(3,000)	$933,257	$13,688	$946,945
Net loss				(10,837)			(10,837)	597	(10,240)
Shares issued, net of offering costs	2,014,660	3	20,101				20,104		20,104
Shares issued to affiliates	96,471		994				994		994
Contributions from noncontrolling interests							—	86,397	86,397
Distributions to noncontrolling interests							—	(4,889)	(4,889)
Shares issued under share incentive plans	17,605		49				49		49
Stock-based compensation to directors	17,476		180				180		180
Distributions declared ($0.2750 per share)				(35,850)			(35,850)		(35,850)
Other comprehensive loss:
Change in net unrealized loss on derivative instruments					(569)		(569)	(160)	(729)
Repurchase of shares	(356,952)					(3,508)	(3,508)		(3,508)
Balance at June 30, 2015	130,873,237	$132	$1,100,092	$(188,810)	$(1,086)	$(6,508)	$903,820	$95,633	$999,453

Balance at January 1, 2014	67,703,835	$68	$525,000	$(62,868)	$(136)	$(525)	$461,539	$12,746	$474,285
Net loss				(20,700)			(20,700)	(24)	(20,724)
Shares issued, net of offering costs	12,384,238	13	111,453				111,466		111,466
Shares issued to affiliates	373,818		3,745				3,745		3,745
Contributions from noncontrolling interests							—	7,886	7,886
Distributions to noncontrolling interests							—	(1,055)	(1,055)
Shares issued under share incentive plans	8,662		93				93		93
Stock-based compensation to directors	18,000		180				180		180
Distributions declared ($0.2750 per share)				(19,861)			(19,861)		(19,861)
Other comprehensive loss:
Change in net unrealized loss on derivative instruments					(608)		(608)	(528)	(1,136)
Repurchase of shares	(124,471)					(1,195)	(1,195)		(1,195)
Balance at June 30, 2014	80,364,082	$81	$640,471	$(103,429)	$(744)	$(1,720)	$534,659	$19,025	$553,684

See Notes to Consolidated Financial Statements.

CWI 6/30/2015 10-Q – 5

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash Flows — Operating Activities
Net loss	$(10,240)	$(20,724)
Adjustments to net loss:
Depreciation and amortization	31,272	19,485
Straight-line rent adjustments	2,694	1,499
Equity in earnings of equity method investments in real estate in excess of distributions received	(2,660)	(398)
Net gain on extinguishment of debt (Note 9)	(1,982)	—
Amortization of deferred financing costs, ground lease intangible and other	762	995
Amortization of stock-based compensation expense	320	273
Asset management fees and reimbursable costs to affiliates settled in shares	—	4,761
Increase (decrease) in due to related parties and affiliates	5,839	(2,174)
Net changes in other operating assets and liabilities	3,960	1,368
Receipt of key money and other deferred incentive payments	2,713	—
Net Cash Provided by Operating Activities	32,678	5,085

Cash Flows — Investing Activities
Acquisition of hotels	(511,333)	(415,278)
Funds placed in escrow	(51,790)	(33,630)
Purchase of equity interest	(38,327)	—
Funds released from escrow	36,616	27,952
Proceeds from sale of investment (Note 4)	28,995	—
Capital expenditures	(31,342)	(10,494)
Deposits released for hotel investments	8,600	8,230
Deposits for hotel investments	(2,100)	(8,230)
Distributions received from equity investments in excess of equity income	563	298
Net Cash Used in Investing Activities	(560,118)	(431,152)

Cash Flows — Financing Activities
Proceeds from mortgage financing	274,000	266,547
Contributions from noncontrolling interests	86,397	7,886
Distributions paid	(32,712)	(18,737)
Scheduled payments and prepayments of mortgage principal	(27,285)	(941)
Proceeds from issuance of shares, net of offering costs	19,823	108,427
Distributions to noncontrolling interests	(4,889)	(1,055)
Deferred financing costs	(3,862)	(2,089)
Purchase of treasury stock	(3,508)	(1,230)
Deposits for mortgage financing	(2,014)	(647)
Deposits released for mortgage financing	1,914	183
Purchase of interest rate caps	(238)	(113)
Withholding on restricted stock units	(90)	(49)
Proceeds from note payable to affiliate	—	11,000
Net Cash Provided by Financing Activities	307,536	369,182

Change in Cash During the Period
Net decrease in cash	(219,904)	(56,885)
Cash, beginning of period	330,811	109,373
Cash, end of period	$110,907	$52,488
See Notes to Consolidated Financial Statements.

CWI 6/30/2015 10-Q – 6

CAREY WATERMARK INVESTORS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business

Organization

Carey Watermark Investors Incorporated, or CWI or CWI 1, and, together with its consolidated subsidiaries, we, us, or our, is a publicly-owned, non-listed real estate investment trust, or REIT, formed as a Maryland corporation in March 2008 for the purpose of acquiring, owning, disposing of and, through our advisor, managing and seeking to enhance the value of interests in lodging and lodging-related properties primarily in the United States, or U.S. We conduct substantially all of our investment activities and own all of our assets through CWI OP, LP, or the Operating Partnership. We are a general partner and a limited partner and own a 99.985% capital interest in the Operating Partnership. Carey Watermark Holdings, LLC, or Carey Watermark Holdings, which is owned indirectly by both W. P. Carey Inc., or WPC, and Watermark Capital Partners, LLC, or Watermark Capital Partners, hold a special general partner interest in the Operating Partnership.

We are managed by Carey Lodging Advisors, LLC, or our advisor, an indirect subsidiary of WPC. Our advisor manages our overall portfolio, including providing oversight and strategic guidance to the independent hotel operators that manage our hotels. Our subadvisor, CWA, LLC, a subsidiary of Watermark Capital Partners, provides services to our advisor primarily relating to acquiring, managing, financing and disposing of our hotels and overseeing the independent operators that manage the day-to-day operations of our hotels. In addition, our subadvisor provides us with the services of our chief executive officer during the term of the subadvisory agreement, subject to the approval of our independent directors.

We held ownership interests in 33 hotels at June 30, 2015. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 — Portfolio Overview for a complete listing of the hotels that we consolidate, or our Consolidated Hotels, and the hotels that we record as equity investments, or our Unconsolidated Hotels, at June 30, 2015.

Public Offerings

We raised $575.8 million through our initial public offering, which ran from September 15, 2010 through September 15, 2013. The proceeds from our initial public offering were fully invested by the end of the second quarter of 2014. We raised $577.4 million through our follow-on offering, which ran from December 20, 2013 through December 31, 2014. From inception through June 30, 2015, we also raised $55.5 million through our distribution reinvestment plan, or DRIP. We intend to continue to invest the remaining proceeds from our follow-on offering and DRIP in lodging and lodging-related properties.

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

CWI 6/30/2015 10-Q – 7

Notes to Consolidated Financial Statements (Unaudited)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.  Additionally, on January 1, 2015, we adopted the Uniform System of Accounts for the Lodging Industry, Eleventh Revised Edition, which mandates a prospective reclassification of certain hotel revenue and hotel expense items within the income statement. During the three and six months ended June 30, 2014, we included rent paid to third-party condominium owners totaling $2.6 million and $5.3 million, respectively, in Room expense in our consolidated financial statements. Beginning in 2015, these expenses, which totaled $2.7 million and $5.7 million for the three and six months ended June 30, 2015, respectively, were included in Property taxes, insurance, rent and other.

Basis of Consolidation

Our consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries. The portions of equity in consolidated subsidiaries that are not attributable, directly or indirectly, to us are presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

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

We account for the capital interest held by Carey Watermark Holdings in the Operating Partnership as a noncontrolling interest. Based on the terms of the Operating Partnership agreement and given that the initial investors are not yet earning their minimal return, the noncontrolling interest representing Carey Watermark Holding’s interest in the Operating Partnership has absorbed the operating losses to the extent of its original investment, and accordingly, no losses were allocated to Carey Watermark Holdings during the three and six months ended June 30, 2015 or 2014.

Recent Accounting Requirements

The following Accounting Standards Updates, or ASUs, promulgated by the Financial Accounting Standards Board are applicable to us:

ASU 2014-09, Revenue from Contracts with Customers (Topic 606) — ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. Additionally, this guidance modifies disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In April 2015, the Financial Accounting Standards Board issued a proposed ASU to defer the effective date of ASU 2014-09 by one year. In July 2015, the Financial Accounting Standards Board affirmed its proposal to defer the effective date of the new revenue standard for all entities by one year and directed the staff to draft a final ASU for vote by written ballot. Upon issuance of the final ASU deferring the effective date, ASU 2014-09 would be effective beginning in 2018, and early adoption is permitted but not before 2017, the original public company effective date. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30) — ASU 2015-03 changes the presentation of debt issuance costs, which are currently recognized as a deferred charge (that is, an asset) and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 does not affect the recognition and measurement guidance for debt issuance costs. ASU 2015-03 is effective for periods beginning after December 15, 2015, early adoption is permitted and retrospective application is required. We are currently evaluating the impact of ASU 2015-03 on our consolidated financial statements.

CWI 6/30/2015 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Agreements and Transactions with Related Parties

Agreements with Our Advisor and Affiliates

We have an advisory agreement with our advisor to perform certain services for us under a fee arrangement, including managing our overall business, the identification, evaluation, negotiation, purchase and disposition of lodging-related properties and the performance of certain administrative duties. The agreement that is currently in effect will expire on September 30, 2015, unless renewed pursuant to its terms. Our advisor has entered into a subadvisory agreement with our subadvisor, whereby our advisor pays 20% of the fees earned under the advisory agreement to our subadvisor and our subadvisor provides certain personnel services to us.

The following tables present a summary of fees we paid and expenses we reimbursed to our advisor, subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amounts Included in the Consolidated Statements of Operations
Acquisition fees	$8,237	$10,753	$13,919	$10,753
Asset management fees	2,841	1,597	5,394	2,999
Available Cash Distribution	2,045	108	3,892	1,055
Personnel and overhead reimbursements	1,778	1,273	3,626	2,588
	$14,901	$13,731	$26,831	$17,395

Other Transaction Fees Incurred
Capitalized acquisition fees for equity method investments	$1,915	$—	$1,915	$—
Capitalized loan refinancing fee	150	—	270	—
Offering costs	43	1,591	171	2,317
Selling commissions and dealer manager fees	—	9,073	—	10,845
	$2,108	$10,664	$2,356	$13,162

	June 30, 2015	December 31, 2014
Amounts Due to Related Parties and Affiliates
Other amounts due to our advisor	$4,300	$965
Reimbursable costs	1,872	338
Due to joint venture partners and other	715	367
Due to WPC	67	67
Organization and offering costs due to our advisor	44	322
	$6,998	$2,059

Acquisition Fees

Our advisor receives acquisition fees of 2.5% of the total investment cost of the properties acquired, including on our proportionate share of equity method investments, and loans originated by us, not to exceed 6% of the aggregate contract purchase price of all investments and loans.

Asset Management Fees, Dispositions Fees and Loan Refinancing Fees

We pay our advisor an annual asset management fee equal to 0.5% of the aggregate Average Market Value of our Investments, both as defined in our advisory agreement with our advisor. Our advisor is also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property, as well as a loan refinancing fee of up to 1% of a refinanced loan, if certain conditions described in the advisory agreement are met. If our advisor elects to receive all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV, or, during an offering, our offering price of $10.00 per share. We paid our asset management fees in cash for the

CWI 6/30/2015 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

three and six months ended June 30, 2015 and in shares of our common stock for the three and six months ended June 30, 2014. For the six months ended June 30, 2015, $1.0 million in asset management fees were settled in shares, which related to fees incurred during the fourth quarter of 2014. For the six months ended June 30, 2014, $2.8 million in asset management fees were settled in shares. At June 30, 2015, our advisor owned 1,501,028 shares (1.1%) of our outstanding common stock. Asset management fees are included in Asset management fees to affiliate and other expenses in the consolidated financial statements. No disposition fees were recognized during the three and six months ended June 30, 2015 and 2014.

Personnel and Overhead Reimbursements/Reimbursable Costs

Pursuant to the subadvisory agreement, after we reimburse our advisor, it will subsequently reimburse our subadvisor for personnel costs and other charges. We also grant restricted stock units to employees of our subadvisor pursuant to our 2010 Equity Incentive Plan. Our subadvisor provides us with the services of Michael G. Medzigian, our chief executive officer, during the term of the subadvisory agreement, subject to the approval of our board of directors. In addition, pursuant to the advisory agreement, we reimburse our advisor for the actual cost of personnel allocable to their time devoted to providing administrative services to us, as well as rent expense. These reimbursements are included in Corporate general and administrative expenses and Due to related parties and affiliates in the consolidated financial statements. We paid these reimbursements in cash for the three and six months ended June 30, 2015 and in shares of our common stock, at the election of our advisor, for the three and six months ended June 30, 2014. For the six months ended June 30, 2015, less than $0.1 million in reimbursements were settled in shares that related to reimbursements incurred during the fourth quarter of 2014. For the six months ended June 30, 2014, $0.9 million of such fees were settled in shares.

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

Other Amounts Due to Our Advisor

At June 30, 2015, this balance primarily represented acquisition fees of $2.2 million payable to the advisor in relation to the Ritz-Carlton Fort Lauderdale acquired on June 30, 2015, which was paid in the third quarter of 2015 (Note 4). The remainder of the balance at June 30, 2015 and the entire balance at December 31, 2014 primarily represents asset management fees payable.

Due to Joint Venture Partners and Other

This balance is primarily comprised of amounts due from consolidated joint ventures to our joint venture partners related to hotel operating expenses paid by hotel managers that are affiliates of our joint venture partners, which will be reimbursed.

Organization and Offering Costs

Pursuant to our advisory agreement, we were liable for certain expenses related to our public offerings, including filing, legal, accounting, printing, advertising, transfer agent, and escrow fees, which were deducted from the gross proceeds of the offering. We reimbursed Carey Financial or selected dealers for reasonable bona fide due diligence expenses incurred that were supported by a detailed and itemized invoice. The total underwriting compensation to Carey Financial and selected dealers in connection with the offerings cannot exceed limitations prescribed by the Financial Industry Regulatory Authority, Inc. Our advisor agreed to be responsible for the repayment of organization and offering expenses (excluding selling commissions and dealer manager fees paid to Carey Financial and selected dealers and fees paid and expenses reimbursed to selected dealers)

CWI 6/30/2015 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

that exceed in the aggregate 2% of the gross proceeds from the initial public offering and 4% of the gross proceeds from the follow-on offering.

Through June 30, 2015, our advisor incurred organization and offering costs on our behalf related to our follow-on offering of approximately $3.5 million, all of which we were obligated to pay. As of June 30, 2015, less than $0.1 million was unpaid and included in Due to related parties and affiliates in the consolidated financial statements. During the six months ended June 30, 2015, we charged $0.2 million of deferred offering costs to stockholder’s equity.

Jointly-Owned Investments and Other Transactions with Affiliates

At June 30, 2015, we owned interests in two jointly-owned investments with our affiliate, Carey Watermark Investors 2 Incorporated, or CWI 2, which is a publicly-owned, non-listed REIT that is also advised by our advisor and invests in lodging and lodging-related properties: the Ritz-Carlton Key Biscayne, a Consolidated Hotel, and the Marriott Sawgrass Golf Resort & Spa, an Unconsolidated Hotel. See Notes 4 and 5 for further discussion.

In September 2014, our board of directors and the board of directors of WPC approved unsecured loans to us and our affiliate, CWI 2, of up to $75.0 million in the aggregate, at a rate equal to the rate at which WPC is able to borrow funds under its senior unsecured credit facility, for the purpose of facilitating acquisitions approved by our respective investment committees that we might not otherwise have sufficient available funds to complete. Any such loans may be made solely at the discretion of WPC’s management. In April 2015, this aggregate amount was increased to $110.0 million. At June 30, 2015, we had not borrowed any amounts under this unsecured loan but $102.5 million had been borrowed by CWI 2. On July 29, 2015, CWI 2 made a repayment of $25.0 million on the unsecured loan.

Note 4. Net Investments in Hotels

Net investments in hotels are summarized as follows (in thousands):

	June 30, 2015	December 31, 2014
Buildings	$1,553,552	$1,226,880
Land	376,712	214,522
Furniture, fixtures and equipment	121,142	88,464
Building and site improvements	49,795	21,989
Construction in progress	10,353	17,345
Hotels, at cost	2,111,554	1,569,200
Less: Accumulated depreciation	(88,914)	(59,903)
Net investments in hotels	$2,022,640	$1,509,297

2015 Acquisitions

During the six months ended June 30, 2015, we acquired five Consolidated Hotels, with real estate and other hotel assets, net of assumed liabilities and contributions from noncontrolling interests, totaling $424.9 million. In connection with these acquisitions, we expensed acquisition costs of $17.4 million, including acquisition fees of $13.9 million paid to our advisor. See Note 9 for information about mortgage financing obtained in connection with our acquisitions and Note 10 for information about planned renovations on these hotels, as applicable.

CWI 6/30/2015 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

The following tables present a summary of assets acquired and liabilities assumed in these business combinations, each at the date of acquisition, and revenues and earnings thereon, since their respective dates of acquisition through June 30, 2015 (in thousands):

	2015 Acquisitions (a)
	Westin Minneapolis	Westin Pasadena	Hilton Garden Inn/Homewood Suites Atlanta Midtown	Ritz-Carlton Key Biscayne (b)	Ritz-Carlton Fort Lauderdale
Acquisition date	February 12, 2015	March 19, 2015	April 29, 2015	May 29, 2015	June 30, 2015
Cash consideration	$66,176	$141,738	$58,492	$68,925	$89,605
Assets acquired at fair value:
Land	6,405	22,785	5,700	117,200	36,500
Building and site improvements	57,105	112,215	47,680	144,282	60,022
Furniture, fixtures and equipment	2,846	7,379	4,135	9,907	3,484
Construction in progress	—	—	—	450	—
Intangible assets	—	—	720	43,100	7,500
Accounts receivable	97	94	100	7,957	2,894
Other assets	164	608	328	1,703	637
Liabilities assumed at fair value:
Non-recourse debt	—	—	—	(171,500)	—
Accounts payable, accrued expenses and other liabilities	(441)	(1,343)	(171)	(12,935)	(6,274)
Noncontrolling interests at fair value	—	—	—	(71,239)	(15,158)
Net assets acquired at fair value	$66,176	$141,738	$58,492	$68,925	$89,605

	From Acquisition date through June 30, 2015
Revenues	$6,199	$8,189	$2,087	$6,363	$52
Net income (loss)	$1,123	$1,741	$481	$29	$(26)
___________

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

(b)	We acquired a 47.34% interest in the joint venture owning this hotel, with our affiliate, CWI 2, acquiring a 19.33% interest. The remaining interest was retained by the seller.

Disposition

On April 1, 2015, we sold a 50% controlling interest in the Marriott Sawgrass Golf Resort & Spa, which we acquired in October 2014, to our affiliate, CWI 2, for a contractual sales price of $37.2 million. Our remaining 50% interest in the hotel is accounted for as an equity method investment (Note 5). We recognized other income of $2.4 million in our consolidated financial statements resulting primarily from the reimbursement we received from CWI 2 of 50% of the acquisition costs we incurred on our acquisition of the hotel in October 2014, which were expensed in prior periods.

Total revenue and net income from operations from this hotel prior to the date of sale were $13.3 million and $2.4 million, respectively, for the six months ended June 30, 2015.

CWI 6/30/2015 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

Pro Forma Financial Information

The following unaudited consolidated pro forma financial information presents our financial results as if our acquisitions, which are accounted for as business combinations, that we completed during the six months ended June 30, 2015 and 2014, and the new financings related to these acquisitions, had occurred on January 1, 2014 and 2013, respectively. The pro forma financial information is not necessarily indicative of what the actual results would have been had the acquisitions actually occurred on January 1, 2014, nor does it purport to represent the results of operations for future periods.

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Pro forma total revenues	$162,406	$147,222	$325,666	$282,588

Pro forma net income (loss)	$12,235	$4,398	$13,132	$(14,024)
Pro forma (income) loss from continuing operations attributable to noncontrolling interests	(4,708)	383	(8,112)	(599)
Pro forma income (loss) from continuing operations attributable to CWI stockholders	$7,527	$4,781	$5,020	$(14,623)
Pro forma loss per share:
Basic and diluted pro forma net income (loss) attributable to CWI stockholders	$0.06	$0.04	$0.04	$(0.12)
Basic and diluted pro forma weighted-average shares outstanding	130,859,012	125,196,796	130,353,785	125,582,601

The pro forma weighted-average shares outstanding were determined as if the number of shares issued in our public offering in order to raise the funds used for our Consolidated Hotel acquisitions that we completed during the six months ended June 30, 2015 and 2014 were issued on January 1, 2014 and 2013, respectively. All acquisition costs for our acquisitions completed during the six months ended June 30, 2015 and 2014 are presented as if they were incurred on January 1, 2014 and 2013, respectively.

Construction in Progress

At June 30, 2015 and December 31, 2014, construction in progress, recorded at cost, was $10.4 million and $17.3 million, respectively, and related primarily to renovations at Hawks Cay Resort, Marriott Boca Raton at Boca Center, Fairmont Sonoma Mission Inn & Spa, Sheraton Austin Hotel at the Capitol and Renaissance Chicago Downtown at June 30, 2015 and Hawks Cay Resort and Renaissance Chicago Downtown at December 31, 2014 (Note 10). We capitalize interest expense and certain other costs, such as property taxes, property insurance and hotel incremental labor costs, related to hotels undergoing major renovations. We capitalized $0.2 million and $1.2 million during the three and six months ended June 30, 2015, respectively, and $0.1 million during both the three and six months ended June 30, 2014.

During the six months ended June 30, 2015 and 2014, accrued capital expenditures increased by $3.3 million and decreased by $1.3 million, respectively, representing non-cash investing activity.

Note 5. Equity Investments in Real Estate

At June 30, 2015, we owned equity interests in four Unconsolidated Hotels, three of which with unrelated third parties and one with an affiliate, CWI 2. We do not control the ventures that own these hotels, but we exercise significant influence over them. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to our advisor that we incur and other-than-temporary impairment charges, if any).

Under the conventional approach of accounting for equity method investments, an investor applies its percentage ownership interest to the venture’s net income to determine the investor’s share of the earnings or losses of the venture. This approach is inappropriate if the venture’s capital structure gives different rights and priorities to its investors. We have priority returns on several of our equity method investments. Therefore, we follow the hypothetical liquidation at book value method in

CWI 6/30/2015 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

determining our share of these ventures’ earnings or losses for the reporting period as this method better reflects our claim on the ventures’ book value at the end of each reporting period. Earnings for our equity method investments are recognized in accordance with each respective investment agreement and, where applicable, based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period.

Ritz-Carlton Philadelphia Venture

On May 15, 2015, we purchased a 60% equity interest in an existing venture that owns and operates the Ritz-Carlton Philadelphia. The joint venture is not a VIE as there is sufficient equity at risk, the equity holders as a group have the characteristics of sufficient financial control, and neither party holds voting rights that are disproportionately less than its obligation to absorb expected losses. The Ritz-Carlton Philadelphia is undergoing a comprehensive public space and guestroom renovation estimated at $21.4 million. At the date we purchased our equity interest in the venture, the hotel planned to, and as of the date of this Report, is currently incurring capital expenditures, therefore capital expenditure decisions are expected to be made in the ordinary course of business. The annual operating budget for the hotel may not be effective without approval by the venture partner. Given the substantial renovations discussed above, the operations of the hotel are evolving and the budget is expected to fluctuate from year to year, and as a result, the above decisions will need to be made in the ordinary course of the operations of the hotel as contemplated in Accounting Standards Codification, or ASC, 810-20-55-9.

Based on the foregoing analysis, we determined that each of the rights outlined above represent substantive participating rights under ASC 810-20-25-16 and that the presumption of control has been overcome as detailed in ASC 810-20-25-11 and we further concluded that we should account for our interests in the Ritz-Carlton Philadelphia venture under the equity method of accounting.

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these ventures are affected by the timing and nature of distributions (dollars in thousands):

Hotels	State	Number of Rooms	% Owned	Our Initial Investment (a)	Acquisition Date	Hotel Type	Renovation Status at June 30, 2015	Carrying Value at
								June 30, 2015	December 31, 2014
Unconsolidated Hotels
Hyatt French Quarter Venture (b)	LA	254	80%	$13,000	9/6/2011	Full-service	Completed	$5,358	$4,197
Westin Atlanta Venture (c)	GA	372	57%	13,170	10/3/2012	Full-service	Completed	8,200	8,980
Marriott Sawgrass Golf Resort & Spa Venture (d)	FL	511	50%	33,758	10/3/2014	Resort	In progress	34,956	—
Ritz-Carlton Philadelphia Venture	PA	299	60%	38,327	5/15/2015	Full-service	Planned Future	38,745	—
		1,436		$98,255				$87,259	$13,177
___________

(a)	This amount represents purchase price plus capitalized costs, inclusive of fees paid to our advisor, at the time of acquisition.

(b)	We received cash distributions of $0.1 million and $0.3 million from this investment during the three and six months ended June 30, 2015, respectively.

(c)	We received cash distributions of $0.3 million and $0.6 million from this investment during the three and six months ended June 30, 2015, respectively.

(d)
On October 3, 2014, we acquired the Marriott Sawgrass Golf Resort & Spa. On April 1, 2015, we sold a 50% controlling interest to CWI 2 and began accounting for our interest in the hotel as an equity method investment. Our initial investment represents our remaining 50% interest in the Marriott Sawgrass Golf Resort & Spa venture.

CWI 6/30/2015 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth our share of equity earnings from our Unconsolidated Hotels, which are based on the hypothetical liquidation at book value model, as well as certain depreciation and amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Venture	2015	2014	2015	2014
Hyatt French Quarter Venture	$683	$559	$1,518	$930
Westin Atlanta Venture	(42)	(286)	(217)	(532)
Marriott Sawgrass Golf Resort & Spa Venture	1,197	—	1,197	—
Ritz-Carlton Philadelphia Venture	418	—	418	—
	$2,256	$273	$2,916	$398

No other-than-temporary impairment charges were recognized during either the six months ended June 30, 2015 or 2014.

At June 30, 2015 and December 31, 2014, the unamortized basis differences on our equity investments were $3.4 million and $1.6 million, respectively. Net amortization of the basis differences reduced the carrying values of our equity investments by less than $0.1 million for each of the six months ended June 30, 2015 and 2014.

Note 6. Intangible Assets and Liabilities

In connection with our investment activity during the six months ended June 30, 2015, we recorded intangible assets totaling $50.6 million, representing condo rental programs at the Ritz-Carlton Key Biscayne and Ritz-Carlton Fort Lauderdale with a weighted average life of 50.7 years and a below-market ground lease of $0.7 million at Hilton Garden Inn/Homewood Suites Atlanta Midtown with a life of 9.6 years.

Intangible assets and liabilities, included in Intangible assets, net and Accounts payable, accrued expenses and other liabilities, respectively, in the consolidated financial statements, are summarized as follows (dollars in thousands):

		June 30, 2015			December 31, 2014
	Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Villa/condo rental programs	45 – 55	$82,300	$(1,268)	$81,032	$31,700	$(837)	$30,863
Below-market hotel ground leases and parking garage lease	9.6 - 92.5	11,657	(240)	11,417	10,936	(167)	10,769
In-place leases	1 – 21	317	(117)	200	317	(80)	237
Total intangible assets, net		$94,274	$(1,625)	$92,649	$42,953	$(1,084)	$41,869

Amortizable Intangible Liability
Above-market hotel ground lease	85	$(2,100)	$26	$(2,074)	$(2,100)	$15	$(2,085)

Net amortization of intangibles was $0.3 million for each of the three months ended June 30, 2015 and 2014 and $0.5 million and $0.7 million for the six months ended June 30, 2015 and 2014, respectively. Amortization of in-place lease intangibles and the villa/condo rental programs is included in Depreciation and amortization, and amortization of hotel parking garage lease, hotel ground lease and above-market ground lease intangibles is included in Property taxes, insurance, rent and other in the consolidated financial statements.

CWI 6/30/2015 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

Based on the intangible assets recorded at June 30, 2015, scheduled annual amortization of intangibles for the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter is as follows (in thousands):

Years Ending December 31,	Increase to Depreciation and Amortization	Increase to Property Taxes, Insurance and Rent	Total
2015 (remainder)	$888	$85	$973
2016	1,765	170	1,935
2017	1,729	170	1,899
2018	1,718	170	1,888
2019	1,718	170	1,888
Thereafter	73,412	8,580	81,992
Total	$81,230	$9,345	$90,575

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

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the three and six months ended June 30, 2015 or 2014. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our non-recourse debt, which we have classified as Level 3, had a carrying value of $1.3 billion and $1.0 billion, and an estimated fair value of $1.3 billion and $990.1 million, at June 30, 2015 and December 31, 2014, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both June 30, 2015 and December 31, 2014.

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

CWI 6/30/2015 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

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

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive loss until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of any derivative is immediately recognized in earnings.

The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
as Hedging Instruments	Balance Sheet Location	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Interest rate swaps	Other assets	$83	$346	$—	$—
Interest rate caps	Other assets	198	218	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(1,024)	(690)
		$281	$564	$(1,024)	$(690)

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements. At both June 30, 2015 and December 31, 2014, no cash collateral had been posted nor received for any of our derivative positions.

We recognized unrealized losses of $0.1 million and $1.5 million in Other comprehensive loss on derivatives in connection with our interest rate swaps during the three months ended June 30, 2015 and 2014, respectively, and losses of $1.8 million and $2.2 million during the six months ended June 30, 2015 and 2014, respectively.

We reclassified losses of $0.4 million from Other comprehensive loss on derivatives into interest expense during both the three months ended June 30, 2015 and 2014, respectively, and losses of $0.8 million during both the six months ended June 30, 2015 and 2014, respectively.

Amounts reported in Other comprehensive loss related to interest rate swaps will be reclassified to interest expense as interest payments are made on our variable-rate debt. At June 30, 2015, we estimated that an additional $1.2 million, inclusive of amounts attributable to noncontrolling interests of $0.1 million, will be reclassified as Interest expense during the next 12 months related to our interest rate swaps.

Interest Rate Swaps and Caps

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap or cap agreements with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of a loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The face amount on which the swaps are based is not exchanged. An interest rate cap limits the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.

CWI 6/30/2015 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

The interest rate swaps and caps that we had outstanding on our Consolidated Hotels at June 30, 2015 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of	Face	Fair Value at
Interest Rate Derivatives	Instruments	Amount	June 30, 2015
Interest rate swaps	4	$193,680	$(941)
Interest rate caps	6	153,000	198
			$(743)

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of June 30, 2015. At June 30, 2015, our total credit exposure was $0.2 million and the maximum exposure to any single counterparty was $0.1 million.

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At June 30, 2015, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $1.1 million and $0.8 million at June 30, 2015 and December 31, 2014, respectively, which included accrued interest and any adjustment for nonperformance risk. If we had breached any of these provisions at either June 30, 2015 or December 31, 2014, we could have been required to settle our obligations under these agreements at their aggregate termination value of $1.1 million and $0.8 million, respectively.

CWI 6/30/2015 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

Note 9. Debt

The following table presents the non-recourse debt on our Consolidated Hotel investments (dollars in thousands):

				Carrying Amount at
Consolidated Hotels	Interest Rate	Rate Type	Current Maturity Date	June 30, 2015	December 31, 2014
Hawks Cay Resort (a) (b)	5.74%	Variable	11/2016	$79,000	$79,000
Courtyard Pittsburgh Shadyside (b) (c)	4.09%	Variable	3/2017	20,600	21,000
Ritz-Carlton Key Biscayne (d)	6.09%	Fixed	6/2017	171,172	—
Sanderling Resort (a) (b)	4.68%	Variable	10/2017	22,000	22,000
Courtyard San Diego Mission Valley (a) (b)	4.60%	Variable	12/2017	49,880	50,420
Hampton Inn Memphis Beale Street	4.07%	Fixed	3/2018	21,309	21,585
Hampton Inn Atlanta Downtown	4.12%	Fixed	3/2018	13,211	13,370
Hampton Inn Birmingham Colonnade	4.12%	Fixed	3/2018	9,132	9,241
Hampton Inn Frisco Legacy Park	4.12%	Fixed	3/2018	8,937	9,045
Hilton Garden Inn Baton Rouge Airport	4.12%	Fixed	3/2018	9,520	9,635
Hampton Inn Boston Braintree (a) (b) (e)	3.19%	Variable	3/2018	12,000	9,500
Lake Arrowhead Resort and Spa (a) (b) (f)	2.44%	Variable	6/2018	15,000	17,955
Fairmont Sonoma Mission Inn & Spa (b)	4.13%	Variable	7/2018	44,000	44,000
Ritz-Carlton Fort Lauderdale (a) (b) (g)	2.59% 7.42%	Variable	7/2018	70,000	—
Sheraton Austin Hotel at the Capitol	3.96%	Fixed	6/2019	67,000	67,000
Marriott Boca Raton at Boca Center (b)	3.43%	Variable	7/2019	41,000	34,000
Hilton Garden Inn New Orleans French Quarter/CBD	5.30%	Fixed	7/2019	10,715	10,793
Marriott Sawgrass Golf Resort & Spa (b) (h)	4.03%	Variable	11/2019	—	66,700
Staybridge Suites Savannah Historic District	4.70%	Fixed	11/2019	14,850	14,850
Hutton Hotel Nashville	5.25%	Fixed	7/2020	44,000	44,000
Renaissance Chicago Downtown	4.71%	Fixed	1/2021	90,000	90,000
Courtyard Times Square West	4.62%	Fixed	6/2021	56,000	56,000
Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center	3.80%	Fixed	7/2021	53,000	53,000
Marriott Kansas City Country Club Plaza	4.42%	Fixed	12/2021	38,500	38,500
Westin Minneapolis	3.63%	Fixed	3/2022	43,500	—
Westin Pasadena	3.83%	Fixed	5/2022	88,500	—
Hilton Garden Inn/Homewood Suites Atlanta Midtown	3.75%	Fixed	5/2022	38,000	—
Holiday Inn Manhattan 6th Avenue Chelsea	4.49%	Fixed	6/2023	80,000	80,000
Hyatt Place Austin Downtown	4.88%	Fixed	4/2024	56,500	56,500
Marriott Raleigh City Center (i)	4.61%	Fixed	9/2038	51,500	51,500
				$1,318,826	$969,594
___________

(a)	These loans each have two one-year extension options. All of these extensions are subject to certain conditions. The maturity dates in the table do not reflect extension options.

(b)
These mortgage loans have variable interest rates, which have effectively been capped or converted to fixed rates through the use of interest rate caps or swaps (Note 8). The interest rates presented for these mortgage loans reflect the rate in effect at June 30, 2015 through the use of an interest rate cap or swap, when applicable.

(c)	The mortgage loan has a one-year extension option. The extension is subject to certain conditions. The maturity date in the table does not reflect the extension option.

CWI 6/30/2015 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

(d)
In connection with our assumption of this loan at the time of acquisition in May 2015, we recorded a fair market value adjustment that resulted in a premium of $7.5 million, which will be amortized over the remaining term of the loan.

(e)
During the first quarter of 2015, we completed the refinancing of our Hampton Inn Boston Braintree mortgage loan and recognized a loss of $0.1 million on the extinguishment of debt within Other income in the consolidated financial statements.

(f)
During the second quarter of 2015, we completed the refinancing of our Lake Arrowhead Resort and Spa mortgage loan and recognized a gain of $2.0 million on the extinguishment of debt within Other income in the consolidated financial statements.

(g)
The debt is comprised of a senior mortgage loan for $49.0 million with an interest rate of 2.59% and a mezzanine loan for $21.0 million with an interest rate of 7.42%. Both loans have effectively been capped through the use of interest rate caps and both have a maturity date of July 2018.

(h)	On April 1, 2015, we sold a 50% controlling interest in the hotel to CWI 2. Our remaining 50% interest in the hotel is accounted for as an equity method investment (Note 5).

(i)	The mortgage loan includes a call option by the lender, with the earliest repayment date being September 1, 2018.

Financing Activity During 2015

In connection with our 2015 Acquisitions (Note 4), we obtained $240.0 million in non-recourse mortgage financing, with a weighted-average annual interest rate of 3.9% and term of 6.0 years. We capitalized $2.2 million of deferred financing costs related to these loans.

During the six months ended June 30, 2015, we refinanced two non-recourse mortgage loans totaling $25.5 million with new non-recourse mortgage loans totaling $27.0 million, with a weighted-average interest rate of 2.8% and term of three years. We recognized a net gain on extinguishment of debt of $1.8 million. We also drew down $7.0 million on an existing mortgage loan for renovations at the Marriott Boca Raton at Boca Center.

Covenants

Most of our loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s restricted cash account and would be triggered under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If the provisions were triggered, the lender would retain a portion of cash sufficient to cover the required debt service; however, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel.

Pursuant to our mortgage loan agreements, our wholly-owned subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage ratios. At June 30, 2015, we were in compliance with the applicable covenants for each of our mortgage loans.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2015 (remainder)	$2,603
2016	85,861
2017	262,497
2018	258,261
2019	139,529
Thereafter through 2038	562,903
1,311,654
Fair market value adjustment (a)	7,172
Total	$1,318,826
__________

CWI 6/30/2015 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

(a)	Represents the unamortized premium recorded as of June 30, 2015 in connection with the assumption of the Ritz-Carlton Key Biscayne mortgage loan as part of the acquisition of the hotel in May 2015.

Note 10. Commitments and Contingencies

At June 30, 2015, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position or results of operations.

Renovation Commitments

Certain of our hotel franchise and loan agreements require us to make planned renovations to our hotels (Note 4). We do not currently expect to, and are not obligated to, fund any planned renovations on our Unconsolidated Hotels beyond our original investment.

At June 30, 2015, 11 hotels were either undergoing renovation or in the planning stage of renovations, and we currently expect that four will be completed during the second half of 2015, three will be completed during the first half of 2016, two will be completed during the second half of 2016 and two will be completed during the first half of 2017. The following table summarizes our capital commitments related to our Consolidated Hotels (in thousands):

	June 30, 2015	December 31, 2014
Capital commitments	$110,250	$100,600
Less: paid	(37,335)	(16,363)
Unpaid commitments	72,915	84,237
Less: amount held in escrow	(54,511)	(44,080)
Unfunded commitments	$18,404	$40,157

Ground Lease Commitments

Three of our hotels are subject to ground leases. Scheduled future minimum ground lease payments during the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2015 (remainder)	$1,528
2016	3,110
2017	3,181
2018	3,254
2019	3,328
Thereafter through 2106	658,003
Total	$672,404

For the three and six months ended June 30, 2015, we recorded rent expense of $1.0 million and $1.8 million, respectively, inclusive of percentage rents of $0.2 million and $0.3 million, respectively, related to these ground leases, which are included in Property taxes, insurance, rent and other in the consolidated financial statements. For the three and six months ended June 30, 2014, we recorded rent expense of $0.7 million and $1.0 million, respectively, inclusive of percentage rents of $0.2 million and $0.3 million, respectively, related to these ground leases.

CWI 6/30/2015 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

Note 11. Equity

Stock-Based Payments

2010 Equity Incentive Plan and Directors Incentive Plan — 2010 Incentive Plan

We maintain the 2010 Equity Incentive Plan, which authorizes the issuance of shares of our common stock to our officers and officers and employees of the subadvisor, who perform services on our behalf, and to non-director members of the investment committee through stock-based awards. The 2010 Equity Incentive Plan provides for the grant of restricted stock units, or RSUs and dividend equivalent rights. We also maintain the Directors Incentive Plan — 2010 Incentive Plan, which authorizes the issuance of shares of our common stock to our independent directors. The Directors Incentive Plan — 2010 Incentive Plan provides for the grant of RSUs and dividend equivalent rights. A maximum of 4,000,000 shares may be granted, in the aggregate, under these two plans, of which 3,805,469 shares remained available for future grants at June 30, 2015. We issued 29,370 RSUs and 35,000 RSUs in June 2015 and April 2014, respectively, which are generally scheduled to vest over three years, subject to continued employment, to employees of our subadvisor. We issued 4,369 RSUs at $10.30 per unit and 4,500 RSUs at $10.00 per unit in June 2015 and 2014, respectively, to each of our four independent directors, which vested immediately.

We recognized stock-based compensation expense associated with these awards of $0.2 million for both the three months ended June 30, 2015 and 2014, and $0.3 million for both the six months ended June 30, 2015 and 2014, associated with these awards. Stock-based compensation expense is included within Corporate general and administrative expense in the consolidated financial statements.

The awards to employees of our subadvisor had a weighted-average remaining contractual term of 2.15 years at June 30, 2015. At June 30, 2015, we had 74,305 nonvested RSUs outstanding, and we currently expect to recognize stock-based compensation expense totaling approximately $0.7 million over the remaining vesting period. We have not recognized any income tax benefit in earnings for our share-based compensation arrangements since the inception of these two plans.

Distributions Declared

During the second quarter of 2015, our board of directors declared a quarterly distribution of $0.1375 per share, which was paid on July 15, 2015 to stockholders of record on June 30, 2015, in the amount of $18.0 million.

CWI 6/30/2015 10-Q – 22

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

Business Overview

As described in more detail in Item 1 of the 2014 Annual Report, we are a publicly-owned, non-listed REIT formed for the purpose of acquiring, owning, disposing of and, through our advisor, managing and seeking to enhance the value of interests in lodging and lodging-related properties. At June 30, 2015, we held ownership interests in 33 hotels, with a total of 8,450 rooms.

Significant Developments

2015 Acquisitions

During the six months ended June 30, 2015, we acquired ownership interests in five Consolidated Hotels, with real estate and other hotel assets, net of assumed liabilities and contributions from noncontrolling interests, totaling $424.9 million (Note 4) and an ownership interest in an Unconsolidated Hotel for $38.3 million (Note 5).

Financings

In connection with our 2015 Acquisitions (Note 4), we obtained new non-recourse mortgage financing totaling $240.0 million, with a weighted-average interest rate of 3.9% and term of 6.0 years (Note 9).

During the six months ended June 30, 2015, we also refinanced two non-recourse mortgage loans totaling $25.5 million with new non-recourse mortgage loans totaling $27.0 million, with a weighted-average interest rate of 2.8% and term of three years, and recognized a net gain on extinguishment of debt of $1.8 million. We also drew down $7.0 million on an existing mortgage loan for renovations at the Marriott Boca Raton at Boca Center.

Disposition

On April 1, 2015, we sold a 50% controlling interest in the Marriott Sawgrass Golf Resort & Spa, which we acquired in October 2014, to CWI 2, for a contractual sales price of $37.2 million. Our remaining 50% interest in the hotel is accounted for as an equity method investment (Note 5). We recognized other income of $2.4 million in our consolidated financial statements resulting primarily from the reimbursement we received from CWI 2 of 50% of the acquisition costs we incurred on our acquisition of the hotel in October 2014, which were expensed in prior periods.

CWI 6/30/2015 10-Q – 23

Financial and Operating Highlights

(Dollars in thousands, except ADR and RevPAR)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Hotel revenues	$136,191	$86,857	$245,979	$146,542
Acquisition-related expenses	11,105	14,998	17,493	15,377
Net income (loss) attributable to CWI stockholders	1,113	(12,126)	(10,837)	(20,700)

Cash distributions paid	17,853	9,428	32,712	18,737

Net cash provided by operating activities			32,678	5,085
Net cash used in investing activities			(560,118)	(431,152)
Net cash provided by financing activities			307,536	369,182

Supplemental financial measures: (a)
FFO attributable to CWI stockholders	19,029	(859)	19,864	(1,271)
MFFO attributable to CWI stockholders	24,991	14,281	33,810	14,506

Consolidated Hotel Operating Statistics
Occupancy	80.7%	80.3%	76.7%	75.9%
ADR	$207.04	$204.52	$198.26	$192.54
RevPAR	$167.10	$164.24	$152.06	$146.07
___________

(a)
We consider the performance metrics listed above, including funds from (used in) operations, or FFO, and modified funds from operations, or MFFO, which are supplemental measures that are not defined by GAAP, or non-GAAP measures, to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. See Supplemental Financial Measures below for our definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

The comparison of our results period over period is influenced by both the number and size of the hotels consolidated in each of the respective periods. At June 30, 2015, we owned 29 Consolidated Hotels, of which five were acquired during the six months ended June 30, 2015, compared to 21 Consolidated Hotels at June 30, 2014.

Increases in revenue, net cash provided by operating activities, FFO and MFFO for both the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014 were primarily driven by our 2014 and 2015 Acquisitions.

For the three months ended June 30, 2015, we recognized net income attributable to CWI stockholders of $1.1 million, as compared to net loss attributable to CWI stockholders of $12.1 million for the three months ended June 30, 2014. For the six months ended June 30, 2015 and 2014, we recognized net loss attributable to CWI stockholders of $10.8 million and $20.7 million, respectively. The increases in income period over period were driven primarily by the significant increase in revenue as a result of our 2014 and 2015 Acquisitions, described below, as well as other income of $2.4 million recognized in connection with the sale of Marriott Sawgrass Golf Resort & Spa (Note 4) and the gain on extinguishment of debt of $2.0 million recognized in connection with the refinancing of the Lake Arrowhead Resort and Spa mortgage (Note 9).

CWI 6/30/2015 10-Q – 24

Portfolio Overview

Summarized Acquisition Data

The following table sets forth acquisition data for our Consolidated and Unconsolidated Hotels and therefore excludes subsequent improvements and capitalized costs. Amounts for our initial investment for our Consolidated Hotels represent the fair value of net assets acquired less the fair value of noncontrolling interests, exclusive of acquisition expenses and the fair value of any debt assumed, at time of acquisition. Amounts for our initial investment for our Unconsolidated Hotels represent purchase price plus capitalized costs, inclusive of fees paid to our advisor, at the time of acquisition (dollars in thousands).

Hotels	State	Number of Rooms	% Owned	Our Initial Investment	Acquisition Date	Hotel Type	Renovation Status at June 30, 2015
Consolidated Hotels
2012 Acquisitions
Hampton Inn Boston Braintree	MA	103	100%	$12,500	5/31/2012	Select-service	Completed
Hilton Garden Inn New Orleans French Quarter/CBD	LA	155	88%	16,176	6/8/2012	Select-service	Completed
Lake Arrowhead Resort and Spa	CA	173	97%	24,039	7/9/2012	Resort	Completed
Courtyard San Diego Mission Valley	CA	317	100%	85,000	12/6/2012	Select-service	Completed
2013 Acquisitions
Hampton Inn Atlanta Downtown	GA	119	100%	18,000	2/14/2013	Select-service	Completed
Hampton Inn Frisco Legacy Park	TX	105	100%	16,100	2/14/2013	Select-service	Completed
Hampton Inn Memphis Beale Street	TN	144	100%	30,000	2/14/2013	Select-service	Completed
Hampton Inn Birmingham Colonnade	AL	133	100%	15,500	2/14/2013	Select-service	Completed
Hilton Garden Inn Baton Rouge Airport	LA	131	100%	15,000	2/14/2013	Select-service	Completed
Courtyard Pittsburgh Shadyside	PA	132	100%	29,900	3/12/2013	Select-service	Completed
Hutton Hotel Nashville	TN	247	100%	73,600	5/29/2013	Full-service	None planned
Holiday Inn Manhattan 6th Avenue Chelsea	NY	226	100%	113,000	6/6/2013	Full-service	Completed
Fairmont Sonoma Mission Inn & Spa	CA	226	75%	76,647	7/10/2013	Resort	In progress
Marriott Raleigh City Center	NC	400	100%	82,193	8/13/2013	Full-service	Completed
Hawks Cay Resort (a)	FL	434	100%	131,301	10/23/2013	Resort	In progress
Renaissance Chicago Downtown	IL	553	100%	134,939	12/20/2013	Full-service	In progress
2014 Acquisitions
Hyatt Place Austin Downtown	TX	296	100%	86,673	4/1/2014	Select-service	None planned
Courtyard Times Square West	NY	224	100%	87,443	5/27/2014	Select-service	None planned
Sheraton Austin Hotel at the Capitol	TX	363	80%	90,220	5/28/2014	Full-service	Planned future
Marriott Boca Raton at Boca Center	FL	256	100%	61,794	6/12/2014	Full-service	In progress
Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center	CO	302	100%	81,262	6/25/2014	Select-service	None planned
Sanderling Resort	NC	106	100%	37,052	10/28/2014	Resort	Completed
Staybridge Suites Savannah Historic District	GA	104	100%	22,922	10/30/2014	Select-service	Planned future
Marriott Kansas City Country Club Plaza	MO	295	100%	56,644	11/18/2014	Full-service	Planned future
2015 Acquisitions
Westin Minneapolis	MN	214	100%	66,176	2/12/2015	Full-service	Planned future
Westin Pasadena	CA	350	100%	141,738	3/19/2015	Full-service	Planned future
Hilton Garden Inn/Homewood Suites Atlanta Midtown	GA	228	100%	58,492	4/29/2015	Select-service	None planned
Ritz-Carlton Key Biscayne (b)	FL	480	47%	68,925	5/29/2015	Resort	Planned future
Ritz-Carlton Fort Lauderdale (c)	FL	198	70%	89,605	6/30/2015	Resort	Planned future
		7,014		$1,822,841
Unconsolidated Hotels
Hyatt New Orleans French Quarter	LA	254	80%	$13,000	9/6/2011	Full-service	Completed
Westin Atlanta Perimeter North	GA	372	57%	13,170	10/3/2012	Full-service	Completed
Marriott Sawgrass Golf Resort & Spa (d)	FL	511	50%	33,758	10/3/2014	Resort	In progress
Ritz-Carlton Philadelphia	PA	299	60%	38,327	5/15/2015	Full-service	Planned future
		1,436		$98,255

CWI 6/30/2015 10-Q – 25

_________

(a)	Includes 257 privately-owned villas that participate in the villa/condo rental program.

(b)	An approximately 19% interest in this venture is owned by CWI 2. Also, the number of rooms presented includes 178 condo-hotel units that participate in the villa/condo rental program.

(c)	Includes 32 condo-hotel units that participate in the villa/condo rental program.

(d)	Our initial investment represents our remaining 50% interest in the Marriott Sawgrass Golf Resort & Spa venture after selling our 50% controlling interest to CWI 2.

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

In addition, we use other information that may not be financial in nature, including statistical information to evaluate the operating performance of our business, including occupancy rate, average daily rates, or ADR, and revenue per available room, or RevPAR. Occupancy rate, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy rate, is an important statistic for monitoring operating performance at our hotels. Our occupancy rate, ADR and RevPAR performance may be impacted by macroeconomic factors such as U.S. economic conditions, regional and local employment growth, personal income and corporate earnings, business relocation decisions, airport and other business and leisure travel, new hotel construction and the pricing strategies of competitors.

As illustrated by the acquisition dates listed in the table above in “Portfolio Overview,” our results are not comparable year over year because of our 2015 Acquisitions and our 2014 Acquisitions. Additionally, the comparability of our results year over year are significantly impacted by acquisition-related costs and fees, which are material one-time costs that are expensed as incurred, as well as the timing of renovation activity. We often invest in hotels that then undergo significant renovations. Generally, during the renovation period, a portion of total rooms are unavailable and hotel operations are disrupted, negatively impacting our results of operations. We utilize the capital from our offering proceeds and mortgage indebtedness to fund our acquisitions, and in some instances, our renovations.

CWI 6/30/2015 10-Q – 26

The following table presents the comparative results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Hotel Revenues	$136,191	$86,857	$49,334	$245,979	$146,542	$99,437

Hotel Expenses	109,684	69,862	39,822	206,695	126,674	80,021

Other Operating Expenses
Acquisition-related expenses	11,105	14,998	(3,893)	17,493	15,377	2,116
Corporate general and administrative expenses	2,938	2,593	345	5,924	5,222	702
Asset management fees to affiliate and other	2,847	1,602	1,245	5,415	3,019	2,396
	16,890	19,193	(2,303)	28,832	23,618	5,214

Operating Income (Loss)	9,617	(2,198)	11,815	10,452	(3,750)	14,202

Other Income and (Expenses)
Interest expense	(12,863)	(8,344)	(4,519)	(24,358)	(15,297)	(9,061)
Equity in earnings of equity method investments in real estate	2,256	273	1,983	2,916	398	2,518
Net gain on extinguishment of debt (Note 9)	1,987	—	1,987	1,840	—	1,840
Other income	2,375	15	2,360	2,386	26	2,360
	(6,245)	(8,056)	1,811	(17,216)	(14,873)	(2,343)

Income (Loss) from Operations Before Income Taxes	3,372	(10,254)	13,626	(6,764)	(18,623)	11,859
Provision for income taxes	(2,465)	(1,684)	(781)	(3,476)	(2,101)	(1,375)
Net Income (Loss)	907	(11,938)	12,845	(10,240)	(20,724)	10,484
Loss (income) attributable to noncontrolling interests	206	(188)	394	(597)	24	(621)
Net Income (Loss) Attributable to CWI Stockholders	$1,113	$(12,126)	$13,239	$(10,837)	$(20,700)	$9,863

CWI 6/30/2015 10-Q – 27

The following table sets forth the average occupancy rate, ADR and RevPAR of our Consolidated Hotels for the three and six months ended June 30, 2015 and 2014. In the year of acquisition, this information represents data from the hotels respective acquisition dates through period end.

Our Same Store Hotels are comprised of our 2012 Acquisitions and 2013 Acquisitions and our Recently Acquired Hotels are comprised of our 2014 Acquisitions and 2015 Acquisitions as listed above, excluding the Marriott Sawgrass Golf Resort & Spa, which represents our Property Sold.

	Three Months Ended June 30,		Six Months Ended June 30,
Same Store Hotels	2015	2014	2015	2014
Occupancy Rate	78.0%	79.9%	73.9%	75.3%
ADR	$218.77	$205.90	$205.39	$192.18
RevPAR	$170.58	$164.45	$151.71	$144.67

	Three Months Ended June 30,		Six Months Ended June 30,
Recently Acquired Hotels	2015	2014	2015	2014
Occupancy Rate	84.2%	83.0%	81.5%	83.0%
ADR	$193.21	$196.45	$191.42	$196.45
RevPAR	$162.68	$162.99	$155.94	$162.99

	Three Months Ended June 30,		Six Months Ended June 30,
Property Sold (a)	2015	2014	2015	2014
Occupancy Rate	—%	—%	70.4%	—%
ADR	$—	$—	$169.32	$—
RevPAR	$—	$—	$119.21	$—
___________

(a)	We sold a 50% controlling interest in the Marriott Sawgrass Golf Resort & Spa on April 1, 2015.

Hotel Revenues

For the three and six months ended June 30, 2015 as compared to the same periods in 2014, hotel revenues increased by $49.3 million and $99.4 million, respectively.

For the three months ended June 30, 2015 as compared to the same period in 2014, Same Store Hotel revenue increased by $3.4 million, resulting primarily from an increase of $3.6 million from our 2013 Acquisitions. The increase in revenue from our 2013 Acquisitions is due primarily to increased revenue contributed by the Hawks Cay Resort and Fairmont Sonoma Resort & Spa, due to the completion of planned renovation projects and an increase in group business occupancy, respectively. Revenue from our Recently Acquired Hotels increased by $46.0 million for the three months ended June 30, 2015 as compared to the same period in 2014. Our 2014 Acquisitions contributed additional revenue of $25.9 million during the three months ended June 30, 2015 as compared to the same period in 2014, primarily representing the impact of a full quarter of revenue during 2015 as compared to a partial quarter in 2014. Our 2015 Acquisitions contributed revenue of $20.1 million during the three months ended June 30, 2015.

For the six months ended June 30, 2015 as compared to the same period in 2014, Same Store Hotel revenue increased by $4.9 million, resulting primarily from an increase of $4.3 million from our 2013 Acquisitions. The increase in revenue from our 2013 Acquisitions is due primarily to revenue contributed by the Hawks Cay Resort and Fairmont Sonoma Resort & Spa, as discussed above, offset partially by a decrease in revenue at the Renaissance Chicago Downtown as a result of planned renovations that took place during the six months ended June 30, 2015. Revenue from our Recently Acquired Hotels increased by $81.2 million for the six months ended June 30, 2015 as compared to the same period in 2014. Our 2014 Acquisitions contributed additional revenue of $58.3 million during the six months ended June 30, 2015 as compared to the same period in 2014, primarily representing the impact of a full period of revenue during 2015 as compared to a partial period in 2014. Our 2015 Acquisitions contributed revenue of $22.9 million during the six months ended June 30, 2015. Marriott Sawgrass Golf Resort and Spa, a 50% controlling interest of which was sold to CWI 2 on April 1, 2015, contributed revenue of $13.3 million

CWI 6/30/2015 10-Q – 28

of revenue for the six months ended June 30, 2015. We acquired this hotel on October 3, 2014; and therefore there is no prior year revenue related to this hotel for the six months ended June 30, 2014.

Hotel Expenses

Certain prior period amounts have been reclassified to conform to the current period presentation.  Additionally, on January 1, 2015, we adopted the Uniform System of Accounts for the Lodging Industry, Eleventh Revised Edition, which mandates a prospective reclassification of certain hotel revenue and hotel expense items within the income statement. During the three and six months ended June 30, 2014, we included rent paid to third-party condominium owners totaling $2.6 million and $5.3 million, respectively, in Room expense in our consolidated financial statements. Beginning in 2015, these expenses, which totaled $2.7 million and $5.7 million for the three and six months ended June 30, 2015, respectively, were included in Property taxes, insurance, rent and other.

For the three months ended June 30, 2015 and 2014, our Consolidated Hotels incurred aggregate hotel operating expenses of $109.7 million and $69.9 million, respectively, representing 80.5% and 80.4% of hotel revenues, respectively, and an increase of $39.8 million. For the three months ended June 30, 2015 as compared to the same period in 2014, Same Store Hotel operating expenses increased by $3.1 million, resulting primarily from an increase in aggregate hotel operating expenses for our 2013 Acquisitions of $3.3 million, consistent with higher revenue discussed above. Aggregate hotel operating expenses for our Recently Acquired Hotels increased by $36.8 million for the three months ended June 30, 2015 as compared to the same period in 2014 resulting from additional expenses incurred by our 2014 Acquisitions totaling $20.1 million, which primarily represented the impact of a full quarter of expenses during 2015 as compared to a partial quarter in 2014, and expenses of $16.7 million incurred by our 2015 Acquisitions during the three months ended June 30, 2015.

For the six months ended June 30, 2015 and 2014, our Consolidated Hotels incurred aggregate hotel operating expenses of $206.7 million and $126.7 million, respectively, representing 84.0% and 86.4% of hotel revenues, respectively, and an increase of $80.0 million. For the six months ended June 30, 2015 as compared to the same period in 2014, Same Store Hotel operating expenses increased by $4.3 million, resulting primarily from an increase in aggregate hotel operating expenses for our 2013 Acquisitions of $4.2 million, consistent with higher revenue discussed above. Aggregate hotel operating expenses for our Recently Acquired Hotels increased by $65.0 million for the six months ended June 30, 2015 as compared to the same period in 2014 resulting from additional expenses incurred by our 2014 Acquisitions totaling $46.0 million, which primarily represented the impact of a full period of expenses during 2015 as compared to a partial period in 2014, and expenses of $19.0 million incurred by our 2015 Acquisitions during the six months ended June 30, 2015. Additionally, Marriott Sawgrass Golf Resort & Spa incurred $10.7 million of hotel operating expenses for the six months ended June 30, 2015. We acquired this hotel on October 3, 2014; and therefore there are no prior year expenses for the six months ended June 30, 2014.

Acquisition-Related Expenses

We expense acquisition-related costs and fees associated with acquisitions of our Consolidated Hotels that are accounted for as business combinations as incurred.

For the three and six months ended June 30, 2015, acquisition-related expenses were $11.1 million and $17.5 million, respectively, and relate to our 2015 Acquisitions.

For the three and six months ended June 30, 2014, acquisition-related expenses were $15.0 million and $15.4 million, respectively, and relate to our 2014 Acquisitions.

Corporate General and Administrative Expenses

For the three and six months ended June 30, 2015 as compared to the same periods in 2014, corporate general and administrative expenses increased $0.3 million and $0.7 million, respectively, primarily as a result of an increase in reimbursements to the advisor for the cost of personnel allocable to their time devoted to providing administrative services to us, driven largely by the increase in the size of our hotel portfolio due to our 2014 Acquisitions and 2015 Acquisitions.

CWI 6/30/2015 10-Q – 29

Asset Management Fees to Affiliate and Other Expenses

Asset management fees to affiliate and other expenses primarily represent fees paid to our advisor. We pay our advisor an annual asset management fee equal to 0.50% of the aggregate Average Market Value of our Investments, as defined in our advisory agreement with our advisor (Note 3).

For the three and six months ended June 30, 2015 as compared to the same periods in 2014, Asset management fees to affiliate and other expenses increased by $1.2 million and $2.4 million, respectively, reflecting the impact of our 2014 Acquisitions and 2015 Acquisitions, which increased the asset base from which our advisor earns a fee.

Operating Income (Loss)

For the three and six months ended June 30, 2015, operating income was $9.6 million and $10.5 million, respectively, as compared to losses of $2.2 million and $3.8 million for the three and six months ended June 30, 2014, respectively. The improvement in operating results period over period was due to the significant increase in revenue period over period, primarily from our 2014 Acquisitions and 2015 Acquisitions, as well as an increase in contributions from hotels that were either not undergoing significant renovations during the period or hotels that completed renovations during the period. The improvements in operating results were partially offset by increases in asset management fees paid during both the three and six months ended June 30, 2015 as compared to the respective prior year periods and an increase in acquisition fees during the six months ended June 30, 2015 as compared to the prior year period.

Interest Expense

For the three and six months ended June 30, 2015 as compared to the same periods in 2014, interest expense increased by $4.5 million and $9.1 million, respectively, primarily as a result of mortgage financing obtained in connection with our 2014 Acquisitions and 2015 Acquisitions.

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

During the three and six months ended June 30, 2015, we recognized equity in earnings of equity method investments in real estate totaling $2.3 million and $2.9 million, respectively, as compared to $0.3 million and $0.4 million during the three and six months ended June 30, 2014, respectively. During the second quarter of 2015, we sold a 50% controlling interest in the Marriott Sawgrass Golf Resort & Spa Venture to CWI 2 and began accounting for our interest in the hotel as an equity method investment (Note 4). As a result of this transaction, we recognized equity income of $1.2 million related to this venture during the three months ended June 30, 2015, which was the primary contributor to the increase in equity in earnings of equity method investments in real estate for the three months ended June 30, 2015 as compared to the prior year period. We also recognized $0.4 million of equity in earnings of the Ritz-Carlton Philadelphia venture, which we acquired in May 2015. Additionally, during the six months ended June 30, 2015 as compared to the prior year period, we recognized an increase in net income from the Hyatt French Quarter Venture of $0.6 million and a decrease in net loss from the Westin Atlanta Venture of $0.3 million.

Other Income

During the three months ended June 30, 2015, we recognized other income of $2.4 million from the sale of 50% of our interest in the Marriott Sawgrass Golf Resort & Spa venture to CWI 2 for a contractual sales price of $37.2 million, resulting primarily from the reimbursement we received from CWI 2 of 50% of the acquisition costs we incurred on our acquisition of the hotel in October 2014, which were expensed in prior periods (Note 4).

Net Gain on Extinguishment of Debt

During the second quarter of 2015, we recognized a gain on extinguishment of debt of $2.0 million related to the refinancing of the non-recourse mortgage loan on the Lake Arrowhead Resort and Spa (Note 9).

CWI 6/30/2015 10-Q – 30

Net Income (Loss) Attributable to CWI Stockholders

For the three months ended June 30, 2015, the resulting net income attributable to CWI stockholders was $1.1 million as compared to a net loss attributable to CWI stockholders of $12.1 million for the same period in 2014.

For the six months ended June 30, 2015, the resulting net loss attributable to CWI stockholders decreased by $9.9 million as compared to the prior year period.

Modified Funds from Operations

MFFO is a non-GAAP measure we use to evaluate our business. For a definition of MFFO and a reconciliation to net income attributable to CWI stockholders, see Supplemental Financial Measures below.

For the three and six months ended June 30, 2015 as compared to the same periods in 2014, MFFO increased by $10.7 million and $19.3 million, respectively, principally reflecting operating results from our 2014 and 2015 investment activity.

Financial Condition

We closed our initial public offering on September 15, 2013. The proceeds from this offering were fully invested during the second quarter of 2014. We commenced our follow-on offering on December 20, 2013, which closed on December 31, 2014. We expect to use the remaining proceeds from our follow-on offering, in addition to long-term secured and unsecured borrowings, to continue acquiring hotels, own and manage our expanded hotel portfolio and seek to enhance the value of our interests in lodging and lodging-related properties.

As a REIT, we are not subject to U.S. federal income taxes on amounts distributed to stockholders, provided we meet certain conditions, including distributing at least 90% of our taxable income to stockholders. Our distributions since inception have exceeded our earnings and FFO and have been primarily paid from offering proceeds. As offering proceeds become fully invested, if FFO is still not sufficient, we will utilize funds from other sources, including but not limited to proceeds from our distribution reinvestment plan, debt and asset sales.

Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through existing cash and escrow balances and cash flow generated from our hotels. We may also use short-term borrowings from our advisor or its affiliates to fund acquisitions, at our advisor’s discretion, as described below in Cash Resources. We expect that cash flow from operations will be negatively impacted while we are acquiring hotels and undergoing renovations by acquisition-related costs, renovation disruption and other administrative costs related to our regulatory reporting requirements specific to each acquisition. Once our funds are fully invested and initial renovations are completed, we believe that our hotels will generate positive cash flow. However, until our follow-on offering proceeds are fully invested and initial renovations have been completed, it may be necessary to use uninvested offering proceeds to fund a portion of our operating activities and distributions. Over time, we expect to meet our long-term liquidity requirements, including funding additional hotel property acquisitions, through hotel operating cash flows and long-term borrowings.

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

Sources and Uses of Cash During the Period

We expect to use the cash flow generated from hotel operations to meet our normal recurring operating expenses and service debt. Our cash flows fluctuate from period to period due to a number of factors, which may include, among other things, the financial and operating performance of our hotels, the timing of purchases of hotels, the timing and characterization of distributions from equity method investments in hotels and seasonality in the demand for our hotels. Also, many hotels we invest in will undergo renovations. During periods of renovation, hotels may experience disruptions, possibly resulting in reduced revenue and operating income. Despite these fluctuations, we believe that, once we have fully invested the proceeds

CWI 6/30/2015 10-Q – 31

from our follow-on offering and completed renovations, we will generate sufficient cash from operations and from our equity method investments to meet our normal recurring short-term and long-term liquidity needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities

During the six months ended June 30, 2015, net cash provided by operating activities was $32.7 million, as compared to $5.1 million for the same period in 2014. The increase in net cash inflow during the six months ended June 30, 2015 primarily resulted from net cash flow from hotel operations generated by our 2015 Acquisitions and 2014 Acquisitions, which more than offset acquisition-related expenses and other operating costs.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2015 was $560.1 million, primarily the result of cash outflows related to our 2015 Acquisitions totaling $511.3 million (Note 4). We used $38.3 million to purchase our equity interest in the Ritz-Carlton Philadelphia venture, funded $31.3 million of capital expenditures for our Consolidated Hotels and placed funds into and released funds from lender-held escrow accounts totaling $51.8 million and $36.6 million, respectively, for renovations, property taxes and insurance. We also placed and released deposits for hotel investments totaling $2.1 million and $8.6 million, respectively. These net cash outflows were partially offset by proceeds received from the sale of the 50% controlling interest in our Marriott Sawgrass Golf Resort & Spa venture to CWI 2 for $29.0 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2015 was $307.5 million, primarily as a result of mortgage financing obtained in connection with our 2015 Acquisitions and proceeds received from refinancings of non-recourse mortgages aggregating $274.0 million (Note 9), contributions from noncontrolling interests of $86.4 million and proceeds from the issuance of shares, net of issuance costs, totaling $19.8 million, primarily from distributions that were reinvested in shares of our common stock by stockholders through our DRIP during the six months ended June 30, 2015.

These inflows were partially offset by cash distributions paid to stockholders of $32.7 million, repayments and prepayments of mortgage financing totaling $27.3 million, distributions to noncontrolling interests totaling $4.9 million and deferred financing costs of $3.9 million.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. For the six months ended June 30, 2015, we paid distributions to stockholders of $32.7 million, which were comprised of cash distributions of $12.4 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $20.3 million. From inception through June 30, 2015, we declared distributions, excluding distributions paid in shares of our common stock, to stockholders totaling $109.6 million, which were comprised of cash distributions of $42.9 million and $66.7 million of distributions that were reinvested by stockholders in shares of our common stock pursuant to our DRIP. We believe that FFO, a non-GAAP measure, is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. To date, we have not yet generated sufficient FFO to fund all our distributions; therefore, we funded a substantial portion of our cash distributions through June 30, 2015 from the remaining proceeds of our public offerings, with the balance being funded by FFO.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the six months ended June 30, 2015, we redeemed 356,952 shares of our common stock pursuant to our redemption plan, at an average price per share of $9.84, including 119,320 shares that were requested to be redeemed in the fourth quarter of 2014 that were deferred by our board of directors to January 2015 in order to correspond with the announcement of our NAV, which serves as the basis for the redemption price under the program. We funded all share redemptions during the six months ended June 30, 2015 from the proceeds of the sale of shares of our common stock pursuant to our DRIP.

CWI 6/30/2015 10-Q – 32

Summary of Financing

The table below summarizes our non-recourse debt (dollars in thousands):

	June 30, 2015	December 31, 2014
Carrying Value
Fixed rate	$965,346	$642,974
Variable rate:
Amount subject to interest rate swap	193,480	203,920
Amount subject to interest rate cap, if applicable	160,000	122,700
	353,480	326,620
	$1,318,826	$969,594
Percent of Total Debt
Fixed rate	73%	66%
Variable rate	27%	34%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.6%	4.5%
Variable rate (a)	4.4%	4.6%
___________

(a)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

At June 30, 2015, our cash resources consisted of cash totaling $110.9 million, of which $56.8 million was designated as hotel operating cash. Our cash resources may be used to fund future investments and can be used for working capital needs, debt service and other commitments, such as renovation commitments as noted below.

As of June 30, 2015, we, along with CWI 2, were approved to borrow up to $110.0 million, in the aggregate, from WPC, at the sole discretion of the management of WPC, for the purpose of facilitating acquisitions approved by our respective investment committees (Note 3). As of June 30, 2015, $102.5 million has been borrowed by CWI 2. On July 29, 2015, CWI 2 made a repayment of $25.0 million to WPC on the unsecured loan (Note 3).

Cash Requirements

During the next 12 months, we expect that our cash requirements will include acquiring new investments, paying distributions to our stockholders, reimbursing our advisor for costs incurred on our behalf, fulfilling our renovation commitments (Note 10), funding lease commitments, making scheduled debt payments, including our share of a balloon payment scheduled for an Unconsolidated Hotel totaling $19.9 million, as well as other normal recurring operating expenses. We intend to refinance this loan, although there can be no assurance that we will be able to do so on favorable terms, if at all. We expect to fund future investments, renovations, lease commitments and scheduled debt maturities on our mortgage loans through cash on hand, cash generated from operations, mortgage financing or, for acquisitions and renovations, through short-term borrowings from WPC or its affiliates (Note 3) and amounts held in escrow accounts, respectively.

CWI 6/30/2015 10-Q – 33

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangement and other contractual obligations (primarily our capital commitments and lease obligations) at June 30, 2015, and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — Principal (a)	$1,311,654	$5,527	$434,545	$313,955	$557,627
Interest on borrowings (b)	256,344	60,297	99,093	56,549	40,405
Contractual capital commitments (c)	60,447	47,932	12,515	—	—
Operating and other lease commitments (d)	674,664	3,482	7,175	7,469	656,538
Asset retirement obligation, net (e)	490	—	—	—	490
	$2,303,599	$117,238	$553,328	$377,973	$1,255,060
___________

(a)	Excludes the unamortized fair market value adjustment of $7.2 million resulting from the assumption of debt in connection with the acquisition of Ritz-Carlton Key Biscayne.

(b)	For variable-rate debt, interest on borrowings is calculated using the swapped or capped interest rate, when in effect.

(c)	Capital commitments represent our remaining contractual renovation commitments at our Consolidated Hotels.

(d)
Operating and other lease commitments consist of rent obligations under ground leases and our share of future rents payable pursuant to the advisory agreement for the purpose of leasing office space used for the administration of real estate entities. At June 30, 2015, this balance primarily related to our commitments on ground leases for two hotels, which expire in 2087 and 2099 and have rent obligations consistently increasing throughout their respective terms; therefore, the most significant commitments occur near the conclusion of the leases.

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

CWI 6/30/2015 10-Q – 34

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

CWI 6/30/2015 10-Q – 35

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

CWI 6/30/2015 10-Q – 36

FFO and MFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss) attributable to CWI stockholders	$1,113	$(12,126)	$(10,837)	$(20,700)
Adjustments:
Depreciation and amortization of real property	16,936	10,592	31,262	19,657
Proportionate share of adjustments for partially-owned entities — FFO adjustments	980	675	(561)	(228)
FFO attributable to CWI stockholders — as defined by NAREIT	19,029	(859)	19,864	(1,271)
Acquisition expenses (a)	11,105	14,998	17,493	15,377
Reimbursement of acquisition expenses	(2,363)	—	(2,363)	—
Net gain on extinguishment of debt	(1,987)	—	(1,840)	—
Proportionate share of adjustments for partially-owned entities — MFFO adjustments	(1,881)	(895)	(1,827)	(1,259)
Straight-line and other rent adjustments	1,395	1,014	2,767	1,617
Fair market value adjustments	(307)	—	(284)	—
Other depreciation, amortization and non-cash charges	—	23	—	42
Total adjustments	5,962	15,140	13,946	15,777
MFFO attributable to CWI stockholders	$24,991	$14,281	$33,810	$14,506
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

At June 30, 2015, we were exposed to concentrations within the brands under which we operate our hotels and within the geographic areas in which we have invested. We operate in the U.S. market only. For the six months ended June 30, 2015, we generated more than 10% of our revenue from the Hawks Cay Resort (13.6%); we generated more than 10% of our revenue from hotels in each of the following states: Florida (25.5%), California (16.6%) and Texas (11.8%); and we generated more than 10% of our revenue from hotels included in the following brands: Marriott (38.2%, including Courtyard by Marriott, Marriott, Marriott Autograph Collection, Ritz-Carlton and Renaissance), Independent (20.5%, including Hawks Cay Resort, Hutton Hotel Nashville and Sanderling Resort), Hilton (12.3%, including Hampton Inn, Hilton Garden Inn and Homewood Suites) and Starwood (12.1%, including Westin and Sheraton).

CWI 6/30/2015 10-Q – 37

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we have historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse mortgage loans, and as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of a loan to a fixed rate, while the interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments that, where applicable, are designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements.

At June 30, 2015, we estimated that the total fair value of our interest rate swaps and caps, which are included in Other assets and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $0.7 million (Note 8).

At June 30, 2015, all of our long-term debt bore interest at fixed rates, was swapped to a fixed rate or was subject to an interest rate cap. The annual interest rates on our fixed-rate debt at June 30, 2015 ranged from 3.6% to 6.1%. The contractual annual interest rates on our variable-rate debt at June 30, 2015 ranged from 2.4% to 7.4%. Our debt obligations are more fully described under Financial Condition in Item 2 above. The following table presents principal cash outflows for our Consolidated Hotels based upon expected maturity dates of our debt obligations outstanding at June 30, 2015 (in thousands):

	2015 (Remainder)	2016	2017	2018	2019	Thereafter	Total	Fair Value
Fixed-rate debt	$1,463	$4,164	$171,702	$117,431	$100,511	$562,903	$958,174	$970,810
Variable-rate debt	$1,140	$81,697	$90,795	$140,830	$39,018	$—	$353,480	$356,084

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates, has effectively been converted to a fixed rate through the use of interest rate swaps or that has been subject to an interest rate cap is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at June 30, 2015 by an aggregate increase of $49.0 million or an aggregate decrease of $50.6 million, respectively.

CWI 6/30/2015 10-Q – 38

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2015 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CWI 6/30/2015 10-Q – 39

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended June 30, 2015:

2015 Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April	—	—	N/A	N/A
May	—	—	N/A	N/A
June	182,613	$9.82	N/A	N/A
Total	182,613
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

CWI 6/30/2015 10-Q – 40

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing

10.1	Third Amendment to Advisory Agreement, dated as of June 30, 2015, by and among Carey Watermark Investors Incorporated, CWI OP LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.1 to W. P. Carey Inc.'s Quarterly Report on Form 10-Q (File No. 001-13779) filed on August 7, 2015.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Carey Watermark Investors Incorporated’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014, (iv) Consolidated Statements of Equity for the six months ended June 30, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CWI 6/30/2015 10-Q – 41

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors Incorporated
Date:	August 13, 2015
		By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Financial Officer
(Principal Accounting and Financial Officer)

CWI 6/30/2015 10-Q – 42

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing

10.1	Third Amendment to Advisory Agreement, dated as of June 30, 2015, by and among Carey Watermark Investors Incorporated, CWI OP LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.1 to W. P. Carey Inc.'s Quarterly Report on Form 10-Q (File No. 001-13779) filed on August 7, 2015.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Carey Watermark Investors Incorporated’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014, (iv) Consolidated Statements of Equity for the six months ended June 30, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.
Filed herewith