Form 10-Q
period 2015-09-30
Carey Watermark Investors Inc
filed 2015-11-13
CIK 1430259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Registrant has 132,866,620 shares of common stock, $0.001 par value, outstanding at November 6, 2015.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements, as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 12, 2015, or the 2014 Annual Report. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

CWI 9/30/2015 10-Q – 1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
Assets
Investments in real estate:
Hotels, at cost	$2,128,929	$1,569,200
Accumulated depreciation	(107,457)	(59,903)
Net investments in hotels	2,021,472	1,509,297
Equity investments in real estate	86,774	13,177
Cash	90,897	330,811
Intangible assets, net	92,154	41,869
Accounts receivable	22,549	14,583
Restricted cash	76,854	61,624
Other assets	35,559	30,894
Total assets	$2,426,259	$2,002,255
Liabilities and Equity
Liabilities:
Non-recourse debt	$1,316,737	$969,594
Accounts payable, accrued expenses and other liabilities	105,304	68,798
Due to related parties and affiliates	3,021	2,059
Distributions payable	18,773	14,859
Total liabilities	1,443,835	1,055,310
Commitments and contingencies (Note 10)
Equity:
CWI stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized; 132,626,095 and 129,395,679 shares issued, respectively; and 131,734,459 and 129,083,977 shares outstanding, respectively	133	129
Additional paid-in capital	1,111,355	1,078,768
Distributions and accumulated losses	(208,643)	(142,123)
Accumulated other comprehensive loss	(1,720)	(517)
Less: treasury stock at cost, 891,636 and 311,702 shares, respectively	(8,698)	(3,000)
Total CWI stockholders’ equity	892,427	933,257
Noncontrolling interests	89,997	13,688
Total equity	982,424	946,945
Total liabilities and equity	$2,426,259	$2,002,255

See Notes to Consolidated Financial Statements.

CWI 9/30/2015 10-Q – 2

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Hotel Revenues
Rooms	$104,687	$71,732	$278,292	$174,302
Food and beverage	32,518	17,123	84,647	47,085
Other operating revenue	12,437	8,276	32,682	22,286
Total Hotel Revenues	149,642	97,131	395,621	243,673
Operating Expenses
Hotel Expenses
Rooms	23,032	17,578	60,125	46,063
Food and beverage	24,392	13,065	61,184	35,272
Other hotel operating expenses	7,220	4,580	18,107	12,273
Sales and marketing	14,245	8,922	39,049	21,838
General and administrative	12,204	7,312	32,568	19,217
Property taxes, insurance, rent and other	15,362	7,203	39,434	17,609
Repairs and maintenance	5,133	3,338	13,972	8,862
Utilities	4,347	2,914	11,111	7,431
Management fees	3,886	2,309	9,694	5,550
Depreciation and amortization	18,990	12,721	50,262	32,207
Total Hotel Expenses	128,811	79,942	335,506	206,322

Other Operating Expenses
Acquisition-related expenses	—	1,477	17,493	16,854
Asset management fees to affiliate and other expenses	3,683	1,912	9,098	4,931
Corporate general and administrative expenses	2,909	2,547	8,833	8,062
Total Other Operating Expenses	6,592	5,936	35,424	29,847
Operating Income	14,239	11,253	24,691	7,504
Other Income and (Expenses)
Interest expense	(14,982)	(9,951)	(39,340)	(25,248)
Equity in earnings (losses) of equity method investments in real estate	150	(858)	3,065	(460)
Net gain on extinguishment of debt (Note 9)	—	—	1,840	—
Other income	4	10	2,390	36
	(14,828)	(10,799)	(32,045)	(25,672)
(Loss) Income from Operations Before Income Taxes	(589)	454	(7,354)	(18,168)
Provision for income taxes	(3,265)	(918)	(6,741)	(3,019)
Net Loss	(3,854)	(464)	(14,095)	(21,187)
Loss attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $2,463, $1,193, $6,356 and $2,247, respectively)	2,794	3,294	2,196	3,318
Net (Loss) Income Attributable to CWI Stockholders	$(1,060)	$2,830	$(11,899)	$(17,869)
Basic and Diluted (Loss) Income Per Share	$(0.01)	$0.03	$(0.09)	$(0.23)
Basic and Diluted Weighted-Average Shares Outstanding	131,773,064	86,081,584	130,832,077	76,978,784

Distributions Declared Per Share	$0.1425	$0.1375	$0.4175	$0.4125

See Notes to Consolidated Financial Statements.

CWI 9/30/2015 10-Q – 3

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Loss	$(3,854)	$(464)	$(14,095)	$(21,187)
Other Comprehensive (Loss) Income
Other comprehensive (loss) income before reclassifications — unrealized (loss) gain on derivative instruments	(1,477)	592	(3,278)	(1,637)
Amounts reclassified from accumulated other comprehensive loss to Interest expense — derivative instruments	400	418	1,207	1,244
Amounts reclassified from accumulated other comprehensive loss to Equity in earnings (losses) of equity method investment in real estate — derivative instruments	131	136	396	403
Comprehensive (Loss) Income	(4,800)	682	(15,770)	(21,177)

Amounts Attributable to Noncontrolling Interests
Net loss	2,794	3,294	2,196	3,318
Change in unrealized loss (gain) on derivative instruments	312	(328)	472	200
Comprehensive loss attributable to noncontrolling interests	3,106	2,966	2,668	3,518
Comprehensive (Loss) Income Attributable to CWI Stockholders	$(1,694)	$3,648	$(13,102)	$(17,659)

See Notes to Consolidated Financial Statements.

CWI 9/30/2015 10-Q – 4

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Nine Months Ended September 30, 2015 and 2014
(in thousands, except share and per share amounts)

	CWI Stockholders
	Shares	Common Stock	Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total CWI Stockholders	Noncontrolling Interests	Total
Balance at January 1, 2015	129,083,977	$129	$1,078,768	$(142,123)	$(517)	$(3,000)	$933,257	$13,688	$946,945
Net loss				(11,899)			(11,899)	(2,196)	(14,095)
Shares issued, net of offering costs	3,098,864	4	31,270				31,274		31,274
Shares issued to affiliates	96,471		994				994		994
Contributions from noncontrolling interests							—	86,360	86,360
Distributions to noncontrolling interests							—	(7,383)	(7,383)
Shares issued under share incentive plans	17,605		143				143		143
Stock-based compensation to directors	17,476		180				180		180
Distributions declared ($0.4175 per share)				(54,621)			(54,621)		(54,621)
Other comprehensive loss:
Change in net unrealized loss on derivative instruments					(1,203)		(1,203)	(472)	(1,675)
Repurchase of shares	(579,934)					(5,698)	(5,698)		(5,698)
Balance at September 30, 2015	131,734,459	$133	$1,111,355	$(208,643)	$(1,720)	$(8,698)	$892,427	$89,997	$982,424

Balance at January 1, 2014	67,703,835	$68	$525,000	$(62,868)	$(136)	$(525)	$461,539	$12,746	$474,285
Net loss				(17,869)			(17,869)	(3,318)	(21,187)
Shares issued, net of offering costs	23,364,851	23	209,740				209,763		209,763
Shares issued to affiliates	652,647	1	6,526				6,527		6,527
Contributions from noncontrolling interests							—	7,886	7,886
Distributions to noncontrolling interests							—	(3,051)	(3,051)
Shares issued under share incentive plans	8,662		161				161		161
Stock-based compensation to directors	18,000		180				180		180
Distributions declared ($0.4125 per share)				(31,665)			(31,665)		(31,665)
Other comprehensive income:
Change in net unrealized gain on derivative instruments					210		210	(200)	10
Repurchase of shares	(256,511)					(2,475)	(2,475)		(2,475)
Balance at September 30, 2014	91,491,484	$92	$741,607	$(112,402)	$74	$(3,000)	$626,371	$14,063	$640,434

See Notes to Consolidated Financial Statements.

CWI 9/30/2015 10-Q – 5

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash Flows — Operating Activities
Net loss	$(14,095)	$(21,187)
Adjustments to net loss:
Depreciation and amortization	50,262	32,207
Straight-line rent adjustments	4,039	2,853
Equity in (earnings) losses of equity method investments in real estate in excess of distributions received	(2,679)	460
Net gain on extinguishment of debt (Note 9)	(1,982)	—
Amortization of deferred financing costs, ground lease intangible and other	656	1,549
Amortization of stock-based compensation expense	413	341
Asset management fees and reimbursable costs to affiliates settled in shares	—	7,517
Net changes in other operating assets and liabilities	6,145	3,709
Receipt of key money and other deferred incentive payments	2,831	10
Increase (decrease) in due to related parties and affiliates	2,228	(4,312)
Net Cash Provided by Operating Activities	47,818	23,147

Cash Flows — Investing Activities
Acquisitions of hotels	(511,333)	(415,278)
Funds placed in escrow	(71,152)	(46,523)
Funds released from escrow	52,701	43,718
Capital expenditures	(48,717)	(17,752)
Purchase of equity interest	(38,327)	—
Proceeds from sale of investment (Note 4)	28,995	—
Deposits released for hotel investments	8,600	8,230
Deposits for hotel investments	(4,058)	(15,149)
Distributions received from equity investments in excess of equity income	844	298
Net Cash Used in Investing Activities	(582,447)	(442,456)

Cash Flows — Financing Activities
Proceeds from mortgage financing	274,000	266,548
Contributions from noncontrolling interests	86,360	7,886
Distributions paid	(50,707)	(29,171)
Proceeds from issuance of shares, net of offering costs	30,948	206,068
Scheduled payments and prepayments of mortgage principal	(28,474)	(1,664)
Distributions to noncontrolling interests	(7,383)	(3,051)
Purchase of treasury stock	(5,698)	(2,475)
Deferred financing costs	(4,003)	(2,089)
Deposits for mortgage financing	(2,014)	(1,867)
Deposits released for mortgage financing	2,014	183
Purchase of interest rate caps	(238)	(113)
Withholding on restricted stock units	(90)	(49)
Proceeds from note payable to affiliate	—	11,000
Repayment of note payable to affiliate	—	(11,000)
Net Cash Provided by Financing Activities	294,715	440,206

Change in Cash During the Period
Net (decrease) increase in cash	(239,914)	20,897
Cash, beginning of period	330,811	109,373
Cash, end of period	$90,897	$130,270
See Notes to Consolidated Financial Statements.

CWI 9/30/2015 10-Q – 6

CAREY WATERMARK INVESTORS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business

Organization

Carey Watermark Investors Incorporated, or CWI or CWI 1, and, together with its consolidated subsidiaries, we, us, or our, is a publicly-owned, non-listed real estate investment trust, or REIT, formed as a Maryland corporation in March 2008 for the purpose of acquiring, owning, disposing of and, through our advisor, managing and seeking to enhance the value of interests in lodging and lodging-related properties primarily in the United States. We conduct substantially all of our investment activities and own all of our assets through CWI OP, LP, or the Operating Partnership. We are a general partner and a limited partner and own a 99.985% capital interest in the Operating Partnership. Carey Watermark Holdings, LLC, or Carey Watermark Holdings, which is owned indirectly by both W. P. Carey Inc., or WPC, and Watermark Capital Partners, LLC, or Watermark Capital Partners, hold a special general partner interest in the Operating Partnership.

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

We held ownership interests in 33 hotels at September 30, 2015. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 — Portfolio Overview for a complete listing of the hotels that we consolidate, or our Consolidated Hotels, and the hotels that we record as equity investments, or our Unconsolidated Hotels, at September 30, 2015.

Public Offerings

We raised $575.8 million through our initial public offering, which ran from September 15, 2010 through September 15, 2013. The proceeds from our initial public offering were fully invested by the end of the second quarter of 2014. We raised $577.4 million through our follow-on offering, which ran from December 20, 2013 through December 31, 2014. From inception through September 30, 2015, we also received $66.6 million through our distribution reinvestment plan, or DRIP. We intend to continue to invest the remaining proceeds from our follow-on offering and DRIP in lodging and lodging-related properties.

Note 2. Basis of Presentation

Basis of Presentation

Our interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of our consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States, or GAAP.

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

CWI 9/30/2015 10-Q – 7

Notes to Consolidated Financial Statements (Unaudited)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.  Additionally, on January 1, 2015, we adopted the Uniform System of Accounts for the Lodging Industry, Eleventh Revised Edition, which mandates a prospective reclassification of certain hotel revenue and hotel expense items within the income statement. During the three and nine months ended September 30, 2014, we included rent paid to third-party owners of condominium units at the Hawks Cay Resort totaling $2.2 million and $7.4 million, respectively, in Room expense in our consolidated financial statements. Beginning in 2015, these expenses, which totaled $2.4 million and $8.1 million for the three and nine months ended September 30, 2015, respectively, were included in Property taxes, insurance, rent and other. During the three and nine months ended September 30, 2015, rent paid to third-party owners of condominium units at the Ritz-Carlton Key Biscayne and Ritz-Carlton Fort Lauderdale totaled $1.5 million and $1.9 million, respectively, which was also included in Property taxes, insurance, rent and other. Both of these hotels were acquired during the second quarter of 2015.

Basis of Consolidation

Our consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries. The portions of equity in consolidated subsidiaries that are not attributable, directly or indirectly, to us are presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a variable interest entity, or VIE, and, if so, whether we should be deemed the primary beneficiary and are therefore required to consolidate the entity. We performed an analysis of all of our subsidiary entities to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of our assessment, we have concluded that none of our subsidiaries qualified as a VIE.

Recent Accounting Requirements

The following Accounting Standards Updates, or ASUs, promulgated by the Financial Accounting Standards Board are applicable to us:

ASU 2015-16, Business Combinations (Topic 805) — ASU 2015-16  requires that an acquirer recognize adjustments identified during the business combination measurement period in the reporting period in which the adjustment amounts are determined. The effects on earnings due to changes in depreciation, amortization, or other income effects as a result of the change are also recognized in the same period’s financial statements. ASU 2015-16 also requires that acquirers present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date.  ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, early adoption is permitted and prospective application is required for adjustments that are identified after the effective date of this update. We elected to early adopt ASU 2015-16 and implemented the standard prospectively beginning July 1, 2015.

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

ASU 2014-09, Revenue from Contracts with Customers (Topic 606) — ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. Additionally, this guidance modifies disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the Financial Accounting Standards Board issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year, until years beginning in 2018, with early adoption permitted but not before 2017, the original public company effective date. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

CWI 9/30/2015 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Agreements and Transactions with Related Parties

Agreements with Our Advisor and Affiliates

We have an advisory agreement with our advisor to perform certain services for us, under a fee arrangement, including managing our overall business, the identification, evaluation, negotiation, purchase and disposition of lodging and lodging-related properties and the performance of certain administrative duties. The agreement that is currently in effect will expire on December 31, 2015, unless otherwise renewed by us. Our advisor has entered into a subadvisory agreement with the subadvisor, whereby our advisor pays 20% of the fees earned under the advisory agreement to the subadvisor and the subadvisor provides certain personnel services to us.

The following tables present a summary of fees we paid and expenses we reimbursed to our advisor, subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Amounts Included in the Consolidated Statements of Operations
Acquisition fees	$—	$—	$13,919	$10,749
Asset management fees	3,152	1,906	8,546	4,905
Available Cash Distribution	2,463	1,193	6,356	2,247
Personnel and overhead reimbursements	1,825	1,240	5,451	3,828
Interest expense	—	8	—	10
	$7,440	$4,347	$34,272	$21,739

Other Transaction Fees Incurred
Capitalized acquisition fees for equity method investments	$—	$—	$1,915	$—
Capitalized loan refinancing fee	—	—	270	—
Offering costs	—	488	171	2,805
Selling commissions and dealer manager fees	—	10,012	—	20,857
	$—	$10,500	$2,356	$23,662

The following table presents a summary of the amounts included in Due to related parties and affiliates in the consolidated financial statements (in thousands):

	September 30, 2015	December 31, 2014
Amounts Due to Related Parties and Affiliates
Reimbursable costs	$1,622	$338
Other amounts due to our advisor	1,054	965
Due to joint venture partners and other	345	367
Organization and offering costs due to our advisor	—	322
Due to WPC	—	67
	$3,021	$2,059

Acquisition Fees

Our advisor receives acquisition fees of 2.5% of the total investment cost of the properties acquired, including on our proportionate share of equity method investments, and loans originated by us, not to exceed 6% of the aggregate contract purchase price of all investments and loans.

CWI 9/30/2015 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

Asset Management Fees, Dispositions Fees and Loan Refinancing Fees

We pay our advisor an annual asset management fee equal to 0.5% of the aggregate Average Market Value of our Investments, both as defined in our advisory agreement with our advisor. Our advisor is also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property, as well as a loan refinancing fee of up to 1% of a refinanced loan, if certain conditions described in the advisory agreement are met. If our advisor elects to receive all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV, which is $10.30, determined as of September 30, 2014, or, if an NAV has not yet been published, such as during our follow-on offering, the offering price, which was $10.00 per share. We paid our asset management fees in cash for the three and nine months ended September 30, 2015 and in shares of our common stock for the three and nine months ended September 30, 2014. For the nine months ended September 30, 2015, $1.0 million in asset management fees were settled in shares, which related to fees incurred during the fourth quarter of 2014. For the nine months ended September 30, 2014, $4.7 million in asset management fees were settled in shares. At September 30, 2015, our advisor owned 1,501,028 shares (1.1%) of our outstanding common stock. Asset management fees are included in Asset management fees to affiliate and other expenses in the consolidated financial statements. No disposition fees were recognized during the three and nine months ended September 30, 2015 and 2014.

Available Cash Distributions

Carey Watermark Holdings’ special general partner interest entitles it to receive distributions of 10% of Available Cash, as defined in the agreement of limited partnership of the Operating Partnership, or Available Cash Distributions, generated by the Operating Partnership, subject to certain limitations. In addition, in the event of the dissolution of the Operating Partnership, Carey Watermark Holdings will be entitled to receive distributions of up to 15% of net proceeds, provided certain return thresholds are met for the initial investors in the Operating Partnership. Available Cash Distributions are included in Loss attributable to noncontrolling interests in the consolidated financial statements.

Personnel and Overhead Reimbursements/Reimbursable Costs

Pursuant to the subadvisory agreement, after we reimburse our advisor, it will subsequently reimburse the subadvisor for personnel costs and other charges. We also grant restricted stock units to employees of the subadvisor pursuant to our 2010 Equity Incentive Plan. The subadvisor provides us with the services of Michael G. Medzigian, our chief executive officer, during the term of the subadvisory agreement, subject to the approval of our board of directors. In addition, pursuant to the advisory agreement, we reimburse our advisor for the actual cost of personnel allocable to their time devoted to providing administrative services to us, as well as rent expense. These reimbursements are included in Corporate general and administrative expenses and Due to related parties and affiliates in the consolidated financial statements. We paid these reimbursements in cash for the three and nine months ended September 30, 2015 and in shares of our common stock, at the election of our advisor, for the three and nine months ended September 30, 2014. For the nine months ended September 30, 2015, less than $0.1 million in reimbursements were settled in shares that related to reimbursements incurred during the fourth quarter of 2014. For the nine months ended September 30, 2014, $1.8 million of such fees were settled in shares.

Selling Commissions and Dealer Manager Fees

We had a dealer manager agreement with Carey Financial, LLC, or Carey Financial, whereby Carey Financial received a selling commission of up to $0.70 per share sold, which was re-allowed to selected dealers, and a dealer manager fee of up to $0.30 per share sold through the termination of our follow on offering on December 31, 2014, a portion of which may have been re-allowed to selected dealers. These amounts are recorded in Additional paid-in capital in the consolidated financial statements.

Other Amounts Due to Our Advisor

This balance primarily represented asset management fees payable.

Due to Joint Venture Partners and Other

This balance is primarily comprised of amounts due from consolidated joint ventures to our joint venture partners related to hotel operating expenses paid by hotel managers that are affiliates of our joint venture partners, which will be reimbursed.

CWI 9/30/2015 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

Organization and Offering Costs

Pursuant to our advisory agreement, we were liable for certain expenses related to our public offerings, including filing, legal, accounting, printing, advertising, transfer agent and escrow fees, which were deducted from the gross proceeds of the offering. We reimbursed Carey Financial or selected dealers for reasonable bona fide due diligence expenses incurred that were supported by a detailed and itemized invoice. The total underwriting compensation to Carey Financial and selected dealers in connection with the offerings cannot exceed limitations prescribed by the Financial Industry Regulatory Authority, Inc. Our advisor agreed to be responsible for the repayment of organization and offering expenses (excluding selling commissions and dealer manager fees paid to Carey Financial and selected dealers and fees paid and expenses reimbursed to selected dealers) that exceed in the aggregate 2% of the gross proceeds from our initial public offering and 4% of the gross proceeds from our follow-on offering.

Through September 30, 2015, our advisor incurred organization and offering costs on our behalf related to our follow-on offering of approximately $3.5 million, all of which we have repaid as of September 30, 2015. During the nine months ended September 30, 2015, we charged $0.2 million of deferred offering costs to stockholder’s equity.

Jointly-Owned Investments and Other Transactions with Affiliates

At September 30, 2015, we owned interests in two jointly-owned investments with our affiliate, Carey Watermark Investors 2 Incorporated, or CWI 2: the Ritz-Carlton Key Biscayne, a Consolidated Hotel, and the Marriott Sawgrass Golf Resort & Spa, an Unconsolidated Hotel. See Note 4 and Note 5 for further discussion. CWI 2 is a publicly-owned, non-listed REIT that is also advised by our advisor and invests in lodging and lodging-related properties.

In September 2014, our board of directors and the board of directors of WPC approved unsecured loans to us and CWI 2 of up to $75.0 million in the aggregate, at an interest rate equal to the rate at which WPC is able to borrow funds under its senior unsecured credit facility, for the purpose of facilitating acquisitions approved by our respective investment committees that we might not otherwise have sufficient available funds to complete. Any such loans are solely at the discretion of WPC’s management. In April 2015, this aggregate amount was increased to $110.0 million. At September 30, 2015, we had not borrowed any such amounts from WPC. On November 6, 2015, we borrowed $25.0 million from WPC (Note 12). As of the date of this Report, $17.6 million was available to be borrowed from WPC based upon the aggregate borrowings by us and CWI 2.

Note 4. Net Investments in Hotels

Net investments in hotels are summarized as follows (in thousands):

	September 30, 2015	December 31, 2014
Buildings	$1,553,552	$1,226,880
Land	376,712	214,522
Furniture, fixtures and equipment	122,751	88,464
Building and site improvements	50,849	21,989
Construction in progress	25,065	17,345
Hotels, at cost	2,128,929	1,569,200
Less: Accumulated depreciation	(107,457)	(59,903)
Net investments in hotels	$2,021,472	$1,509,297

2015 Acquisitions

During the nine months ended September 30, 2015, we acquired five Consolidated Hotels, with real estate and other hotel assets, net of assumed liabilities and contributions from noncontrolling interests, totaling $425.0 million. In connection with these acquisitions, we expensed acquisition costs of $17.4 million, including acquisition fees of $13.9 million paid to our advisor. See Note 9 for information about mortgage financing obtained in connection with our acquisitions and Note 10 for information about planned renovations on these hotels, as applicable.

CWI 9/30/2015 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

The following tables present a summary of assets acquired and liabilities assumed in these business combinations, each at the date of acquisition, and revenues and earnings thereon, since their respective dates of acquisition through September 30, 2015 (in thousands):

	2015 Acquisitions (a)
	Westin Minneapolis	Westin Pasadena	Hilton Garden Inn/Homewood Suites Atlanta Midtown	Ritz-Carlton Key Biscayne (b)	Ritz-Carlton Fort Lauderdale
Acquisition date	February 12, 2015	March 19, 2015	April 29, 2015	May 29, 2015	June 30, 2015
Cash consideration	$66,176	$141,738	$58,492	$68,925	$89,642
Assets acquired at fair value:
Land	6,405	22,785	5,700	117,200	36,500
Building and site improvements	57,105	112,215	47,680	144,282	60,022
Furniture, fixtures and equipment	2,846	7,379	4,135	9,907	3,484
Construction in progress	—	—	—	450	—
Intangible assets	—	—	720	43,100	7,500
Accounts receivable	97	94	100	7,957	2,894
Other assets	164	608	328	1,703	637
Liabilities assumed at fair value:
Non-recourse debt	—	—	—	(171,500)	—
Accounts payable, accrued expenses and other liabilities	(441)	(1,343)	(171)	(12,935)	(6,274)
Noncontrolling interests at fair value	—	—	—	(71,239)	(15,121)
Net assets acquired at fair value	$66,176	$141,738	$58,492	$68,925	$89,642

	From Acquisition date through September 30, 2015
Revenues	$10,796	$16,685	$5,247	$21,390	$4,467
Net income (loss)	$2,054	$3,791	$1,165	$(1,683)	$(2,425)
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

Disposition

On April 1, 2015, we sold a 50% controlling interest in the Marriott Sawgrass Golf Resort & Spa, which we acquired in October 2014, to CWI 2 for a contractual sales price of $37.2 million. Our remaining 50% interest in the hotel is accounted for as an equity method investment (Note 5). We recognized other income of $2.4 million in our consolidated financial statements resulting primarily from the reimbursement we received from CWI 2 of 50% of the acquisition costs we incurred on our acquisition of the hotel in October 2014, which were expensed in prior periods.

Total revenue and net income from operations from this hotel prior to the date of sale were $13.3 million and $2.4 million, respectively, for the nine months ended September 30, 2015.

CWI 9/30/2015 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

Pro Forma Financial Information

The following unaudited consolidated pro forma financial information presents our financial results as if our acquisitions, which are accounted for as business combinations, that we completed during the nine months ended September 30, 2015 and 2014, and the new financings related to these acquisitions, had occurred on January 1, 2014 and 2013, respectively. The pro forma financial information is not necessarily indicative of what the actual results would have been had the acquisitions actually occurred on January 1, 2014, nor does it purport to represent the results of operations for future periods.

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Pro forma total revenues	$149,642	$133,512	$475,308	$416,100

Pro forma net (loss) income	$(3,854)	$(3,939)	$9,277	$(17,976)
Pro forma loss (income) from continuing operations attributable to noncontrolling interests	5,997	8,208	(2,116)	7,611
Pro forma income (loss) from continuing operations attributable to CWI stockholders	$2,143	$4,269	$7,161	$(10,365)
Pro forma income (loss) per share:
Basic and diluted pro forma net income (loss) attributable to CWI stockholders	$0.02	$0.03	$0.05	$(0.08)
Basic and diluted pro forma weighted-average shares outstanding	131,773,064	123,333,871	130,832,077	124,709,383

The pro forma weighted-average shares outstanding were determined as if the number of shares issued in our public offerings in order to raise the funds used for our Consolidated Hotel acquisitions that we completed during the nine months ended September 30, 2015 and 2014 were issued on January 1, 2014 and 2013, respectively. All acquisition costs for our acquisitions completed during the nine months ended September 30, 2015 and 2014 are presented as if they were incurred on January 1, 2014 and 2013, respectively.

Construction in Progress

At September 30, 2015 and December 31, 2014, construction in progress, recorded at cost, was $25.1 million and $17.3 million, respectively, and related primarily to renovations at the Marriott Boca Raton at Boca Center, the Hawks Cay Resort, the Ritz-Carlton Fort Lauderdale, and the Marriott Kansas City Country Club Plaza at September 30, 2015 and the Hawks Cay Resort and the Renaissance Chicago Downtown at December 31, 2014 (Note 10). We capitalize interest expense and certain other costs, such as property taxes, property insurance and hotel incremental labor costs, related to hotels undergoing major renovations. We capitalized $0.5 million and $0.2 million during the three months ended September 30, 2015 and 2014, respectively, and $1.7 million and $0.3 million during the nine months ended September 30, 2015 and 2014, respectively.

During the nine months ended September 30, 2015 and 2014, accrued capital expenditures increased by $3.3 million and $2.3 million, respectively, representing non-cash investing activity.

CWI 9/30/2015 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Equity Investments in Real Estate

At September 30, 2015, we owned equity interests in four Unconsolidated Hotels, three with unrelated third parties and one with CWI 2. We do not control the ventures that own these hotels, but we exercise significant influence over them. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to our advisor that we incur and other-than-temporary impairment charges, if any).

Under the conventional approach of accounting for equity method investments, an investor applies its percentage ownership interest to the venture’s net income to determine the investor’s share of the earnings or losses of the venture. This approach is inappropriate if the venture’s capital structure gives different rights and priorities to its investors. We have priority returns on several of our equity method investments. Therefore, we follow the hypothetical liquidation at book value method in determining our share of these ventures’ earnings or losses for the reporting period as this method better reflects our claim on the ventures’ book value at the end of each reporting period. Earnings for our equity method investments are recognized in accordance with each respective investment agreement and, where applicable, based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period.

Ritz-Carlton Philadelphia Venture

On May 15, 2015, we purchased a 60% equity interest in an existing venture that owns and operates the Ritz-Carlton Philadelphia. The joint venture is not a VIE as there is sufficient equity at risk, the equity holders as a group have the characteristics of sufficient financial control, and neither party holds voting rights that are disproportionately less than its obligation to absorb expected losses. The Ritz-Carlton Philadelphia is undergoing a comprehensive public space and guestroom renovation estimated at $21.4 million. At the date we purchased our equity interest in the venture, the hotel planned to incur, and as of the date of this Report, is currently incurring, capital expenditures, and therefore capital expenditure decisions are expected to be made in the ordinary course of business. The annual operating budget for the hotel cannot be implemented without approval by the venture partner. Given the substantial renovations discussed above, the operations of the hotel are evolving and the budget is expected to fluctuate from year to year, and as a result, the above decisions will need to be made in the ordinary course of the operations of the hotel as contemplated in Accounting Standards Codification, or ASC, 810-20-55-9.

Based on the foregoing analysis, we determined that the right outlined above represents a substantive participating right under ASC 810-20-25-16 and that the presumption of control has been overcome as detailed in ASC 810-20-25-11, and we further concluded that we should account for our interest in the Ritz-Carlton Philadelphia venture under the equity method of accounting.

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these ventures are affected by the timing and nature of distributions (dollars in thousands):

Hotels	State	Number of Rooms	% Owned	Our Initial Investment (a)	Acquisition Date	Hotel Type	Renovation Status at September 30, 2015	Carrying Value at
								September 30, 2015	December 31, 2014
Unconsolidated Hotels
Hyatt French Quarter Venture (b)	LA	254	80%	$13,000	9/6/2011	Full-service	Completed	$4,669	$4,197
Westin Atlanta Venture (c)	GA	372	57%	13,170	10/3/2012	Full-service	Completed	7,711	8,980
Marriott Sawgrass Golf Resort & Spa Venture (d)	FL	511	50%	33,758	10/3/2014	Resort	In progress	34,821	—
Ritz-Carlton Philadelphia Venture	PA	299	60%	38,327	5/15/2015	Full-service	Planned Future	39,573	—
		1,436		$98,255				$86,774	$13,177
___________

(a)	This amount represents purchase price plus capitalized costs, inclusive of fees paid to our advisor, at the time of acquisition.

(b)	We received cash distributions of $0.1 million and $0.4 million from this investment during the three and nine months ended September 30, 2015, respectively.

(c)	We received cash distributions of $0.3 million and $0.8 million from this investment during the three and nine months ended September 30, 2015, respectively.

(d)
On October 3, 2014, we acquired the Marriott Sawgrass Golf Resort & Spa. On April 1, 2015, we sold a 50% controlling interest to CWI 2 and began accounting for our interest in the hotel as an equity method investment. Our initial investment represents our remaining 50% interest in the Marriott Sawgrass Golf Resort & Spa venture.

CWI 9/30/2015 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth our share of equity in earnings (losses) from our Unconsolidated Hotels, which are based on the hypothetical liquidation at book value model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Venture	2015	2014	2015	2014
Ritz-Carlton Philadelphia Venture	$828	$—	$1,246	$—
Hyatt French Quarter Venture	(344)	(529)	1,173	401
Marriott Sawgrass Golf Resort & Spa Venture	(126)	—	1,071	—
Westin Atlanta Venture	(208)	(329)	(425)	(861)
Total equity in earnings (losses) of equity method investments in real estate	$150	$(858)	$3,065	$(460)

No other-than-temporary impairment charges related to our investments in these ventures were recognized during either the nine months ended September 30, 2015 or 2014.

At September 30, 2015 and December 31, 2014, the unamortized basis differences on our equity investments were $3.4 million and $1.6 million, respectively. Net amortization of the basis differences reduced the carrying values of our equity investments by less than $0.1 million and $0.1 million during the three and nine months ended September 30, 2015, respectively, and less than $0.1 million during both the three and nine months ended September 30, 2014.

Note 6. Intangible Assets and Liabilities

In connection with our investment activity during the nine months ended September 30, 2015, we recorded intangible assets totaling $50.6 million, representing condo rental programs at the Ritz-Carlton Key Biscayne and the Ritz-Carlton Fort Lauderdale with a weighted average life of 50.7 years and a below-market ground lease of $0.7 million at the Hilton Garden Inn/Homewood Suites Atlanta Midtown with a life of 9.6 years.

Intangible assets and liabilities, included in Intangible assets, net and Accounts payable, accrued expenses and other liabilities, respectively, in the consolidated financial statements, are summarized as follows (dollars in thousands):

		September 30, 2015			December 31, 2014
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Villa/condo rental programs	45 – 55	$82,300	$(1,695)	$80,605	$31,700	$(837)	$30,863
Below-market hotel ground leases and parking garage lease	9.6 - 92.5	11,656	(289)	11,367	10,936	(167)	10,769
In-place leases	1 – 21	317	(135)	182	317	(80)	237
Total intangible assets, net		$94,273	$(2,119)	$92,154	$42,953	$(1,084)	$41,869

Amortizable Intangible Liability
Above-market hotel ground lease	85	$(2,100)	$33	$(2,067)	$(2,100)	$15	$(2,085)

Net amortization of intangibles were $0.5 million and $0.3 million for the three months ended September 30, 2015 and 2014, respectively, and $1.0 million for both the nine months ended September 30, 2015 and 2014. Amortization of in-place lease intangibles and the villa/condo rental programs are included in Depreciation and amortization, and amortization of hotel parking garage lease, hotel ground lease and above-market ground lease intangibles is included in Property taxes, insurance, rent and other in the consolidated financial statements.

CWI 9/30/2015 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

Based on the intangible assets recorded at September 30, 2015, scheduled annual amortization of intangibles for the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter is as follows (in thousands):

Years Ending December 31,	Increase to Depreciation and Amortization	Increase to Property Taxes, Insurance and Rent	Total
2015 (remainder)	$444	$42	$486
2016	1,765	170	1,935
2017	1,729	170	1,899
2018	1,718	170	1,888
2019	1,718	170	1,888
Thereafter	73,413	8,578	81,991
Total	$80,787	$9,300	$90,087

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

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the three and nine months ended September 30, 2015 or 2014. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our non-recourse debt, which we have classified as Level 3, had a carrying value of $1.3 billion and $1.0 billion, and an estimated fair value of $1.3 billion and $1.0 billion, at September 30, 2015 and December 31, 2014, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both September 30, 2015 and December 31, 2014.

CWI 9/30/2015 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

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

Derivative Financial Instruments

When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates. We have not entered into, and do not plan to enter into, financial instruments for trading or speculative purposes. In addition to entering into derivative instruments on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts, which are considered to be derivative instruments. The primary risks related to our use of derivative instruments include a counterparty to a hedging arrangement defaulting on its obligation and a downgrade in the credit quality of a counterparty to such an extent that our ability to sell or assign our side of the hedging transaction is impaired. While we seek to mitigate these risks by entering into hedging arrangements with large financial institutions that we deem to be creditworthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities.

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

The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
as Hedging Instruments	Balance Sheet Location	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Interest rate swaps	Other assets	$—	$346	$—	$—
Interest rate caps	Other assets	72	218	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(1,540)	(690)
		$72	$564	$(1,540)	$(690)

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements. At both September 30, 2015 and December 31, 2014, no cash collateral had been posted nor received for any of our derivative positions.

We recognized an unrealized loss and unrealized gain of $1.5 million and $0.6 million in Other comprehensive loss on derivatives in connection with our interest rate swaps during the three months ended September 30, 2015 and 2014, respectively, and losses of $3.3 million and $1.6 million during the nine months ended September 30, 2015 and 2014, respectively.

We reclassified losses of $0.4 million from Other comprehensive loss on derivatives into interest expense during both the three months ended September 30, 2015 and 2014 and losses of $1.2 million during both the nine months ended September 30, 2015 and 2014.

CWI 9/30/2015 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

Amounts reported in Other comprehensive loss related to interest rate swaps will be reclassified to Interest expense as interest payments are made on our variable-rate debt. At September 30, 2015, we estimated that an additional $1.2 million, inclusive of amounts attributable to noncontrolling interests of $0.1 million, will be reclassified as Interest expense during the next 12 months related to our interest rate swaps.

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

The interest rate swaps and caps that we had outstanding on our Consolidated Hotels at September 30, 2015 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of	Face	Fair Value at
Interest Rate Derivatives	Instruments	Amount	September 30, 2015
Interest rate swaps	4	$193,310	$(1,540)
Interest rate caps	6	160,000	72
			$(1,468)

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of September 30, 2015. At September 30, 2015, our total credit exposure was $0.1 million and the maximum exposure to any single counterparty was less than $0.1 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At September 30, 2015, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $1.7 million and $0.8 million at September 30, 2015 and December 31, 2014, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at either September 30, 2015 or December 31, 2014, we could have been required to settle our obligations under these agreements at their aggregate termination value of $1.7 million and $0.8 million, respectively.

CWI 9/30/2015 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

Note 9. Debt

The following table presents the non-recourse debt on our Consolidated Hotel investments (dollars in thousands):

				Carrying Amount at
Consolidated Hotels	Interest Rate	Rate Type	Current Maturity Date	September 30, 2015	December 31, 2014
Hawks Cay Resort (a) (b)	5.74%	Variable	11/2016	$79,000	$79,000
Courtyard Pittsburgh Shadyside (b) (c)	4.09%	Variable	3/2017	20,400	21,000
Ritz-Carlton Key Biscayne (d)	6.09%	Fixed	6/2017	170,271	—
Sanderling Resort (a) (b)	4.70%	Variable	10/2017	22,000	22,000
Courtyard San Diego Mission Valley (a) (b)	4.60%	Variable	12/2017	49,610	50,420
Hampton Inn Memphis Beale Street	4.07%	Fixed	3/2018	21,171	21,585
Hampton Inn Atlanta Downtown	4.12%	Fixed	3/2018	13,132	13,370
Hampton Inn Birmingham Colonnade	4.12%	Fixed	3/2018	9,077	9,241
Hampton Inn Frisco Legacy Park	4.12%	Fixed	3/2018	8,884	9,045
Hilton Garden Inn Baton Rouge Airport	4.12%	Fixed	3/2018	9,463	9,635
Hampton Inn Boston Braintree (a) (b) (e)	3.21%	Variable	3/2018	12,000	9,500
Lake Arrowhead Resort and Spa (a) (b) (f)	2.46%	Variable	6/2018	15,000	17,955
Fairmont Sonoma Mission Inn & Spa (b)	4.13%	Variable	7/2018	44,000	44,000
Ritz-Carlton Fort Lauderdale (a) (b) (g)	2.60% 7.42%	Variable	7/2018	70,000	—
Sheraton Austin Hotel at the Capitol	3.96%	Fixed	6/2019	67,000	67,000
Marriott Boca Raton at Boca Center (b)	3.43%	Variable	7/2019	41,000	34,000
Hilton Garden Inn New Orleans French Quarter/CBD	5.30%	Fixed	7/2019	10,677	10,793
Marriott Sawgrass Golf Resort & Spa (b) (h)	4.00%	Variable	11/2019	—	66,700
Staybridge Suites Savannah Historic District	4.70%	Fixed	11/2019	14,850	14,850
Hutton Hotel Nashville	5.25%	Fixed	7/2020	44,000	44,000
Renaissance Chicago Downtown	4.71%	Fixed	1/2021	90,000	90,000
Courtyard Times Square West	4.62%	Fixed	6/2021	56,000	56,000
Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center	3.80%	Fixed	7/2021	53,000	53,000
Marriott Kansas City Country Club Plaza	4.42%	Fixed	12/2021	38,500	38,500
Westin Minneapolis	3.63%	Fixed	3/2022	43,500	—
Westin Pasadena	3.83%	Fixed	5/2022	88,500	—
Hilton Garden Inn/Homewood Suites Atlanta Midtown	3.75%	Fixed	5/2022	38,000	—
Holiday Inn Manhattan 6th Avenue Chelsea	4.49%	Fixed	6/2023	79,702	80,000
Hyatt Place Austin Downtown	4.88%	Fixed	4/2024	56,500	56,500
Marriott Raleigh City Center (i)	4.61%	Fixed	9/2038	51,500	51,500
				$1,316,737	$969,594
___________

(a)	These mortgage loans each have two one-year extension options, all of which are subject to certain conditions. The maturity dates in the table do not reflect extension options.

(b)
These mortgage loans have variable interest rates, which have effectively been capped or converted to fixed rates through the use of interest rate caps or swaps (Note 8). The interest rates presented for these mortgage loans reflect the rate in effect at September 30, 2015 after giving effect to a related interest rate cap or swap, when applicable.

(c)	This mortgage loan has a one-year extension option, which is subject to certain conditions. The maturity date in the table does not reflect the extension option.

CWI 9/30/2015 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

(d)
In connection with our assumption of this loan at the time of acquisition in May 2015, we recorded a fair market value adjustment that resulted in a premium of $7.5 million, which will be amortized over the remaining term of the loan. During the three and nine months ended September 30, 2015, we recognized amortization expense related to the premium of $0.9 million and $1.2 million, respectively.

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

(g)
The debt is comprised of a senior mortgage loan for $49.0 million with an interest rate of 2.60% and a mezzanine loan for $21.0 million with an interest rate of 7.42%. The rates on both loans have effectively been capped through the use of interest rate caps and both loans have a maturity date of July 1, 2018.

(h)	On April 1, 2015, we sold a 50% controlling interest in the hotel to CWI 2. Our remaining 50% interest in the hotel is accounted for as an equity method investment (Note 5).

(i)	The mortgage loan includes a call option by the lender, with the earliest repayment date being September 1, 2018.

Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s restricted cash account and would be triggered under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If the provisions were triggered, the lender would retain a portion of cash sufficient to cover the required debt service; however, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel.

Financing Activity During 2015

In connection with our 2015 Acquisitions (Note 4), we obtained $240.0 million in non-recourse mortgage financing, with a weighted-average annual interest rate of 3.9% and term of 6.0 years. We capitalized $2.2 million of deferred financing costs related to these loans.

During the nine months ended September 30, 2015, we refinanced two non-recourse mortgage loans totaling $25.5 million with new non-recourse mortgage loans totaling $27.0 million, with a weighted-average interest rate of 2.8% and term of three years. We recognized a net gain on extinguishment of debt of $1.8 million. We also drew down $7.0 million on an existing mortgage loan for renovations at the Marriott Boca Raton at Boca Center.

Covenants

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage ratios. At September 30, 2015, we were in compliance with the applicable covenants for each of our mortgage loans.

CWI 9/30/2015 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2015 (remainder)	$1,415
2016	85,861
2017	262,497
2018	258,261
2019	139,529
Thereafter through 2038	562,903
1,310,466
Fair market value adjustment (a)	6,271
Total	$1,316,737
__________

(a)
Represents the unamortized premium recorded as of September 30, 2015 in connection with the assumption of the Ritz-Carlton Key Biscayne mortgage loan as part of the acquisition of the hotel in May 2015.

Note 10. Commitments and Contingencies

At September 30, 2015, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position or results of operations.

Renovation Commitments

Certain of our hotel franchise and loan agreements require us to make planned renovations to our hotels (Note 4). We do not currently expect to, and are not obligated to, fund any planned renovations on our Unconsolidated Hotels beyond our original investment.

At September 30, 2015, 12 hotels were either undergoing renovation or in the planning stage of renovations, and we currently expect that four will be completed during the fourth quarter of 2015, four will be completed during the first half of 2016, two will be completed during the second half of 2016 and two will be completed during the first half of 2017. The following table summarizes our capital commitments related to our Consolidated Hotels (in thousands):

	September 30, 2015	December 31, 2014
Capital commitments	$110,250	$100,600
Less: paid	(47,479)	(16,363)
Unpaid commitments	62,771	84,237
Less: amount held in escrow	(42,333)	(44,080)
Unfunded commitments	$20,438	$40,157

CWI 9/30/2015 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

Ground Lease Commitments

Three of our hotels are subject to ground leases. Scheduled future minimum ground lease payments during the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2015 (remainder)	$764
2016	3,110
2017	3,181
2018	3,254
2019	3,328
Thereafter through 2106	658,003
Total	$671,640

For the three and nine months ended September 30, 2015, we recorded rent expense of $1.0 million and $2.8 million, respectively, inclusive of percentage rents of $0.2 million and $0.5 million, respectively, related to these ground leases, which are included in Property taxes, insurance, rent and other in the consolidated financial statements. For the three and nine months ended September 30, 2014, we recorded rent expense of $1.0 million and $2.0 million, respectively, inclusive of percentage rents of $0.2 million and $0.5 million, respectively, related to these ground leases.

Note 11. Equity

Stock-Based Payments

2010 Equity Incentive Plan and Directors Incentive Plan — 2010 Incentive Plan

We maintain the 2010 Equity Incentive Plan, which authorizes the issuance of shares of our common stock to our officers and officers and employees of the subadvisor, who perform services on our behalf, and to non-director members of the investment committee through stock-based awards. The 2010 Equity Incentive Plan provides for the grant of restricted stock units, or RSUs and dividend equivalent rights. We also maintain the Directors Incentive Plan — 2010 Incentive Plan, which authorizes the issuance of shares of our common stock to our independent directors. The Directors Incentive Plan — 2010 Incentive Plan provides for the grant of RSUs and dividend equivalent rights. A maximum of 4,000,000 shares may be granted, in the aggregate, under these two plans, of which 3,805,469 shares remained available for future grants at September 30, 2015. During the nine months ended September 30, 2015 and 2014, we issued 29,370 RSUs and 42,500 RSUs, respectively, which are generally scheduled to vest over three years, subject to continued employment, to employees of the subadvisor. We issued 4,369 RSUs at $10.30 per unit and 4,500 RSUs at $10.00 per unit in June 2015 and 2014, respectively, to each of our four independent directors, which vested immediately.

We recognized stock-based compensation expense associated with these awards of $0.1 million for both the three months ended September 30, 2015 and 2014, and $0.4 million and $0.3 million for the nine months ended September 30, 2015 and 2014, respectively. Stock-based compensation expense is included within Corporate general and administrative expense in the consolidated financial statements.

The awards to employees of the subadvisor had a weighted-average remaining contractual term of 1.90 years at September 30, 2015. At September 30, 2015, we had 74,305 nonvested RSUs outstanding and we currently expect to recognize stock-based compensation expense totaling approximately $0.6 million over the remaining vesting period. We have not recognized any income tax benefit in earnings for our share-based compensation arrangements since the inception of these two plans.

Distributions Declared

During the third quarter of 2015, our board of directors declared a quarterly distribution of $0.1425 per share, which was paid on October 15, 2015 to stockholders of record on September 30, 2015, in the amount of $18.8 million.

CWI 9/30/2015 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

Note 12. Subsequent Event

On November 6, 2015, we borrowed $25.0 million from WPC at an interest rate of 30-day London Interbank Offered Rate plus 1.10% and a maturity date of December 30, 2015 (Note 3).

CWI 9/30/2015 10-Q – 23

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

Business Overview

As described in more detail in Item 1 of the 2014 Annual Report, we are a publicly-owned, non-listed REIT formed for the purpose of acquiring, owning, disposing of and, through our advisor, managing and seeking to enhance the value of interests in lodging and lodging-related properties. At September 30, 2015, we held ownership interests in 33 hotels, with a total of 8,474 rooms.

Significant Developments

2015 Acquisitions

During the nine months ended September 30, 2015, we acquired ownership interests in five Consolidated Hotels, with real estate and other hotel assets, net of assumed liabilities and contributions from noncontrolling interests, totaling $425.0 million (Note 4) and an ownership interest in an Unconsolidated Hotel for $38.3 million (Note 5).

Financings

In connection with our 2015 Acquisitions (Note 4), we obtained new non-recourse mortgage financing totaling $240.0 million, with a weighted-average interest rate of 3.9% and term of 6.0 years (Note 9).

During the nine months ended September 30, 2015, we also refinanced two non-recourse mortgage loans totaling $25.5 million with new non-recourse mortgage loans totaling $27.0 million, with a weighted-average interest rate of 2.8% and term of three years, and recognized a net gain on extinguishment of debt of $1.8 million. We also drew down $7.0 million on an existing mortgage loan for renovations at the Marriott Boca Raton at Boca Center.

Disposition

On April 1, 2015, we sold a 50% controlling interest in the Marriott Sawgrass Golf Resort & Spa, which we acquired in October 2014, to CWI 2 for a contractual sales price of $37.2 million. Our remaining 50% interest in the hotel is accounted for as an equity method investment (Note 5). We recognized other income of $2.4 million in our consolidated financial statements resulting primarily from the reimbursement we received from CWI 2 of 50% of the acquisition costs we incurred on our acquisition of the hotel in October 2014, which were expensed in prior periods.

CWI 9/30/2015 10-Q – 24

Financial and Operating Highlights

(Dollars in thousands, except ADR and RevPAR)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Hotel revenues	$149,642	$97,131	$395,621	$243,673
Acquisition-related expenses	—	1,477	17,493	16,854
Net (loss) income attributable to CWI stockholders	(1,060)	2,830	(11,899)	(17,869)

Cash distributions paid	17,995	10,434	50,707	29,171

Net cash provided by operating activities			47,818	23,147
Net cash used in investing activities			(582,447)	(442,456)
Net cash provided by financing activities			294,715	440,206

Supplemental financial measures: (a)
FFO attributable to CWI stockholders	18,335	11,694	38,196	10,424
MFFO attributable to CWI stockholders	19,907	14,826	53,713	29,334

Consolidated Hotel Operating Statistics
Occupancy	79.8%	79.4%	77.8%	77.3%
ADR	$205.42	$195.41	$200.89	$193.71
RevPAR	$163.87	$155.10	$156.30	$149.66
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

The comparison of our results period over period is influenced by both the number and size of the hotels consolidated in each of the respective periods. At September 30, 2015, we owned 29 Consolidated Hotels, of which five were acquired during the nine months ended September 30, 2015, compared to 21 Consolidated Hotels at September 30, 2014.

Increases in revenue, FFO and MFFO for both the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014 were primarily driven by our 2014 and 2015 Acquisitions.

For the three months ended September 30, 2015 and 2014, we recognized net loss attributable to CWI stockholders of $1.1 million and net income attributable to CWI stockholders of $2.8 million, respectively. For the nine months ended September 30, 2015 and 2014, we recognized net loss attributable to CWI stockholders of $11.9 million and $17.9 million, respectively.

The decrease in net loss attributable to CWI stockholders for the nine months ended September 30, 2015 as compared to the prior year period was driven primarily by the significant increase in revenue as a result of our 2014 and 2015 Acquisitions, described below, as well as other income of $2.4 million recognized in connection with the sale of the 50% controlling interest in the Marriott Sawgrass Golf Resort & Spa to CWI 2 (Note 4) and the gain on extinguishment of debt of $2.0 million recognized in connection with the refinancing of the Lake Arrowhead Resort and Spa mortgage (Note 9) during the current year period.

CWI 9/30/2015 10-Q – 25

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

Hotels	State	Number of Rooms	% Owned	Our Initial Investment	Acquisition Date	Hotel Type	Renovation Status at September 30, 2015
Consolidated Hotels
2012 Acquisitions
Hampton Inn Boston Braintree	MA	103	100%	$12,500	5/31/2012	Select-service	Completed
Hilton Garden Inn New Orleans French Quarter/CBD	LA	155	88%	16,176	6/8/2012	Select-service	Completed
Lake Arrowhead Resort and Spa	CA	173	97%	24,039	7/9/2012	Resort	Completed
Courtyard San Diego Mission Valley	CA	317	100%	85,000	12/6/2012	Select-service	Completed
2013 Acquisitions
Hampton Inn Atlanta Downtown	GA	119	100%	18,000	2/14/2013	Select-service	Completed
Hampton Inn Frisco Legacy Park	TX	105	100%	16,100	2/14/2013	Select-service	Completed
Hampton Inn Memphis Beale Street	TN	144	100%	30,000	2/14/2013	Select-service	Completed
Hampton Inn Birmingham Colonnade	AL	133	100%	15,500	2/14/2013	Select-service	Completed
Hilton Garden Inn Baton Rouge Airport	LA	131	100%	15,000	2/14/2013	Select-service	Completed
Courtyard Pittsburgh Shadyside	PA	132	100%	29,900	3/12/2013	Select-service	Completed
Hutton Hotel Nashville	TN	247	100%	73,600	5/29/2013	Full-service	None planned
Holiday Inn Manhattan 6th Avenue Chelsea	NY	226	100%	113,000	6/6/2013	Full-service	Completed
Fairmont Sonoma Mission Inn & Spa	CA	226	75%	76,647	7/10/2013	Resort	In progress
Marriott Raleigh City Center	NC	400	100%	82,193	8/13/2013	Full-service	Completed
Hawks Cay Resort (a)	FL	432	100%	131,301	10/23/2013	Resort	In progress
Renaissance Chicago Downtown	IL	560	100%	134,939	12/20/2013	Full-service	In progress
2014 Acquisitions
Hyatt Place Austin Downtown	TX	296	100%	86,673	4/1/2014	Select-service	None planned
Courtyard Times Square West	NY	224	100%	87,443	5/27/2014	Select-service	None planned
Sheraton Austin Hotel at the Capitol	TX	363	80%	90,220	5/28/2014	Full-service	Planned future
Marriott Boca Raton at Boca Center	FL	256	100%	61,794	6/12/2014	Full-service	In progress
Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center	CO	302	100%	81,262	6/25/2014	Select-service	None planned
Sanderling Resort (b)	NC	125	100%	37,052	10/28/2014	Resort	Completed/ Planned Future
Staybridge Suites Savannah Historic District	GA	104	100%	22,922	10/30/2014	Select-service	Planned future
Marriott Kansas City Country Club Plaza	MO	295	100%	56,644	11/18/2014	Full-service	Planned future
2015 Acquisitions
Westin Minneapolis	MN	214	100%	66,176	2/12/2015	Full-service	Planned future
Westin Pasadena	CA	350	100%	141,738	3/19/2015	Full-service	Planned future
Hilton Garden Inn/Homewood Suites Atlanta Midtown	GA	228	100%	58,492	4/29/2015	Select-service	None planned
Ritz-Carlton Key Biscayne (c)	FL	480	47%	68,925	5/29/2015	Resort	Planned future
Ritz-Carlton Fort Lauderdale (d)	FL	198	70%	89,605	6/30/2015	Resort	In progress
		7,038		$1,822,841
Unconsolidated Hotels
Hyatt New Orleans French Quarter	LA	254	80%	$13,000	9/6/2011	Full-service	Completed
Westin Atlanta Perimeter North	GA	372	57%	13,170	10/3/2012	Full-service	Completed
Marriott Sawgrass Golf Resort & Spa (e)	FL	511	50%	33,758	10/3/2014	Resort	In progress
Ritz-Carlton Philadelphia	PA	299	60%	38,327	5/15/2015	Full-service	Planned future
		1,436		$98,255

CWI 9/30/2015 10-Q – 26

___________

(a)	Includes 255 privately-owned villas that participate in the villa/condo rental program.

(b)
The renovations at the Sanderling Resort consist of two phases. The first phase was completed during the second quarter of 2015 and the second phase is currently expected to be completed during the first quarter of 2016 (Note 10).

(c)	An approximately 19% interest in this venture is owned by CWI 2. Also, the number of rooms presented includes 178 condo-hotel units that participate in the villa/condo rental program.

(d)	Includes 32 condo-hotel units that participate in the villa/condo rental program.

(e)	Our initial investment represents our remaining 50% interest in the Marriott Sawgrass Golf Resort & Spa venture after selling our 50% controlling interest to CWI 2 (Note 4).

Results of Operations

We evaluate our results of operations with a primary focus on our ability to generate cash flow necessary to meet our objectives of funding distributions to stockholders and increasing the value in our real estate investments. As a result, our assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flows, and to other non-cash charges, such as depreciation and impairment charges.

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

CWI 9/30/2015 10-Q – 27

The following table presents our comparative results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Hotel Revenues	$149,642	$97,131	$52,511	$395,621	$243,673	$151,948

Hotel Expenses	128,811	79,942	48,869	335,506	206,322	129,184

Other Operating Expenses
Acquisition-related expenses	—	1,477	(1,477)	17,493	16,854	639
Asset management fees to affiliate and other	3,683	1,912	1,771	9,098	4,931	4,167
Corporate general and administrative expenses	2,909	2,547	362	8,833	8,062	771
	6,592	5,936	656	35,424	29,847	5,577

Operating Income	14,239	11,253	2,986	24,691	7,504	17,187

Other Income and (Expenses)
Interest expense	(14,982)	(9,951)	(5,031)	(39,340)	(25,248)	(14,092)
Equity in earnings (losses) of equity method investments in real estate	150	(858)	1,008	3,065	(460)	3,525
Net gain on extinguishment of debt (Note 9)	—	—	—	1,840	—	1,840
Other income	4	10	(6)	2,390	36	2,354
	(14,828)	(10,799)	(4,029)	(32,045)	(25,672)	(6,373)

(Loss) Income from Operations Before Income Taxes	(589)	454	(1,043)	(7,354)	(18,168)	10,814
Provision for income taxes	(3,265)	(918)	(2,347)	(6,741)	(3,019)	(3,722)
Net Loss	(3,854)	(464)	(3,390)	(14,095)	(21,187)	7,092
Loss attributable to noncontrolling interests	2,794	3,294	(500)	2,196	3,318	(1,122)
Net (Loss) Income Attributable to CWI Stockholders	$(1,060)	$2,830	$(3,890)	$(11,899)	$(17,869)	$5,970

CWI 9/30/2015 10-Q – 28

The following table sets forth the average occupancy rate, ADR and RevPAR of our Consolidated Hotels for the three and nine months ended September 30, 2015 and 2014. In the year of acquisition, this information represents data from the hotels respective acquisition dates through period end.

Our Same Store Hotels are comprised of our 2012 Acquisitions and 2013 Acquisitions and our Recently Acquired Hotels are comprised of our 2014 Acquisitions and 2015 Acquisitions as listed above, excluding the Marriott Sawgrass Golf Resort & Spa, which represents our Property Sold.

	Three Months Ended September 30,		Nine Months Ended September 30,
Same Store Hotels	2015	2014	2015	2014
Occupancy Rate	79.7%	77.9%	75.8%	76.2%
ADR	$210.29	$204.51	$207.13	$196.43
RevPAR	$167.53	$159.38	$157.05	$149.63

	Three Months Ended September 30,		Nine Months Ended September 30,
Recently Acquired Hotels	2015	2014	2015	2014
Occupancy Rate	79.9%	82.9%	80.8%	83.0%
ADR	$200.22	$174.18	$194.98	$180.58
RevPAR	$159.95	$144.48	$157.58	$149.80

	Three Months Ended September 30,		Nine Months Ended September 30,
Property Sold (a)	2015	2014	2015	2014
Occupancy Rate	—%	—%	70.4%	—%
ADR	$—	$—	$169.32	$—
RevPAR	$—	$—	$119.21	$—
___________

(a)	We sold a 50% controlling interest in the Marriott Sawgrass Golf Resort & Spa on April 1, 2015.

Hotel Revenues

For the three and nine months ended September 30, 2015 as compared to the same periods in 2014, hotel revenues increased by $52.5 million and $151.9 million, respectively.

For the three months ended September 30, 2015 as compared to the same period in 2014, Same Store Hotel revenue increased by $4.2 million, resulting primarily from an increase of $3.7 million from our 2013 Acquisitions. The increase in revenue from our 2013 Acquisitions was due primarily to increased revenue contributed by the Hawks Cay Resort, the Marriott Raleigh City Center and the Holiday Inn Manhattan 6th Avenue Chelsea as a result of the completion of planned renovation projects that were in progress during the prior year period. Revenue from our Recently Acquired Hotels increased by $48.3 million for the three months ended September 30, 2015 as compared to the same period in 2014. Our 2014 Acquisitions contributed additional revenue of $12.6 million during the three months ended September 30, 2015 as compared to the same period in 2014, primarily representing revenue contributed by hotels we acquired during the fourth quarter of 2014. Our 2015 Acquisitions contributed revenue of $35.7 million during the three months ended September 30, 2015.

CWI 9/30/2015 10-Q – 29

For the nine months ended September 30, 2015 as compared to the same period in 2014, Same Store Hotel revenue increased by $9.1 million, resulting primarily from an increase of $8.0 million from our 2013 Acquisitions. The increase in revenue from our 2013 Acquisitions was due primarily to revenue contributed by the Hawks Cay Resort, as discussed above, as well as revenue contributed by the Fairmont Sonoma Resort & Spa resulting from an increase in group business occupancy and food and beverage revenue, offset partially by a decrease in revenue at the Renaissance Chicago Downtown as a result of renovations during the nine months ended September 30, 2015. Revenue from our Recently Acquired Hotels increased by $129.5 million for the nine months ended September 30, 2015 as compared to the same period in 2014. Our 2014 Acquisitions contributed additional revenue of $70.9 million during the nine months ended September 30, 2015 as compared to the same period in 2014, primarily representing the impact of a full period of revenue during 2015 as compared to a partial period in 2014. Our 2015 Acquisitions contributed revenue of $58.6 million during the nine months ended September 30, 2015. The Marriott Sawgrass Golf Resort and Spa contributed revenue of $13.3 million for the nine months ended September 30, 2015. We sold a 50% controlling interest in this hotel to CWI 2 on April 1, 2015. We acquired this hotel on October 3, 2014; and therefore there was no related prior year revenue for the nine months ended September 30, 2014.

Hotel Expenses

Certain prior period amounts have been reclassified to conform to the current period presentation.  Additionally, on January 1, 2015, we adopted the Uniform System of Accounts for the Lodging Industry, Eleventh Revised Edition, which mandates a prospective reclassification of certain hotel revenue and hotel expense items within the income statement. During the three and nine months ended September 30, 2014, we included rent paid to third-party condominium unit owners related to the Hawks Cay Resort totaling $2.2 million and $7.4 million, respectively, in Room expense in our consolidated financial statements. Beginning in 2015, these expenses, which totaled $2.4 million and $8.1 million for the three and nine months ended September 30, 2015, respectively, were included in Property taxes, insurance, rent and other. During the three and nine months ended September 30, 2015, rent paid to third-party condominium owners related to the Ritz-Carlton Key Biscayne and Ritz-Carlton Fort Lauderdale, both acquired during the second quarter of 2015, totaled $1.5 million and $1.9 million, respectively, which was also included in Property taxes, insurance, rent and other.

For the three months ended September 30, 2015 and 2014, our Consolidated Hotels incurred aggregate hotel operating expenses of $128.8 million and $79.9 million, respectively, representing an increase of $48.9 million. For the three months ended September 30, 2015 as compared to the same period in 2014, Same Store Hotel operating expenses increased by $4.5 million, resulting primarily from an increase in aggregate hotel operating expenses for our 2013 Acquisitions of $4.5 million, consistent with higher revenue discussed above. Aggregate hotel operating expenses for our Recently Acquired Hotels increased by $44.4 million for the three months ended September 30, 2015 as compared to the same period in 2014, resulting from additional expenses incurred by our 2014 Acquisitions totaling $8.9 million, which primarily represented expenses incurred by hotels we acquired during the fourth quarter of 2014, and expenses of $35.4 million incurred by our 2015 Acquisitions during the three months ended September 30, 2015.

For the nine months ended September 30, 2015 and 2014, our Consolidated Hotels incurred aggregate hotel operating expenses of $335.5 million and $206.3 million, respectively, representing an increase of $129.2 million. For the nine months ended September 30, 2015 as compared to the same period in 2014, Same Store Hotel operating expenses increased by $9.1 million, resulting primarily from an increase in aggregate hotel operating expenses for our 2013 Acquisitions of $9.0 million, consistent with higher revenue discussed above. Aggregate hotel operating expenses for our Recently Acquired Hotels increased by $109.4 million for the nine months ended September 30, 2015 as compared to the same period in 2014, resulting from additional expenses incurred by our 2014 Acquisitions totaling $55.0 million, which primarily represented the impact of a full period of expenses during 2015 as compared to a partial period in 2014, and expenses of $54.4 million incurred by our 2015 Acquisitions during the nine months ended September 30, 2015. Additionally, the Marriott Sawgrass Golf Resort & Spa incurred $10.7 million of hotel operating expenses for the nine months ended September 30, 2015. We acquired this hotel on October 3, 2014; therefore, there were no prior year expenses for the nine months ended September 30, 2014.

CWI 9/30/2015 10-Q – 30

Acquisition-Related Expenses

We expense acquisition-related costs and fees associated with acquisitions of our Consolidated Hotels that are accounted for as business combinations as incurred.

For the nine months ended September 30, 2015, acquisition-related expenses were $17.5 million and related to our 2015 Acquisitions, as well as future potential acquisitions.

For the three and nine months ended September 30, 2014, acquisition-related expenses were $1.5 million and $16.9 million, respectively, and related to our 2014 Acquisitions.

Asset Management Fees to Affiliate and Other Expenses

Asset management fees to affiliate and other expenses primarily represent fees paid to our advisor. We pay our advisor an annual asset management fee equal to 0.50% of the aggregate Average Market Value of our Investments, as defined in our advisory agreement with our advisor (Note 3).

For the three and nine months ended September 30, 2015 as compared to the same periods in 2014, Asset management fees to affiliate and other expenses increased by $1.8 million and $4.2 million, respectively, reflecting the impact of our 2014 Acquisitions and 2015 Acquisitions, which increased the asset base from which our advisor earns a fee.

Operating Income

For the three and nine months ended September 30, 2015, operating income was $14.2 million and $24.7 million, respectively, as compared to $11.3 million and $7.5 million for the three and nine months ended September 30, 2014, respectively. The improvement in operating results period over period was due to the significant increase in revenue period over period, primarily from our 2014 Acquisitions and 2015 Acquisitions, as well as an increase in contributions from hotels that were either not undergoing significant renovations during the period or hotels that completed renovations during the period. The improvements in operating results were partially offset by increases in asset management fees paid during both the three and nine months ended September 30, 2015 as compared to the respective prior year periods and a slight increase in acquisition fees during the nine months ended September 30, 2015 as compared to the prior year period.

Interest Expense

For the three and nine months ended September 30, 2015 as compared to the same periods in 2014, interest expense increased by $5.0 million and $14.1 million, respectively, primarily as a result of mortgage financing obtained in connection with our 2014 Acquisitions and 2015 Acquisitions.

CWI 9/30/2015 10-Q – 31

Equity in Earnings (Losses) of Equity Method Investments in Real Estate

Equity in earnings (losses) of equity method investments in real estate represents earnings (losses) from our equity investments in Unconsolidated Hotels recognized in accordance with each investment agreement and based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period (Note 5). We are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds the estimated fair value and is determined to be other than temporary.

The following table sets forth our share of equity in earnings (losses) from our Unconsolidated Hotels, which are based on the hypothetical liquidation at book value model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Ritz-Carlton Philadelphia Venture (a)	$828	$—	$1,246	$—
Hyatt French Quarter Venture (b)	(344)	(529)	1,173	401
Marriott Sawgrass Golf Resort & Spa Venture (c)	(126)	—	1,071	—
Westin Atlanta Venture (d)	(208)	(329)	(425)	(861)
Total equity in earnings (losses) of equity method investments in real estate	$150	$(858)	$3,065	$(460)
___________

(a)	We purchased our 60% interest in this venture on May 15, 2015. The results above represent data from acquisition date through September 30, 2015.

(b)
The increase in our share of equity in earnings from the venture for the nine months ended September 30, 2015 as compared to the prior year period was primarily a result of improved operating results at the hotel period over period.

(c)
On October 3, 2014, we acquired the Marriott Sawgrass Golf Resort & Spa. On April 1, 2015, we sold a 50% controlling interest to CWI 2 and began accounting for our interest in the hotel as an equity method investment. The results above represent data from April 1, 2015 through September 30, 2015.

(d)
The decrease in our share of equity in losses from the venture for the nine months ended September 30, 2015 as compared to the prior year period was primarily a result of the impact of the completion of renovations at the hotel in August 2014.

Other Income

During the nine months ended September 30, 2015, we recognized other income of $2.4 million from the sale of 50% of our interest in the Marriott Sawgrass Golf Resort & Spa to CWI 2 for a contractual sales price of $37.2 million, resulting primarily from the reimbursement we received from CWI 2 of 50% of the acquisition costs we incurred on our acquisition of the hotel in October 2014, which were expensed in prior periods (Note 4).

Net Gain on Extinguishment of Debt

During the nine months ended September 30, 2015, we recognized a net gain on extinguishment of debt of $1.8 million primarily related to the refinancing of the non-recourse mortgage loan on the Lake Arrowhead Resort and Spa during the second quarter of 2015 (Note 9).

CWI 9/30/2015 10-Q – 32

Loss Attributable to Noncontrolling Interests

The following table sets forth our loss (income) attributable to noncontrolling interests (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Venture	2015	2014	2015	2014
Ritz-Carlton Key Biscayne Venture (a)	$5,449	$—	$8,850	$—
Ritz-Carlton Fort Lauderdale Venture (a)	969	—	1,327	—
Hilton Garden Inn New Orleans French Quarter/ CBD Venture	(30)	(30)	(90)	(90)
Fairmont Sonoma Mission Inn & Spa Venture (b)	(1,160)	4,596	(715)	5,724
Sheraton Austin Hotel at the Capitol Venture (c)	29	(80)	(820)	(69)
Operating Partnership - Available Cash Distribution (Note 3)	(2,463)	(1,193)	(6,356)	(2,247)
	$2,794	$3,293	$2,196	$3,318
___________

(a)
We acquired our 47% interest in the Ritz-Carlton Key Biscayne Venture and our 70% interest in the Ritz-Carlton Fort Lauderdale Venture on May 29, 2015 and June 30, 2015, respectively. The results above represent data from their respective acquisition dates through September 30, 2015.

(b)	The change during both the three and nine months ended September 30, 2015 was primarily a result of a decrease in distributions received from the venture as compared to the prior year periods.

(c)
We acquired our 80% interest in the Sheraton Austin Hotel at the Capitol Venture on May 28, 2014. The results for the nine months ended September 30, 2014 represent data from its acquisition date through September 30, 2014 and is therefore not comparable when compared to the nine months ended September 30, 2015.

Net (Loss) Income Attributable to CWI Stockholders

For the three months ended September 30, 2015, the resulting net loss attributable to CWI stockholders was $1.1 million, as compared to net income attributable to CWI stockholders of $2.8 million for the same period in 2014.

For the nine months ended September 30, 2015, the resulting net loss attributable to CWI stockholders decreased by $6.0 million as compared to the prior year period.

Modified Funds from Operations

MFFO is a non-GAAP measure we use to evaluate our business. For a definition of MFFO and a reconciliation to net income attributable to CWI stockholders, see Supplemental Financial Measures below.

For the three and nine months ended September 30, 2015 as compared to the same periods in 2014, MFFO increased by $5.1 million and $24.4 million, respectively, principally reflecting operating results from our 2014 Acquisitions and our 2015 Acquisitions, as well as the impact of the completion of various renovations.

Financial Condition

We closed our initial public offering on September 15, 2013. The proceeds from this offering were fully invested during the second quarter of 2014. We commenced our follow-on offering on December 20, 2013, which closed on December 31, 2014. We expect to use the remaining proceeds from our follow-on offering, in addition to proceeds from our DRIP and long-term secured and unsecured borrowings, to continue acquiring hotels, own and manage our expanded hotel portfolio and seek to enhance the value of our interests in lodging and lodging-related properties.

As a REIT, we are not subject to U.S. federal income taxes on amounts distributed to stockholders, provided we meet certain conditions, including distributing at least 90% of our taxable income to stockholders. Our distributions since inception have exceeded our earnings and FFO and have been primarily paid from offering proceeds. As offering proceeds become fully invested, if FFO is still not sufficient, we will utilize funds from other sources, including but not limited to proceeds from our DRIP, debt and asset sales.

CWI 9/30/2015 10-Q – 33

Liquidity and Capital Resources

Our principal demands for funds will be for the acquisition of lodging properties and the payment of acquisition-related expenses, operating expenses, interest and principal on current and future indebtedness, and distributions to stockholders. We expect to meet our short-term liquidity requirements through existing cash and escrow balances and cash flow generated from our hotels. We may also use short-term borrowings from our advisor or its affiliates to fund acquisitions, at our advisor’s discretion, as described below in Cash Resources. We expect that cash flow from operations will be negatively impacted while we are acquiring hotels and undergoing renovations due to acquisition-related costs, renovation disruption and other administrative costs related to our regulatory reporting requirements specific to each acquisition. Once our funds are fully invested and initial renovations are completed, we believe that our hotels will generate positive cash flow. However, until our follow-on offering proceeds are fully invested and initial renovations have been completed, it may be necessary to use offering proceeds to fund a portion of our operating activities and distributions. Over time, we expect to meet our long-term liquidity requirements, including funding additional hotel property acquisitions, through cash flows from our hotel portfolio and long-term borrowings.

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

Sources and Uses of Cash During the Period

We expect to use the cash flow generated from hotel operations to meet our normal recurring operating expenses and service debt. Our cash flows fluctuate from period to period due to a number of factors, including the financial and operating performance of our hotels, the timing of purchases of hotels, the timing and characterization of distributions from equity method investments in hotels and seasonality in the demand for our hotels. Also, hotels we invest in may undergo renovations. During periods of renovation, hotels may experience disruptions, possibly resulting in reduced revenue and operating income. Despite these fluctuations, we believe that, as we continue to invest the proceeds from our follow-on offering, we will generate sufficient cash from operations and from our equity method investments to meet our normal recurring short-term and long-term liquidity needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities

During the nine months ended September 30, 2015, net cash provided by operating activities was $47.8 million as compared to $23.1 million for the same period in 2014. The increase in net cash inflow during the nine months ended September 30, 2015 primarily resulted from net cash flow from hotel operations generated by our 2015 Acquisitions and 2014 Acquisitions, which more than offset acquisition-related expenses and other operating costs.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2015 was $582.4 million, primarily the result of cash outflows for our 2015 Acquisitions totaling $511.3 million (Note 4). We used $38.3 million to purchase our equity interest in the Ritz-Carlton Philadelphia venture, funded $48.7 million of capital expenditures for our Consolidated Hotels and placed funds into and released funds from lender-held escrow accounts totaling $71.2 million and $52.7 million, respectively, for renovations, property taxes and insurance. We also placed and released deposits for hotel investments totaling $4.1 million and $8.6 million, respectively. These net cash outflows were partially offset by proceeds received from the sale of the 50% controlling interest in the Marriott Sawgrass Golf Resort & Spa to CWI 2 for $29.0 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2015 was $294.7 million, primarily as a result of mortgage financing obtained in connection with our 2015 Acquisitions and proceeds received from refinancings of mortgages aggregating $274.0 million (Note 9), contributions from noncontrolling interests of $86.4 million and proceeds from the issuance of shares, net of issuance costs, totaling $30.9 million, primarily from distributions that were reinvested in shares of our common stock by stockholders through our DRIP during the nine months ended September 30, 2015.

CWI 9/30/2015 10-Q – 34

These inflows were partially offset by cash distributions paid to stockholders of $50.7 million, repayments and prepayments of mortgage financing totaling $28.5 million, distributions to noncontrolling interests totaling $7.4 million and deferred financing costs of $4.0 million.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. For the nine months ended September 30, 2015, we paid distributions to stockholders of $50.7 million, which were comprised of cash distributions of $19.3 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $31.4 million. From inception through September 30, 2015, we declared distributions, excluding distributions paid in shares of our common stock, to stockholders totaling $128.4 million, which were comprised of cash distributions of $50.1 million and $78.3 million of distributions that were reinvested by stockholders in shares of our common stock pursuant to our DRIP. We believe that FFO, a non-GAAP measure, is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. To date, we have not yet generated sufficient FFO to fund all our distributions; therefore, we funded a substantial portion of our cash distributions through September 30, 2015 from the remaining proceeds of our public offerings, with the balance being funded by FFO.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the nine months ended September 30, 2015, we redeemed 579,934 shares of our common stock pursuant to our redemption plan, at an average price per share of $9.83, including 119,320 shares that were requested to be redeemed in the fourth quarter of 2014 that were deferred by our board of directors to January 2015 in order to correspond with the announcement of our NAV, which serves as the basis for the redemption price under the program. We funded all share redemptions during the nine months ended September 30, 2015 from the proceeds of the sale of shares of our common stock pursuant to our DRIP.

Summary of Financing

The table below summarizes our non-recourse debt (dollars in thousands):

	September 30, 2015	December 31, 2014
Carrying Value
Fixed rate	$963,727	$642,974
Variable rate:
Amount subject to interest rate swap	193,010	203,920
Amount subject to interest rate cap, if applicable	160,000	122,700
	353,010	326,620
	$1,316,737	$969,594
Percent of Total Debt
Fixed rate	73%	66%
Variable rate	27%	34%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.6%	4.5%
Variable rate (a)	4.4%	4.6%
___________

(a)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

CWI 9/30/2015 10-Q – 35

Cash Resources

At September 30, 2015, our cash resources consisted of cash totaling $90.9 million, of which $46.4 million was designated as hotel operating cash. Our cash resources may be used to fund future investments and can be used for working capital needs, debt service and other commitments, such as renovation commitments as noted below.

As of September 30, 2015, we, along with CWI 2, were approved to borrow up to $110.0 million, in the aggregate, from WPC, at the sole discretion of the management of WPC, for the purpose of facilitating acquisitions approved by our respective investment committees (Note 3). At September 30, 2015, $32.6 million was available to be borrowed based on borrowings by CWI 2. We had not borrowed any such amounts from WPC as of September 30, 2015. On November 6, 2015, we borrowed $25.0 million from WPC (Note 12). As of the date of this Report, $17.6 million was available to be borrowed from WPC based upon the aggregate borrowings by us and CWI 2.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include payments to acquire new investments, paying distributions to our stockholders, reimbursing our advisor for costs incurred on our behalf, fulfilling our renovation commitments (Note 10), funding lease commitments and making scheduled debt payments, as well as other normal recurring operating expenses. We expect to fund future investments, renovations, lease commitments and scheduled debt maturities on our mortgage loans through cash on hand, cash generated from operations, mortgage financing or, for acquisitions and renovations, through short-term borrowings from WPC or its affiliates (Note 3) and amounts held in escrow accounts, respectively.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations (primarily our capital commitments and lease obligations) at September 30, 2015, and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — Principal (a)	$1,310,466	$6,208	$599,529	$191,110	$513,619
Interest on borrowings (b)	241,512	60,612	92,636	53,614	34,650
Contractual capital commitments (c)	51,166	26,581	24,585	—	—
Operating and other lease commitments (d)	673,806	3,501	7,214	7,509	655,582
Asset retirement obligation, net (e)	496	—	—	—	496
	$2,277,446	$96,902	$723,964	$252,233	$1,204,347
___________

(a)	Excludes the unamortized fair market value adjustment of $6.3 million resulting from the assumption of debt in connection with the acquisition of the Ritz-Carlton Key Biscayne.

(b)	For variable-rate debt, interest on borrowings is calculated using the swapped or capped interest rate, when in effect.

(c)	Capital commitments represent our remaining contractual renovation commitments at our Consolidated Hotels.

(d)
Operating and other lease commitments consist of rent obligations under ground leases and our share of future rents payable pursuant to the advisory agreement for the purpose of leasing office space used for the administration of real estate entities. At September 30, 2015, this balance primarily related to our commitments on ground leases for two hotels, which expire in 2087 and 2099 and have rent obligations consistently increasing throughout their respective terms; therefore, the most significant commitments occur near the conclusion of the leases.

(e)	Represents the future amount of an obligation estimated for the removal of asbestos and environmental waste in connection with one of our hotels upon the retirement or sale of the asset.

CWI 9/30/2015 10-Q – 36

Supplemental Financial Measures

In the real estate industry, analysts and investors employ certain non-GAAP supplemental financial measures in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we use FFO and MFFO, which are supplemental non-GAAP measures defined by our management. We believe that these non-GAAP measures are useful to investors to consider because they may assist them to better understand and measure the performance of our business over time and against similar companies. A description of FFO and MFFO, and reconciliations of FFO and MFFO to the most directly comparable GAAP measures, are provided below.

FFO and MFFO

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc., or NAREIT, an industry trade group, has promulgated a non-GAAP measure known as FFO, which we believe to be an appropriate supplemental measure, when used in addition to and in conjunction with results presented in accordance with GAAP, to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental non-GAAP measure. FFO is not equivalent to nor a substitute for net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, impairment charges on real estate, and depreciation and amortization; and after adjustments for unconsolidated partnerships and jointly-owned investments. Adjustments for unconsolidated partnerships and jointly-owned investments are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above. However, NAREIT’s definition of FFO does not distinguish between the conventional method of equity accounting and the hypothetical liquidation at book value method of accounting for unconsolidated partnerships and jointly-owned investments.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization, as well as impairment charges of real estate-related assets, provides a more complete understanding of our performance to investors and to management; and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions, which can change over time. While impairment charges are excluded from the calculation of FFO described above due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating the operating performance of the company. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, such as acquisition fees that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly-registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time

CWI 9/30/2015 10-Q – 37

frame after acquisition activity ceases. We intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets or another similar transaction) not later than six years following the conclusion of our initial public offering, which occurred on September 15, 2013. Thus, we intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, an industry trade group, has standardized a measure known as MFFO, which the Investment Program Association has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental non-GAAP measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance now that our offering has been completed and once essentially all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and most of our acquisitions are completed with that of other real estate companies that are not as involved in acquisition activities. MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

We define MFFO consistent with the Investment Program Association’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the Investment Program Association in November 2010. This Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; accretion of discounts and amortization of premiums on debt investments; where applicable, payments of loan principal made by our equity investees accounted for under the hypothetical liquidation model where such payments reduce our equity in earnings of equity method investments in real estate, nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for Consolidated and Unconsolidated Hotels, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses that are unrealized and may not ultimately be realized. While we are responsible for managing interest rate and hedge risk, we retain an outside consultant to review all our hedging agreements. Since interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such infrequent gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.

Our MFFO calculation complies with the Investment Program Association’s Practice Guideline described above. In calculating MFFO, we exclude acquisition-related expenses, fair value adjustments of derivative financial instruments and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by a company. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by the company, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as infrequent items or items that are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for assessing operating performance. We account for certain of our equity investments using the hypothetical liquidation model which is based on distributable cash as defined in the operating agreement.

CWI 9/30/2015 10-Q – 38

Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs, which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that MFFO and the adjustments used to calculate it allow us to present our performance in a manner that takes into account certain characteristics unique to non-listed REITs, such as their limited life, defined acquisition period and targeted exit strategy, and is therefore a useful measure for investors. For example, acquisition costs are generally funded from the proceeds of our offering and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO and MFFO accordingly.

FFO and MFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net (loss) income attributable to CWI stockholders	$(1,060)	$2,830	$(11,899)	$(17,869)
Adjustments:
Depreciation and amortization of real property	19,035	12,747	50,297	32,404
Proportionate share of adjustments for partially-owned entities — FFO adjustments	360	(3,883)	(202)	(4,111)
Total adjustments	19,395	8,864	50,095	28,293
FFO attributable to CWI stockholders — as defined by NAREIT	18,335	11,694	38,196	10,424
Acquisition expenses (a)	—	1,477	17,493	16,854
Reimbursement of acquisition expenses	—	—	(2,363)	—
Net gain on extinguishment of debt	—	—	(1,840)	—
Proportionate share of adjustments for partially-owned entities — MFFO adjustments	1,079	164	(748)	(1,094)
Straight-line and other rent adjustments	1,394	1,468	4,161	3,085
Fair market value adjustments	(901)	23	(1,186)	65
Total adjustments	1,572	3,132	15,517	18,910
MFFO attributable to CWI stockholders	$19,907	$14,826	$53,713	$29,334
___________

CWI 9/30/2015 10-Q – 39

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

At September 30, 2015, we were exposed to concentrations within the brands under which we operate our hotels and within the geographic areas in which we have invested. We operate in the U.S. market only. For the nine months ended September 30, 2015, we generated more than 10% of our revenue from the Hawks Cay Resort (11.9%); we generated more than 10% of our revenue from hotels in each of the following states: Florida (25.0%), California (17.8%) and Texas (10.1%); and we generated more than 10% of our revenue from hotels included in the following brands: Marriott (39.9%, including Courtyard by Marriott, Marriott, Marriott Autograph Collection, Ritz-Carlton and Renaissance), Independent (19.6%, including Hawks Cay Resort, Hutton Hotel Nashville and Sanderling Resort), Starwood (12.3%, including Westin and Sheraton) and Hilton (12.2%, including Hampton Inn, Hilton Garden Inn and Homewood Suites).

Interest Rate Risk

The values of our real estate and related fixed-rate debt obligations are subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions, which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled, if we do not choose to repay the debt when due. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the fair value of our assets to decrease.

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we have historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse mortgage loans, and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of a loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments that, where applicable, are designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements.

At September 30, 2015, we estimated that the total fair value of our interest rate caps and swaps, which are included in Other assets and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $1.5 million (Note 8).

CWI 9/30/2015 10-Q – 40

At September 30, 2015, all of our long-term debt bore interest at fixed rates, was swapped to a fixed rate or was subject to an interest rate cap. The annual interest rates on our fixed-rate debt at September 30, 2015 ranged from 3.6% to 6.1%. The contractual annual interest rates on our variable-rate debt at September 30, 2015 ranged from 2.5% to 7.4%. Our debt obligations are more fully described under Financial Condition in Item 2 above. The following table presents principal cash outflows for our Consolidated Hotels based upon expected maturity dates of our debt obligations outstanding at September 30, 2015 (in thousands):

	2015 (Remainder)	2016	2017	2018	2019	Thereafter	Total	Fair Value
Fixed-rate debt	$745	$4,164	$171,702	$117,431	$100,511	$562,903	$957,456	$969,401
Variable-rate debt	$670	$81,697	$90,795	$140,830	$39,018	$—	$353,010	$354,635

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates, has effectively been converted to a fixed rate through the use of interest rate swaps or that has been subject to an interest rate cap is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at September 30, 2015 by an aggregate increase of $46.2 million or an aggregate decrease of $47.9 million, respectively.

CWI 9/30/2015 10-Q – 41

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2015 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CWI 9/30/2015 10-Q – 42

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended September 30, 2015:

2015 Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July	—	—	N/A	N/A
August	—	—	N/A	N/A
September	222,982	$9.81	N/A	N/A
Total	222,982
___________

(a)
Represents shares of our common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders who have held their shares for at least one year from the date of their issuance, subject to certain exceptions, conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. We generally receive fees in connection with share redemptions.

CWI 9/30/2015 10-Q – 43

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

101
The following materials from Carey Watermark Investors Incorporated’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2015 and 2014, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CWI 9/30/2015 10-Q – 44

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors Incorporated
Date:	November 12, 2015
		By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Financial Officer
(Principal Accounting and Financial Officer)

CWI 9/30/2015 10-Q – 45

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

101
The following materials from Carey Watermark Investors Incorporated’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2015 and 2014, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.
Filed herewith