Form 10-K
period 2015-12-31
Carey Watermark Investors Inc
filed 2016-03-16
CIK 1430259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Registrant has no active market for its common stock. Non-affiliates held 129,243,155 shares of common stock at June 30, 2015.
As of February 29, 2016, there were 133,804,030 shares of common stock of registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference its definitive Proxy Statement with respect to its 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements, as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors of this Report. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part II, Item 8. Financial Statements and Supplementary Data.

CWI 2015 10-K – 1

PART I

Item 1. Business.

General Development of Business

Overview

Carey Watermark Investors Incorporated, or CWI or CWI 1, and, together with its consolidated subsidiaries, we, us or our, is a publicly-owned, non-listed real estate investment trust, or REIT, formed as a Maryland corporation in March 2008 for the purpose of acquiring, owning, disposing of and, through Carey Lodging Advisors, LLC, a Delaware limited liability company, or our advisor, managing and seeking to enhance the value of interests in lodging and lodging-related properties, primarily in the United States. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions to our stockholders and other factors. We conduct substantially all of our investment activities and own all of our assets through CWI OP, LP, a Delaware limited partnership, or the Operating Partnership. We are a general partner and a limited partner of, and own a 99.985% capital interest in, the Operating Partnership. Carey Watermark Holdings, LLC, or Carey Watermark Holdings, which is owned indirectly by both W. P. Carey Inc., or WPC, and Watermark Capital Partners, LLC, or Watermark Capital Partners, (the parent of the subadvisor described below), holds a special general partner interest of 0.015% in the Operating Partnership. In order to qualify as a REIT, we cannot operate hotels directly; therefore, we lease our hotels to our wholly-owned taxable REIT subsidiaries, which we refer to as TRSs, and collectively as the TRS lessees. At December 31, 2015, we held ownership interests in 34 hotels, with a total of 8,646 rooms.

We are managed by our advisor, an indirect subsidiary of WPC, pursuant to an advisory agreement among us, the Operating Partnership and our advisor, which we refer to herein as the advisory agreement. Under the advisory agreement, our advisor is responsible for managing our overall hotel portfolio, including providing oversight and strategic guidance to the independent hotel operators that manage our hotels. On September 15, 2010, CWA, LLC, or the subadvisor, entered into a subadvisory agreement with our advisor, which we refer to herein as the subadvisory agreement. The subadvisor provides services to our advisor primarily relating to acquiring, managing, financing and disposing of our hotels and overseeing the independent hotel operators that manage the day-to-day operations of our hotels. In addition, the subadvisor provides us with the services of Michael G. Medzigian, our chief executive officer, subject to the approval of our independent directors.

WPC is a publicly-traded REIT listed on the New York Stock Exchange under the symbol “WPC.” During its more than 40-year history, WPC has sponsored and advised nine partnerships and eight REITs under the Corporate Property Associates and Carey Institutional Properties brand names, which we refer to as the CPA® REITs, and two REITs under the Carey Watermark Investors brand names. Like us, Carey Watermark Investors 2 Incorporated, or CWI 2, is focused on investing in lodging and lodging-related properties. None of the currently active CPA® REITs are focused on investing in lodging and lodging-related properties. WPC also serves as an advisor for Carey Credit Income Fund, the master fund in a master/feeder fund structure, where the master and each feeder have elected to be treated as a business development company, or CCIF.

Watermark Capital Partners, LLC is a private investment firm formed in May 2002 that focuses on assets that benefit from specialized marketing strategies and demographic shifts, including hotels and resorts, resort residential products, recreational projects (including golf and club ownership programs), and new-urbanism and mixed-use projects. The principal of Watermark Capital Partners, Michael G. Medzigian, has managed lodging properties valued in excess of $5.2 billion during his over 35 years of experience in the lodging and real estate industries, including as the chief executive officer of Lazard Freres Real Estate Investors, a real estate private equity management organization, and as a senior partner of Olympus Real Estate Corporation, the real estate fund management affiliate of Hicks, Muse, Tate and Furst Incorporated.

Through our initial public offering, which ran from September 15, 2010 through September 15, 2013, we raised $575.8 million, exclusive of reinvested distributions through our distribution reinvestment plan, or DRIP. We commenced a follow-on public offering on December 20, 2013, which closed on December 31, 2014 and raised $577.4 million, exclusive of reinvested distributions through our DRIP. We have fully invested the proceeds of our initial public offering and follow-on offering in lodging properties. The gross offering proceeds raised exclude reinvested distributions through the DRIP totaling $78.3 million as of December 31, 2015.

The advisor determined our estimated net asset value per share, or NAV, as of December 31, 2015 to be $10.66.

CWI 2015 10-K – 2

We have no employees. At December 31, 2015, WPC employed 314 individuals who were available to perform services for us under our advisory agreement (Note 3) and Watermark Capital Partners employed 12 individuals who were available to perform services for us through the subadvisory agreement.

Financial Information About Segments

We operate in one reportable segment – Hospitality. See Our Portfolio below.

Narrative Description of Business

Business Objectives and Strategy

We are a non-traded REIT that strives to create value in the lodging industry.

Our primary investment objectives are:

•	to provide stockholders with current income in the form of quarterly distributions; and

•	to increase the value of our portfolio in order to generate long-term capital appreciation.

We plan to meet our objectives by maintaining a diverse portfolio of lodging and lodging-related investments, including those that offer high current income, properties to which we can add value and provide the opportunity for capital appreciation, and to the extent available, distressed situations where we may be able to make opportunistic investments.

We seek to maintain a diversified portfolio that has the potential to generate attractive risk adjusted returns across economic cycles, while mitigating the risk associated with any one geography or lodging category. We believe that a lodging portfolio that is diversified both geographically and across multiple lodging categories provides the opportunity to benefit from growth, while mitigating risk from lagging performance that is geographically specific or focused on specific lodging categories.

Our core strategy for achieving these objectives is to acquire, own, dispose of, manage, and seek to enhance the value of, interests in lodging and lodging related investments that are expected to generate current income and have the potential for growth through value add strategies. While our core strategy is focused on the lodging industry, we may also invest in other real estate property sectors, although we have not made any such investments to date. We will adjust our investment focus from time to time based upon market conditions and our advisor's views on relative value as market conditions change. Material changes in our investment focus will be described in our periodic reports filed with the SEC; however, these reports would typically be filed after changes in our investment focus have been made, and in some cases, several months after such changes.

As a REIT, we are allowed to own lodging properties, but are prohibited from operating these properties. In order to comply with applicable REIT qualification rules, we will enter into leases with certain of our subsidiaries organized as TRSs. The TRS lessees will in turn contract with independent property operators that will manage the day-to-day operations of our properties.

We believe that the following market factors and attributes of our investment model are particularly important to our ability to meet our investment objective:

•
An investment model that incorporates a diversified lodging portfolio provides the potential to generate attractive risk adjusted returns across economic cycles while mitigating the risks associated with any one geographic or lodging segment.

•	Our investment model should benefit from the continuing improvement in lodging industry fundamentals.

•	A lodging-centric investment strategy provides an opportunity for attractive returns and long-term growth in value as well as a potentially effective inflation hedge.

•	As compared with certain other types of real estate assets, the lodging sector provides a broad range of value creation opportunities that can enhance returns.

•	We will deploy a differentiated investment approach.

•	Our investment strategy, resources and investment structure differentiate us from other sources of capital for the real estate industry.

The lodging properties we acquire may include full-service branded hotels located in urban settings, resort properties, high-end independent urban and boutique hotels, select-service hotels and mixed-use projects with non-lodging components. Full-service hotels generally provide a full complement of guest amenities, including food and beverage services, meeting and conference

CWI 2015 10-K – 3

facilities, concierge and room service, valet parking, among others. Select-service hotels typically have limited food and beverage outlets and do not offer comprehensive business or banquet facilities. Resort properties may include smaller boutique hotels and large-scale integrated resorts. Through the date of this Report, we have invested in full-service hotels, select-service hotels and resorts.

We may engage in securitization transactions with respect to any loans we purchase. We do not plan to make investments in sub-prime mortgages. We expect to make investments primarily in the United States. However, we may consider, and are not prohibited under our organizational documents from making, investments outside the United States.

Our advisor will evaluate potential acquisitions on a case-by-case basis. We are not required to meet any diversification standards and have no specific policies or restrictions regarding the geographic areas where we make investments or on the percentage of our capital that we may invest in a particular asset. However, without the prior approval of a majority of our independent directors, we may not invest more than 25% of our equity capital in non-lodging-related investments. We may also invest in permitted temporary investments, which include bank accounts and certificates of deposit, short-term U.S. government securities and other short-term liquid investments.

Our Portfolio

At December 31, 2015, our portfolio was comprised of our full or partial ownership in 34 hotels with 8,646 guest rooms, all located in the U.S. market. See Item 2. Properties.

Holding Period

We generally intend to hold our investments in real property for an extended period depending on the type of investment. We may dispose of other types of investments, such as investments in securities, more frequently. The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions, with a view to achieving maximum capital appreciation for our stockholders while avoiding increases in risk. No assurance can be given that this objective will be realized.

Financing Strategies

At December 31, 2015, our hotel portfolio, including both our Consolidated and Unconsolidated hotels, was 62% leveraged. We may fund some individual investments solely or primarily using our equity capital and others may be financed with greater than 50% leverage. Our organizational documents permit us to incur maximum leverage of up to 75% of the total costs of our investments, or 300% of our net assets, whichever is less, or a higher amount with the approval of a majority of our independent directors.

Over time, we expect to meet our long-term liquidity requirements, including funding additional hotel property acquisitions, through long-term secured and unsecured borrowings and the issuance of additional equity or securities.

Transactions With Affiliates

We may borrow funds or purchase properties from, or enter into joint ventures with, our advisor, the subadvisor, or their respective affiliates, including CWI 2, the CPA® REITs and WPC or its affiliates, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures. We may also invest in other vehicles, such as real estate opportunity funds, that were formed, sponsored or managed by our advisor or the subadvisor and their respective affiliates. These transactions may take the form of jointly-owned ventures, direct purchases or sales of assets or debt, mergers or another type of transaction. A majority of our directors (including the independent directors) must approve any significant investment in which we invest jointly with an entity sponsored and/or managed by our advisor, the subadvisor or their respective affiliates, including CWI 2 and the CPA® REITs.

CWI 2015 10-K – 4

Competition

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

The hotel industry is highly competitive. Hotels we acquire compete with other hotels for guests in our markets. Competitive factors include location, convenience, brand affiliation, room rates, range and the quality of services, facilities and guest amenities or accommodations offered. Competition in the markets in which our hotels operate include competition from existing, newly renovated and newly developed hotels in the relevant segments. Competition can adversely affect the occupancy, average daily rates, or ADR, and revenue per available hotel room, or RevPAR, of our hotels, and thus our financial results, and may require us to provide additional amenities, incur additional costs or make capital improvements that we otherwise might not choose to make, which may adversely affect our profitability.

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

Available Information

We will supply to any stockholder, upon written request and without charge, a copy of this Report as filed with the SEC. All filings we make with the SEC, including this Report, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and any amendments to those reports, are available for free on our website, http://www.careywatermark.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. We are providing our website address solely for the information of investors. We do not intend our website to be an active link or to otherwise incorporate the information contained on our website into this Report, or other filings with the SEC. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s website at http://www.sec.gov. Our Code of Business Conduct and Ethics, which applies to all employees, including our Chief Executive Officer and Chief Financial Officer, is available on our website, http://www.careywatermark.com. We intend to make available on our website any future amendments or waivers to our Code of Business Conduct and Ethics within four business days after any such amendments or waivers.

CWI 2015 10-K – 5

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

The price of shares being offered through our DRIP has been determined by our board of directors based upon our NAV and may not be indicative of the price at which the shares would trade if they were listed on an exchange or actively traded by brokers.

The price of the shares being offered through our DRIP has been determined by our board of directors in the exercise of its business judgment based upon our NAV as of December 31, 2015. The valuation methodologies underlying our estimated NAV involved subjective judgments. Valuations of real properties do not necessarily represent the price at which a willing buyer would purchase our properties; therefore, there can be no assurance that we would realize the values underlying our NAV if we were to sell our assets and distribute the net proceeds to our stockholders. In addition, the values of our assets and debt are likely to fluctuate over time. This price may not be indicative of (i) the price at which shares would trade if they were listed on an exchange or actively traded by brokers, (ii) the proceeds that a stockholder would receive if we were liquidated or dissolved or (iii) the value of our portfolio at the time you were able to dispose of your shares.

Our distributions have exceeded, and may in the future exceed, our funds (used in) from operations, or FFO.

Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO. However, we have funded a portion of our cash distributions to date using net proceeds from our public offerings and there can be no assurance that our FFO will be sufficient to cover our future distributions. Our distribution coverage using FFO was approximately 63% and 42% of total distributions for the year ended December 31, 2015 and on a cumulative basis through that date, respectively, with the balance funded with proceeds from our offering.  Our distribution coverage using cash flow from operations was approximately 83% and 64% of total distributions for the year ended December 31, 2015 and on a cumulative basis through that date, respectively, with the balance funded with proceeds from our offering. If our properties are not generating sufficient cash flow or our other expenses require it, we may need to use other sources of funds, such as proceeds from asset sales, borrowings, or our offerings to fund distributions in order to satisfy REIT requirements. If we fund distributions from borrowings, such financing will incur interest costs and need to be repaid. And when we fund distributions from offering proceeds, we have fewer funds available for the acquisition of properties, which may affect our ability to generate future cash flows from operations and reduce stockholders’ overall return. These risks will be greater for persons who acquire our shares relatively early in this offering, before a significant portion of the offering proceeds have been invested. Distributions in excess of our earnings and profits could constitute a return of capital for U.S. federal income tax purposes.

Stockholders’ equity interests may be diluted.

Our stockholders do not have preemptive rights to any shares of common stock issued by us in the future. Therefore, if we (i) sell shares of common stock in the future, including those issued pursuant to our DRIP, (ii) sell securities that are convertible into our common stock, (iii) issue common stock in a private placement to institutional investors, (iv) issue shares of common stock to our independent directors or to our advisor and its affiliates for payment of fees in lieu of cash, (v) issue shares of common stock under our 2010 Equity Incentive Plan or (vi) redeemed shares of common stock pursuant to our redemption program prior to obtaining an NAV, then existing stockholders and investors that purchased their shares in our initial public offering will experience dilution of their percentage ownership in us. Depending on the terms of such transactions, most notably the offer price per share and the value of our properties and our other investments, existing stockholders might also experience a dilution in the book value per share of their investment in us.

Our board of directors may change our investment policies without stockholder approval, which could alter the nature of your investment.

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies are in the best interest of our stockholders. These policies may change over time. The methods of implementing our investment policies may also vary as new investment techniques are developed. Except as otherwise provided in our charter, our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by a majority of our directors (including a majority of the independent directors), without the approval of our stockholders. As a

CWI 2015 10-K – 6

result, the nature of your investment could change without your consent. Material changes in our investment focus will be described in our periodic reports filed with the SEC; however, these reports would typically be filed after changes in our investment focus have been made, and in some cases, several months after such changes. A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk and hotel property market fluctuations, all of which could materially adversely affect our ability to achieve our investment objectives.

We are not required to meet any diversification standards; therefore, our investments may become subject to concentration risks.

Subject to our intention to maintain our qualification as a REIT, there are no limitations on the number or value of particular types of investments that we may make. We are not required to meet any diversification standards, including geographic diversification standards. Therefore, our investments may become concentrated in type or geographic location, which could subject us to significant concentration risks with potentially adverse effects on our ability to achieve our investment objectives.

Our success is dependent on the performance of our advisor and the subadvisor.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our advisor in the acquisition of investments, the determination of any financing arrangements and the management of our assets. The current advisory agreement with our advisor is scheduled to expire on December 31, 2016, unless renewed pursuant to its terms. Our advisor has retained the services of the subadvisor because the subadvisor is experienced in investing in and managing hotel properties and other lodging-related assets. If either our advisor or the subadvisor fails to perform according to our expectations, we could be materially adversely affected.

The past performance of WPC or Watermark Capital Partners, or partnerships and programs sponsored or managed by WPC, including the CPA® REITs, may not be indicative of our advisor’s performance with respect to us. Prior to us, our advisor had not previously sponsored a program focused on lodging investments. We cannot guarantee that our advisor will be able to successfully manage and achieve liquidity for us to the extent it has done so in the past.

We are dependent upon our advisor and our advisor’s access to the lodging experience of the subadvisor.

We are subject to the risk that our advisor will terminate the advisory agreement or that the subadvisor will terminate the subadvisory agreement and that no suitable replacement(s) will be found to manage us. We have no employees or separate facilities and are substantially reliant on our advisor, which has significant discretion as to the implementation and execution of our business strategies. Our advisor in turn is relying in part on the lodging experience of the subadvisor. We can offer no assurance that our advisor will remain our external manager, that the subadvisor will continue to be retained or that we will continue to have access to our advisor’s, WPC’s and/or Watermark Capital Partners’ professionals, information or deal flow. If our advisor terminates the advisory agreement or if our advisor or the subadvisor terminates the subadvisory agreement, we will not have such access and will be required to expend time and money to seek replacements, all of which may impact our ability to execute our business plan and meet our investment objectives.

Moreover, lenders for certain of our assets may request change of control provisions in the loan documentation that would make the termination, replacement or dissolution of our advisor, events of default or events requiring the immediate repayment of the full outstanding balance of the loan. If such a default or accelerated repayment event occurs with respect to any of our assets, our revenues and distributions to our stockholders may be adversely affected.

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

CWI 2015 10-K – 7

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

The termination or resignation of Carey Lodging Advisors, LLC as our advisor, including by non-renewal of the advisory agreement and replacement with an entity that is not an affiliate of our advisor, would give our Operating Partnership the right, but not the obligation, to repurchase all or a portion of Carey Watermark Holdings’ interests in our Operating Partnership at the fair market value of those interests on the date of termination, as determined by an independent appraiser. This repurchase could be prohibitively expensive and require the Operating Partnership to sell assets in order to complete the repurchase. If our Operating Partnership does not exercise its repurchase right, we might be unable to find another entity that would be willing to act as our advisor while Carey Watermark Holdings owns a significant interest in the Operating Partnership. Even if we do find another entity to act as our advisor, we may be subject to higher fees than the fees charged by Carey Lodging Advisors, LLC. These considerations could deter us from terminating the advisory agreement.

The repurchase of Carey Watermark Holdings’ special general partner interest in our Operating Partnership upon the termination of our advisor in connection with a merger or other extraordinary corporate transaction may discourage certain business combination transactions.

In the event of a merger or other extraordinary corporate transaction in which our advisory agreement is terminated and an affiliate of WPC does not replace Carey Lodging Advisors, LLC as our advisor, the Operating Partnership must either repurchase all or a portion of Carey Watermark Holdings’ special general partner interest in our Operating Partnership or obtain Carey Watermark Holdings’ consent to the merger. This obligation may deter a transaction in which we are not the surviving entity. This deterrence may limit the opportunity for stockholders to receive a premium for their shares that might otherwise exist if a third party attempted to acquire us through a merger or other extraordinary corporate transaction.

Payment of fees to our advisor and distributions to our special general partner will reduce cash available for investment and distribution.

Our advisor will perform services for us in connection with the selection and acquisition of our investments, the management of our properties and the administration of our other investments. Unless our advisor elects to receive shares of our common stock in lieu of cash compensation, we will pay our advisor substantial cash fees for these services. In addition, Carey Watermark Holdings, as the special general partner of our Operating Partnership, is entitled to certain distributions from our Operating Partnership. The payment of these fees and distributions will reduce the amount of cash available for investments or distribution to our stockholders.

CWI 2015 10-K – 8

We have limited independence from our advisor, subadvisor and their respective affiliates, who may be subject to conflicts of interest.

Substantially all of our management functions are performed by officers of our advisor pursuant to the advisory agreement and by the subadvisor pursuant to the subadvisory agreement. Additionally, some of the directors of WPC and Watermark Capital Partners, or entities managed by them, are also members of our board of directors. This limited independence, combined with our advisor’s and Carey Watermark Holdings’ interests in us, may result in potential conflicts of interest because of the substantial control that our advisor has over us and because some of its economic incentives may differ from those of our stockholders. Circumstances under which a conflict could arise between us, our advisor, the subadvisor and their affiliates include:

•
our advisor and subadvisor are compensated for certain transactions on our behalf (e.g., for acquisitions of investments, sales and financing), which may cause our advisor to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;

•
agreements between us and our advisor, and between our advisor and subadvisor, including agreements regarding compensation, will not be negotiated on an arm’s-length basis, as would occur if the agreements were with unaffiliated third parties;

•
acquisitions of single assets or portfolios of assets from affiliates (including WPC or the other Managed REITs), subject to our investment policies and procedures, in the form of a direct purchase of assets, a merger or another type of transaction;

•
competition with WPC, the other entities managed by it and the subadvisor for investment acquisitions, which are resolved by our advisor (although our advisor is required to use its best efforts to present a continuing and suitable investment program to us, allocation decisions present conflicts of interest, which may not be resolved in the manner most favorable to our interests);

•
decisions regarding asset sales, which could impact the timing and amount of fees payable to our advisor and subadvisor as well as allocations and distributions payable to Carey Watermark Holdings pursuant to its special general partner interests (e.g., our advisor receives asset management fees and may decide not to sell an asset; however, our advisor receives disposition fees and Carey Watermark Holdings will be entitled to certain profit allocations and cash distributions based upon sales of assets as a result of its Operating Partnership profits interest, and the subadvisor will share in apportion of those fees and distributions);

•	business combination transactions, including mergers with WPC or another Managed REIT;

•	decisions regarding liquidity events, which may entitle our advisor, subadvisor and their affiliates to receive additional fees and distributions relation to the liquidations;

•
a recommendation by our advisor that we declare distributions at a particular rate because the advisor and Carey Watermark Holdings may begin collecting subordinated fees once the applicable preferred return rate has been met;

•
disposition fees based on the sale price of assets, as well as interests in disposition proceeds based on net cash proceeds from the sale, exchange or other disposition of assets may cause a conflict between our advisor’s desire to sell an asset and our plans to hold or sell the asset;

•	the termination and negotiation of the advisory agreement and other agreements with our advisor, subadvisor and their affiliates; and

•
as of December 31, 2015, the advisor and its affiliates own approximately 1.1% of our outstanding common stock, which gives the advisor influence over our affairs even if we were to terminate the advisory agreement (there can be no assurance that such affiliates will act in accordance with our interests when exercising the voting power of their shares).

There are conflicts of interest with certain of our directors and officers who have duties to WPC and/or to Watermark Capital Partners and entities sponsored or managed by either of them.

Several of the officers and certain of the directors of our advisor or the subadvisor are also our officers and directors, including Mr. Medzigian, Thomas E. Zacharias and Hisham A. Kader. Our advisor has entered into contracts with us to provide us with asset management, property acquisition and disposition services and the subadvisor supports our advisor in the provision of these services. Our officers may benefit from the fees and distributions paid to our advisor, the subadvisor and Carey Watermark Holdings.

In addition, Mr. Medzigian, our chief executive officer and one of our directors, is and will be a principal in other real estate investment transactions or programs that may compete with us. Currently, Mr. Medzigian is the chairman and managing partner of Watermark Capital Partners, a private investment and management firm that specializes in real estate private equity transactions involving hotels and resorts, resort residential products, recreational projects (including golf and club ownership

CWI 2015 10-K – 9

programs), and new-urbanism and mixed-use projects. Watermark Capital Partners, through its affiliates, currently owns interests in and/or manages three lodging properties within the United States, including one which is part of a joint venture with WPC and one in which Watermark Capital Partners serves as asset manager pursuant to an asset management agreement with an affiliate of WPC. WPC and the CPA® REITs own five investments in 21 lodging properties located within the United States, including one which is part of a joint venture with Watermark Capital Partners. WPC, the CPA® REITs and Watermark Capital Partners have an economic interest in other transactions, including in such pre-existing lodging investments, and Mr. Medzigian, by virtue of his position in Watermark Capital Partners, may be subject to conflicts of interests. As a result of the interests described in this section, our advisor, the subadvisor and the directors and officers who are common to us and the other Managed REITs, WPC and Watermark Capital Partners will experience conflicts of interest.

Our NAV is computed by the advisor relying in part on information that the advisor provides to a third party.

Our NAV is computed by the advisor relying in part upon an annual third-party appraisal of the fair market value of our real estate and third-party estimates of the fair market value of our debt. Any valuation includes the use of estimates and our valuation may be influenced by the information provided to the third party by the advisor. Because NAV is an estimated value and can change as interest rate and real estate markets fluctuate, there is no assurance that a stockholder will realize such NAV in connection with any liquidity event.

We may face competition from WPC and entities managed by our advisor, the subadvisor and their respective affiliates in the purchase, sale and ownership of properties.

WPC, Watermark Capital Partners, entities managed by our advisor in the future, and entities separately managed now or in the future by WPC (such as the other Managed REITs) may compete with us with respect to properties, potential purchasers, sellers of properties and mortgage financing for properties. If some of the entities formed and managed by our advisor or the subadvisor, or their respective affiliates, in the future focus specifically on lodging investments, they may receive preference in the allocation of those types of investments.

If we internalize our management functions, stockholders’ interests could be diluted and we could incur significant self-management costs.

In the future, our board of directors may consider internalizing the functions currently performed for us by our advisor by, among other methods, acquiring our advisor or subadvisor. The method by which we could internalize these functions could take many forms. There is no assurance that internalizing our management functions will be beneficial to us and our stockholders. There is also no assurance that the key employees of the advisor or subadvisor who perform services for us would elect to work directly for us, instead of remaining with the advisor (or another affiliate of WPC) or the subadvisor. An acquisition of our advisor or subadvisor could also result in dilution of your interests as a stockholder and could reduce earnings per share and FFO per share. Additionally, we may not realize the perceived benefits, be able to properly integrate a new staff of managers and employees, or be able to effectively replicate the services provided previously by our advisor or subadvisor. Internalization transactions, including the acquisition of advisors or property managers affiliated with entity sponsors, have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims, which would reduce the amount of funds available for us to invest in properties or other investments and to pay distributions. All of these factors could have material adverse effect on our results of operations, financial condition and ability to pay distributions.

We could be adversely affected if the advisor completed an internalization with another Managed Program.

Our advisor and its affiliates act as the external advisor to the other Managed Programs and may act as the advisor to other entities in the future. If any of such entities were to acquire our advisor in an internalization transaction, we could be adversely affected because such a transaction could result in the loss of the advisor’s services to us. In addition, our advisor is a subsidiary of WPC, which is an operating REIT in its own right that is listed on the NYSE. There can be no assurance that WPC will not decide in the future to focus on business activities other than acting as an advisor to non-listed REITs, such as us. In such cases, we would have to find a new advisor. A new advisor would not be familiar with our company and may charge fees that are higher than the fees we pay to our advisor, all of which may materially adversely affect our performance.

We could have property losses that are not covered by insurance.

Our property insurance policies provide that all of the claims from each of our hotels resulting from a particular insurable event must be combined together for purposes of evaluating whether the aggregate limits and sub-limits contained in our policies

CWI 2015 10-K – 10

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

Our operations could be restricted if we become subject to the Investment Company Act.

A person will generally be deemed to be an “investment company” for purposes of the Investment Company Act of 1940, or the Investment Company Act, if:

•	it is, or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities; or

•
it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which is referred to as the “40% test.”

We believe that we and our subsidiaries are engaged primarily in the business of acquiring and owning interests in real estate. We do not hold ourselves out as being engaged primarily in the business of investing, reinvesting, or trading in securities. Accordingly, we do not believe that we are an investment company as defined under the Investment Company Act. If we were required to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things, (i) limitations on our capital structure (including our ability to use leverage), (ii) restrictions on specified investments, (iii) prohibitions on proposed transactions with “affiliated persons” (as defined in the Investment Company Act), and (iv) compliance with reporting, record keeping, voting, proxy disclosure, and other rules and regulations that would significantly increase our operating expenses.
Securities issued by majority-owned subsidiaries, such as our operating partnership, are excepted from the term “investment securities” for purposes of the 40% test described in the second bullet point above because they are not themselves investment companies and do not rely on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, hence our operating partnership generally expects to satisfy the 40% test. However, depending on the nature of its investments, our operating partnership may rely upon the exclusion from registration as an investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of the operating partnership's assets must be comprised of qualifying real estate assets and at least 80% of its portfolio must be comprised of qualifying real estate assets and real estate-related assets.

CWI 2015 10-K – 11

Qualifying assets for this purpose include mortgage loans and other assets, including certain mezzanine loans and B notes, that the SEC staff in various no-action letters has affirmed can be treated as qualifying assets. We treat the following as real estate-related assets: commercial mortgage-backed securities, debt and equity securities of companies primarily engaged in real estate businesses, and securities issued by pass-through entities of which substantially all the assets consist of qualifying assets and/or real estate-related assets. We rely on guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets. In August 2011, the SEC issued a concept release soliciting public comment on a wide range of issues relating to Section (3)(c)(5)(C), including the nature of the assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including the guidance of the SEC or its staff regarding this exclusion, will not change in a manner that adversely affects our operations. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in the operating partnership holding assets we might wish to sell or selling assets we might wish to hold.

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

To maintain compliance with an Investment Company Act exemption or exclusion, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forego opportunities to acquire interests in companies that we would otherwise want to acquire and that would be important to our investment strategy. If we were required to register as an investment company, we would be prohibited from engaging in our business as currently contemplated because the Investment Company Act imposes significant limitations on leverage. In addition, we would have to seek to restructure the advisory agreement because the compensation that it contemplates would not comply with the Investment Company Act. If we fail to comply with the Investment Company Act, criminal and civil actions could be brought against us, our contracts could be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

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

CWI 2015 10-K – 12

Our participation in joint ventures creates additional risk.

From time to time, we participate in joint ventures to purchase assets together with unaffiliated third parties, Watermark Capital Partners, WPC, or the other entities sponsored or managed by our advisor or its affiliates, such as the other Managed REITs. There are additional risks involved in joint venture transactions. As a co-investor in a joint venture, we would not be in a position to exercise sole decision-making authority relating to the property, the joint venture or our investment partner. In addition, there is the potential that our joint venture partner may become bankrupt or that we may have diverging or inconsistent economic or business interests. These diverging interests could, among other things, expose us to liabilities in the joint venture investment in excess of our proportionate share of those liabilities. The partition rights of each owner in a jointly-owned property could reduce the value of each portion of the divided property. Further, the fiduciary obligation that our advisor or members of our board of directors may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

We are subject, in part, to the risks of real estate ownership.

Our performance and asset value is, in part, subject to risks incident to the ownership and operation of real estate, including:

•	adverse changes in general or local economic conditions;

•	changes in local conditions, such as an oversupply of hotel rooms or a reduction in demand for hotel rooms;

•	changes in traffic patterns and neighborhood characteristics;

•	increases in the cost of property insurance;

•	uninsured property liability, property damage or casualty losses;

•	changes in operating expenses, interest rates or the availability of financing;

•	changes in laws and governmental regulations, including those governing real estate usage, zoning, environmental issues and taxes;

•	unexpected expenditures for capital improvements or to bring properties into compliance with applicable federal, state and local laws;

•	exposure to environmental losses; and

•	force majeure and other factors beyond the control of our management.

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

We may have difficulty selling our properties and this lack of liquidity may limit our ability to quickly change our portfolio in response to changes in economic or other conditions.

Real estate investments are generally less liquid than many other financial assets, which may limit our ability to quickly adjust our portfolio in response to changes in economic or other conditions. The real estate market is affected by many factors that are beyond our control, including general economic conditions, availability of financing, interest rates and other factors, such as supply and demand.

We may be required to spend funds to correct defects or to make improvements before a property can be sold and such funds may not be readily available. When acquiring lodging properties, we may agree to lock-out provisions that restrict us from selling a property for a period of time or that impose other material restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These factors, and any others that would impede our ability to respond to adverse changes in the lodging industry or the performance of our properties, could have a material adverse effect on our results of operations and financial condition, as well as our ability to pay distributions to stockholders.

CWI 2015 10-K – 13

Our inability to sell properties may result in us owning lodging facilities that no longer fit within our business strategy. Holding these properties or selling them at a loss may affect our earnings and, in turn, could adversely affect our value. Some of the other factors that could restrict our ability to sell properties include, but are not limited to:

•	inability to agree on a favorable price or on favorable terms;

•	restrictions imposed by third parties, such as an inability to transfer franchise or management agreements;

•	lender restrictions;

•	environmental issues; and

•	property condition.

Potential liability for environmental matters could adversely affect our financial condition.

Owners of real estate are subject to numerous federal, state and local environmental laws and regulations. Under these laws and regulations, a current or former owner of real estate may be liable for costs of remediating hazardous substances found on its property, whether or not they were responsible for its presence. Although we subject our properties to an environmental assessment prior to acquisition, we may not be made aware of all the environmental liabilities associated with a property prior to its purchase, or we or a subsequent owner may discover hidden environmental hazards after acquisition. The costs of investigation, remediation or removal of hazardous substances may be substantial. In addition, the presence of hazardous substances on one of our properties, or the failure to properly remediate a contaminated property, could adversely affect our ability to sell the property or to borrow using the property as collateral.

Various federal, state and local environmental laws impose responsibilities on an owner or operator of real estate and subject those persons to potential joint and several liabilities. Typical provisions of those laws include:

•
responsibility and liability for the costs of investigation and removal (including at appropriate disposal facilities) or remediation of hazardous or toxic substances in, on or migrating from our real property, generally without regard to our knowledge of, or responsibility for, the presence of the contaminants;

•
liability for claims by third parties based on damages to natural resources or property, personal injuries, or costs of removal or remediation of hazardous or toxic substances in, on or migrating from our property; and

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

We and our independent hotel operators rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. We purchase some of our information technology from third-party vendors and we will rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information (e.g., individually identifiable information, including information relating to financial accounts). Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the improper system functions, damage or the improper access or disclosure of personally identifiable information. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

We face risks relating to cybersecurity attacks, loss of confidential information and other business disruptions.

Our business is at risk from and may be impacted by cybersecurity attacks, including attempts to gain unauthorized access to our confidential data and other electronic security breaches. Such cyber-attacks can range from individual attempts to gain unauthorized access to our or our independent property operators’ information technology systems to more sophisticated security threats. While we and our independent property operators employ a number of measures to prevent, detect and mitigate

CWI 2015 10-K – 14

these threats including password protection, backup servers and annual penetration testing, there is no guarantee such efforts will be successful in preventing a cyber attack. Cybersecurity incidents could compromise the confidential information of financial transactions and records, personal identifying information, reservations, billing and operating data and disrupt and affect the efficiency of our business operations.

The occurrence of cyber incidents to our advisor, or a deficiency in our advisor’s cyber security, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber incident is an intentional attack that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information, or an unintentional accident or error. As our advisor’s reliance on technology has increased, so have the risks posed to our advisor’s systems, both internal and those our advisor has outsourced. Our advisor may also store or come into contact with sensitive information and data. If, in handling this information, our advisor or their respective partners fail to comply with applicable privacy or data security laws, we could face significant legal and financial exposure to claims of governmental agencies and parties whose privacy is compromised. The three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our business relationships in the hotel industry and private data exposure. We and our advisor maintain insurance intended to cover some of these risks, but it may not be sufficient to cover the losses from any future breaches of our advisor systems. Our advisor has implemented processes, procedures, and controls to help mitigate these risks, but these measures, as well as our and our advisor’s increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

Economic conditions may adversely affect the lodging industry.

The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. GDP. It is also sensitive to business and personal discretionary spending levels. Declines in corporate budgets and consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions can lower the revenues and profitability of our hotel properties, and therefore our net operating profits. The global economic downturn in 2008 and 2009 led to a significant decline in demand for products and services provided by the lodging industry, lower occupancy levels and significantly reduced room rates.

Our business is dependent on the speed and strength of the recovery of the U.S. economy, which cannot be predicted. Depending on the strength and sustainability of the recovery, we could experience an adverse impact on our revenue and a negative effect on our profitability.

We are subject to various operating risks common to the lodging industry, which may adversely affect our ability to make distributions to our stockholders.

Our hotel properties and lodging facilities are subject to various operating risks common to the lodging industry, many of which are beyond our control, including the following:

•	competition from other hotel properties or lodging facilities in our markets;

•	over-building of hotels in our markets, which would adversely affect occupancy and revenues at the hotels we acquire;

•	dependence on business and commercial travelers and tourism;

•	increases in energy costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances, and the related compliance costs of such changes;

•	adverse effects of international, national, regional and local economic and market conditions;

•
unforeseen events beyond our control, such as terrorist attacks, travel related health concerns (including pandemics and epidemics), political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel related accidents and unusual weather patterns (including natural disasters such as hurricanes, tsunamis or earthquakes);

CWI 2015 10-K – 15

•	adverse effects of a downturn in the lodging industry; and

•	risks generally associated with the ownership of hotel properties and real estate, as discussed in other risk factors.

These risks could reduce our net operating profits, which in turn could adversely affect our ability to make distributions to our stockholders.

Seasonality of certain lodging properties may cause quarterly fluctuations in results of operations of our properties.

Certain lodging properties are seasonal in nature. Generally, occupancy rates and revenues are greater in the second and third quarters than in the first and fourth quarters of each year. As a result of the seasonality of certain lodging properties, there may be quarterly fluctuations in the results of operations of our properties. Quarterly financial results may be adversely affected by factors outside our control, including weather conditions and poor economic factors. As a result, we may need to enter into short-term borrowings during certain periods in order to offset these fluctuations in revenues, to fund operations or to make distributions to our stockholders.

The cyclical nature of the lodging industry may cause fluctuations in our operating performance.

The lodging industry is highly cyclical in nature. Fluctuations in operating performance are caused largely by general economic and local market conditions, which affect business and leisure travel levels. In addition to general economic conditions, new hotel room supply is an important factor that can affect the lodging industry’s performance, and over-building has the potential to further exacerbate the negative impact of an economic recession. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth. A decline in lodging demand, a substantial growth in lodging supply or a deterioration in the improvement of lodging fundamentals as forecast by industry analysts could result in returns that are substantially below expectations, or result in losses, which could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Future terrorist attacks or increased concern about terrorist activities, or the threat or outbreak of a pandemic disease, could adversely affect the travel and lodging industries and may affect the operations of our hotels.

As in the past, terrorist attacks or alerts in the United States and abroad, or the threat of, or actual outbreak of, pandemic disease could reduce both business and leisure travel, resulting in a decline in the lodging sector. Any kind of terrorist activity within the United States or elsewhere could negatively impact both domestic and international markets, as well as our business. Such attacks or threats of attacks could have a material adverse effect on our business, our ability to insure our properties and our operations. The threat of or actual outbreak of a pandemic disease could reduce business and leisure travel, which could have a material adverse effect on our business.

We may not have control over properties under construction.

We have acquired, and may continue to acquire, hotels under development, as well as hotels that require extensive renovation. When we acquire a hotel for development or renovation, we may not be able to control construction costs and the timing of construction or a developer’s ability to build in conformity with plans, specifications and timetables.

We are subject to the risk of increased lodging operating expenses.

We are subject to the risk of increased lodging operating expenses, including, but not limited to, the following cost elements: wage and benefit costs; repair and maintenance expenses; employee liabilities; energy costs; property taxes; insurance costs; and other operating expenses. Any increases in one or more of these operating expenses could have a significant adverse impact on our results of operations, cash flows and financial position.

If our leases with the TRS lessees do not qualify as arm’s length for tax purposes, we could be subject to potentially significant tax penalties.

Our TRS lessees will incur taxes or accrue tax benefits consistent with a “C” corporation. If the leases between us and our TRS lessees are deemed by the Internal Revenue Service to not reflect arm’s length transactions for tax purposes, we may be subject to severe tax penalties as the lessor, which will increase our lodging operating expenses and adversely impact our profitability and cash flows.

CWI 2015 10-K – 16

Our results of operations, financial position, cash flows and ability to service debt and to make distributions to stockholders depend on the ability of the independent property operators to operate and manage the hotels.

As a REIT, we are allowed to own lodging properties, but are prohibited from operating them. Therefore, in order for us to satisfy certain REIT qualification rules, we enter into leases with the TRS lessees for each of our lodging properties. The TRS lessees in turn contract with independent property operators that manage the day-to-day operations of our properties. Although we consult with the property operators with respect to strategic business plans, we may be limited, depending on the terms of the applicable operating agreement and REIT qualification rules, in our ability to direct the actions of the independent property operators, particularly with respect to daily operations. Thus, even if we believe that our lodging properties are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, RevPAR, ADR or operating profits, we may not have sufficient rights under a particular property operating agreement to force the property operator to change its method of operation. We can only seek redress if a property operator violates the terms of the applicable property operating agreement with the TRS lessee, and then only to the extent of the remedies provided in the property operating agreement. Our results of operations, financial position, cash flows and ability to service debt and to make distributions to stockholders are, therefore, substantially dependent on the ability of the property operators to successfully operate our hotel. Some of our operating agreements may have lengthy terms, may not be terminable by us before the agreement’s expiration and may require the payment of substantial termination fees. In the event that we are able to and do replace any of our property operators, we may experience significant disruptions at the affected hotels, which may adversely affect our ability to make distributions to our stockholders.

There may be operational limitations associated with management and franchise agreements affecting our properties and these limitations may prevent us from using these properties to their best advantage for our stockholders.

The TRS lessees hold some of our properties and may enter into franchise or license agreements with nationally recognized lodging brands. These franchise agreements may contain specific standards for, and restrictions and limitations on, the operation and maintenance of our properties in order to maintain uniformity within the franchise system. We expect that franchisors will periodically inspect our properties to ensure that we maintain their standards. We do not know whether those limitations will restrict the business plans we have tailored for each property and/or market.

The standards are subject to change over time, in some cases at the direction of the franchisor, and may restrict the ability of our TRS lessees, as franchisee, to make improvements or modifications to a property. Conversely, as a condition to the maintenance of a franchise license, a franchisor could also require us to make capital expenditures, even if we do not believe the improvements are necessary, desirable or likely to result in an acceptable return on our investment. Action or inaction by us or our TRS lessees could result in a breach of those standards or other terms and conditions of the franchise agreements and could result in the loss or termination of a franchise license.

In addition, when terminating or changing the franchise affiliation of a property, we may be required to incur significant expenses or capital expenditures. Moreover, the loss of a franchise license could have a material adverse effect upon the operations or the underlying value of the property covered by the franchise due to the associated loss of name recognition, marketing support and centralized reservation systems provided by the franchisor. The loss of a franchise license for one or more lodging properties could materially and adversely affect our results of operations, financial condition and cash flows, including our ability to service debt and make distributions to our stockholders.

We are subject to the risks of brand concentration.

We are subject to the potential risks associated with the concentration of our hotels under a particular brand. A negative public image or other adverse event that becomes associated with a brand could adversely affect hotels operated under that brand. If any of the brands under which our hotels operate suffer a significant decline in appeal to the traveling public, the revenues and profitability of such hotels could be adversely affected.

We face competition in the lodging industry, which may limit our profitability and returns to our stockholders.

The lodging industry is highly competitive. This competition could reduce occupancy levels and rental revenues at our properties, which would adversely affect our operations. We face competition from many sources, including from (i) other lodging facilities, both in the immediate vicinity and the geographic market where our lodging properties are located and (ii) nationally recognized lodging brands that we are not associated with. In addition, increases in operating costs due to inflation may not be offset by increased room rates.

CWI 2015 10-K – 17

We also face competition for investment opportunities. In addition to WPC, Watermark Capital Partners and their respective affiliates, including the other Managed REITs, we face competition from other REITs, national lodging chains and other entities that may have substantially greater financial resources than us. If our advisor is unable to compete successfully in the acquisition and management of our lodging properties, our results of operation and financial condition may be adversely affected and may reduce the cash available for distribution to our stockholders.

As for our properties that are operated by independent property operators, our revenues depend on the ability of such independent property operators to compete successfully with other hotels and resorts in their respective markets. Some of our competitors may have substantially greater marketing and financial resources than us. If the independent property operators are unable to compete successfully or if our competitors’ marketing strategies are effective, our results of operations, financial condition and ability to service debt may be adversely affected and may reduce the cash available for distribution to our stockholders.

The lack of an active public trading market for our shares could make it difficult for stockholders to sell shares quickly or at all.

There is no active public trading market for our shares and we do not expect one to develop. Moreover, we are not required to ever complete a liquidity event. Our stockholders should not rely on our redemption plan as a method to sell shares promptly because it includes numerous restrictions that limit stockholders’ ability to sell their shares to us and our board of directors may amend, suspend or terminate the plan without advance notice. In particular, the redemption plan provides that we may redeem shares only if we have sufficient funds available for redemption and to the extent the total number of shares for which redemption is requested in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed 5% of the total number of our shares outstanding as of the last day of the immediately preceding fiscal quarter. Given these limitations, it may be difficult for stockholders to sell their shares promptly or at all. In addition, the price received for any shares sold prior to a liquidity event is likely to be less than the applicable NAV per share at that time. Investor suitability standards imposed by certain states may also make it more difficult for stockholders to sell their shares to someone in those states.

The limit in our charter on the number of our shares a person may own may discourage a takeover, which might provide our stockholders with liquidity or other advantages.

To assist us in meeting the REIT qualification rules, among other things, our charter prohibits the ownership by one person or affiliated group of more than 9.8% in value of our stock or more than 9.8% in value or number, whichever is more restrictive, of our outstanding shares of common stock, unless exempted (prospectively or retroactively) by our board of directors. This ownership limitation may discourage third parties from making a potentially attractive tender offer for our stockholders’ shares, thereby inhibiting a change of control in us.

We disclose FFO and modified funds from (used in) operations, or MFFO, which are financial measures that are not derived in accordance with U.S. generally accepted accounting principles, or GAAP, in documents we file with the SEC; however, FFO and MFFO are not equivalent to our net income or loss as determined under GAAP, and stockholders should consider GAAP measures to be more relevant to our operating performance.

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

CWI 2015 10-K – 18

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

Our directors and officers have duties to us and our stockholders under Maryland law in connection with their management of us. At the same time, our Operating Partnership was formed in Delaware and we, as general partner, have duties under Delaware law to our Operating Partnership and the limited partners in connection with our management of our Operating Partnership. Our duties as general partner of our Operating Partnership may come into conflict with the duties of our directors and officers to us and our stockholders.

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

In addition, the partnership agreement expressly limits our liability by providing that we and our officers, directors, agents and employees will not be liable or accountable to our Operating Partnership for losses sustained, liabilities incurred or benefits not derived if we or our officers, directors, agents or employees acted in good faith. Furthermore, our Operating Partnership is required to indemnify us and our officers, directors, employees, agents and designees to the extent permitted by applicable law from, and against, any and all claims arising from operations of our Operating Partnership, unless it is established that: (i) the act or omission was committed in bad faith, was fraudulent or was the result of active and deliberate dishonesty; (ii) the indemnified party actually received an improper personal benefit in money, property or services; or (iii) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. These limitations on liability do not supersede the indemnification provisions of our charter.

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

CWI 2015 10-K – 19

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

Our board of directors may determine that it is in our best interest to classify or reclassify any unissued stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of such stock with terms and conditions that could subordinate the rights of the holders of our common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock. However, the issuance of preferred stock must also be approved by a majority of independent directors not otherwise interested in the transaction, who will have access at our expense to our legal counsel or to independent legal counsel. In addition, the board of directors, with the approval of a majority of the entire board and without any action by the stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series that we have authority to issue. If our board of directors determines to take any such action, it will do so in accordance with the duties it owes to holders of our common stock.

Risks Related to REIT Structure

While we believe that we are properly organized as a REIT in accordance with applicable law, we cannot guarantee that the Internal Revenue Service will find that we have qualified as a REIT.

We believe that we are organized in conformity with the requirements for qualification as a REIT under the Internal Revenue Code beginning with our 2008 taxable year and that our current and anticipated investments and plan of operation will enable us to meet and continue to meet the requirements for qualification and taxation as a REIT. Investors should be aware, however, that the Internal Revenue Service or any court could take a position different from our own. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will qualify as a REIT for any particular year.

Furthermore, our qualification and taxation as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership, and other requirements on a continuing basis. Our ability to satisfy the quarterly asset tests under applicable Internal Revenue Code provisions and Treasury Regulations will depend in part upon our board of directors’ good faith analysis of the fair market values of our assets, some of which are not susceptible to a precise determination. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. While we believe that we will satisfy these tests, we cannot guarantee that this will be the case on a continuing basis.

If we fail to remain qualified as a REIT, we would be subject to federal income tax at corporate income tax rates and would not be able to deduct distributions to stockholders when computing our taxable income.

If, in any taxable year, we fail to qualify for taxation as a REIT and are not entitled to relief under the Internal Revenue Code, we will:

•	not be allowed a deduction for distributions to stockholders in computing our taxable income;

•	be subject to federal and state income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates; and

•	be barred from qualifying as a REIT for the four taxable years following the year when we were disqualified.

CWI 2015 10-K – 20

Any such corporate tax liability could be substantial and would reduce the amount of cash available for distributions to our stockholders, which in turn could have an adverse impact on the value of our common stock. This adverse impact could last for five or more years because, unless we are entitled to relief under certain statutory provisions, we will be taxed as a corporation beginning the year in which the failure occurs and for the following four years.

If we fail to qualify for taxation as a REIT, we may need to borrow funds or liquidate some investments to pay the additional tax liability. Were this to occur, funds available for investment would be reduced. REIT qualification involves the application of highly technical and complex provisions of the Internal Revenue Code to our operations, as well as various factual determinations concerning matters and circumstances not entirely within our control. There are limited judicial or administrative interpretations of these provisions. Although we plan to continue to operate in a manner consistent with the REIT qualification rules, we cannot assure you that we will qualify in a given year or remain so qualified.

If we fail to make required distributions, we may be subject to federal corporate income tax.

We intend to declare regular quarterly distributions, the amount of which will be determined, and is subject to adjustment, by our board of directors. To continue to qualify and be taxed as a REIT, we will generally be required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends-paid deduction and excluding net capital gain) each year to our stockholders. Generally, we expect to distribute all, or substantially all, of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain the proposed quarterly distributions that approximate our taxable income and we may fail to qualify for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes or the effect of nondeductible expenditures (e.g., capital expenditures, payments of compensation for which Section 162(m) of the Internal Revenue Code denies a deduction, the creation of reserves, or required debt service or amortization payments). To the extent we satisfy the 90% distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. We will also be subject to a 4.0% nondeductible excise tax if the actual amount that we pay out to our stockholders for a calendar year is less than a minimum amount specified under the Internal Revenue Code. In addition, in order to continue to qualify as a REIT, any C-corporation earnings and profits to which we succeed must be distributed as of the close of the taxable year in which we accumulate or acquire such C-corporation’s earnings and profits.

Because certain covenants in our debt instruments may limit our ability to make required REIT distributions, we could be subject to taxation.

Our existing debt instruments include, and our future debt instruments may include, covenants that limit our ability to make required REIT distributions. If the limits set forth in these covenants prevent us from satisfying our REIT distribution requirements, we could fail to qualify for federal income tax purposes as a REIT. If the limits set forth in these covenants do not jeopardize our qualification for taxation as a REIT, but prevent us from distributing 100% of our REIT taxable income, we will be subject to federal corporate income tax, and potentially a nondeductible excise tax, on the retained amounts.

Because we will be required to satisfy numerous requirements imposed upon REITs, we may be required to borrow funds, sell assets, or raise equity on terms that are not favorable to us.

In order to meet the REIT distribution requirements and maintain our qualification and taxation as a REIT, we may need to borrow funds, sell assets, or raise equity, even if the then-prevailing market conditions are not favorable for such transactions. If our cash flows are not sufficient to cover our REIT distribution requirements, it could adversely impact our ability to raise short- and long-term debt, sell assets, or offer equity securities in order to fund the distributions required to maintain our qualification and taxation as a REIT. Furthermore, the REIT distribution requirements may increase the financing we need to fund capital expenditures, future growth, and expansion initiatives, which would increase our total leverage.

In addition, if we fail to comply with certain asset ownership tests at the end of any calendar quarter, we must generally correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification. As a result, we may be required to liquidate otherwise attractive investments. These actions may reduce our income and amounts available for distribution to our stockholders.

CWI 2015 10-K – 21

Because the REIT rules require us to satisfy certain rules on an ongoing basis, our flexibility or ability to pursue otherwise attractive opportunities may be limited.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders, and the ownership of our common stock. Compliance with these tests will require us to refrain from certain activities and may hinder our ability to make certain attractive investments, including the purchase of non-qualifying assets, the expansion of non-real estate activities, and investments in the businesses to be conducted by our TRSs, thereby limiting our opportunities and the flexibility to change our business strategy. Furthermore, acquisition opportunities in domestic and international markets may be adversely affected if we need or require target companies to comply with certain REIT requirements prior to closing on acquisitions.

To meet our annual distribution requirements, we may be required to distribute amounts that may otherwise be used for our operations, including amounts that may be invested in future acquisitions, capital expenditures, or debt repayment; and it is possible that we might be required to borrow funds, sell assets, or raise equity to fund these distributions, even if the then-prevailing market conditions are not favorable for such transactions.

Because the REIT provisions of the Internal Revenue Code limit our ability to hedge effectively, the cost of our hedging may increase, and we may incur tax liabilities.

The REIT provisions of the Internal Revenue Code limit our ability to hedge assets and liabilities that are not incurred to acquire or carry real estate. Generally, income from hedging transactions that have been properly identified for tax purposes (which we enter into to manage interest rate risk with respect to borrowings to acquire or carry real estate assets) and income from certain currency hedging transactions related to our non-U.S. operations, do not constitute “gross income” for purposes of the REIT gross income tests (such a hedging transaction is referred to as a “qualifying hedge”). In addition, for taxable years beginning after December 31, 2015, if we enter into a qualifying hedge, but dispose of the underlying property (or a portion thereof) or the underlying debt (or a portion thereof) is extinguished, we can enter into a hedge of the original qualifying hedge, and income from the subsequent hedge will also not constitute “gross income” for purposes of the REIT gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of the REIT gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs could be subject to tax on income or gains resulting from such hedges or expose us to greater interest rate risks than we would otherwise want to bear. In addition, losses in any of our TRSs generally will not provide any tax benefit, except for being carried forward for use against future taxable income in the TRSs.

Because the REIT rules limit our ability to receive distributions from TRSs, our ability to fund distribution payments using cash generated through our TRSs may be limited.

Our ability to receive distributions from our TRSs is limited by the rules we must comply with in order to maintain our REIT status. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from real estate-related sources, which principally includes gross income from the leasing of our properties. Consequently, no more than 25% of our gross income may consist of dividend income from our TRSs and other non-qualifying income types. Thus, our ability to receive distributions from our TRSs is limited and may impact our ability to fund distributions to our stockholders using cash flows from our TRSs. Specifically, if our TRSs become highly profitable, we might be limited in our ability to receive net income from our TRSs in an amount required to fund distributions to our stockholders commensurate with that profitability.

We use TRSs, which may cause us to fail to qualify as a REIT.

To qualify as a REIT for federal income tax purposes, we hold our non-qualifying REIT assets and conduct our non-qualifying REIT income activities in or through one or more TRSs. The net income of our TRSs is not required to be distributed to us and income that is not distributed to us will generally not be subject to the REIT income distribution requirement. However, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes the fair market value of our TRS interests and certain other non-qualifying assets to exceed 25% (or 20% for taxable years after December 31, 2017) of the fair market value of our assets, we would lose tax efficiency and could potentially fail to qualify as a REIT.

CWI 2015 10-K – 22

Our ownership of TRSs will be subject to limitations that could prevent us from growing our investment management business and our transactions with our TRSs could cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on an arm’s-length basis.

Overall, (i) for taxable years beginning prior to January 1, 2018, no more than 25% of the value of a REIT’s gross assets, and (ii) for taxable years beginning after December 31, 2017, no more than 20% of the value of a REIT’s gross assets, may consist of interests in TRSs; compliance with this limitation could limit our ability to grow our investment management business. In addition, the Internal Revenue Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Internal Revenue Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We will monitor the value of investments in our TRSs in order to ensure compliance with TRS ownership limitations and will structure our transactions with our TRSs on terms that we believe are arm’s-length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the TRS ownership limitation or be able to avoid application of the 100% excise tax.

Our board of directors, in its sole discretion, determines our dividend rate on a quarterly basis; therefore, our cash distributions are not guaranteed and may fluctuate.

Our board of directors, in its sole discretion, will determine on a quarterly basis the amount of cash to be distributed to our stockholders based on a number of factors, including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity, applicable provisions of the Maryland General Corporation Law, and other factors (including debt covenant restrictions that may impose limitations on cash payments and future acquisitions and divestitures). Consequently, our distribution levels are not guaranteed and may fluctuate.

Because distributions payable by REITs generally do not qualify for reduced tax rates, the value of our common stock could be adversely affected.

Certain distributions payable by domestic or qualified foreign corporations to individuals, trusts, and estates in the United States are currently eligible for federal income tax at a maximum rate of 20%. Distributions payable by REITs, in contrast, are generally not eligible for this reduced rate, unless the distributions are attributable to dividends received by the REIT from other corporations that would otherwise be eligible for the reduced rate. This more favorable tax rate for regular corporate distributions could cause qualified investors to perceive investments in REITs to be less attractive than investments in the stock of corporations that pay distributions, which could adversely affect the value of REIT stocks, including our common stock.

Even if we continue to qualify as a REIT, certain of our business activities will be subject to corporate level income tax and foreign taxes, which will continue to reduce our cash flows, and we will have potential deferred and contingent tax liabilities.

Even if we qualify for taxation as a REIT, we may be subject to certain (i) federal, state, local, and foreign taxes on our income and assets, including alternative minimum taxes, (ii) taxes on any undistributed income and state, local, or foreign income, and (iii) franchise, property, and transfer taxes. In addition, we could be required to pay an excise or penalty tax under certain circumstances in order to utilize one or more relief provisions under the Internal Revenue Code to maintain qualification for taxation as a REIT, which could be significant in amount.

Any TRS assets and operations would continue to be subject, as applicable, to federal and state corporate income taxes and to foreign taxes in the jurisdictions in which those assets and operations are located. Any of these taxes would decrease our earnings and our cash available for distributions to stockholders.

We will also be subject to a federal corporate level tax at the highest regular corporate rate (35% for year 2016) on all or a portion of the gain recognized from a sale of assets formerly held by any C corporation that we acquire on a carry-over basis transaction occurring within a five-year period after we acquire such assets, to the extent the built-in gain based on the fair market value of those assets on the effective date of the REIT election is in excess of our then tax basis. The tax on subsequently sold assets will be based on the fair market value and built-in gain of those assets as of the beginning of our holding period. Gains from the sale of an asset occurring after the specified period will not be subject to this corporate level tax. We expect to have only a de minimis amount of assets subject to these corporate tax rules and do not expect to dispose of any significant assets subject to these corporate tax rules.

CWI 2015 10-K – 23

Because dividends received by foreign stockholders are generally taxable, we may be required to withhold a portion of our distributions to such persons.

Ordinary dividends received by foreign stockholders that are not effectively connected with the conduct of a U.S. trade or business are generally subject to U.S. withholding tax at a rate of 30%, unless reduced by an applicable income tax treaty. Additional rules with respect to certain capital gain distributions will apply to foreign stockholders that own more than 10% of our common stock.

The ability of our board of directors to revoke our REIT qualification, without stockholder approval, may cause adverse consequences for our stockholders.

Our charter provides that the board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we will not be allowed a deduction for dividends paid to stockholders in computing our taxable income and we will be subject to federal income tax at regular corporate rates and state and local taxes, which may have adverse consequences on the total return to our stockholders.

Federal and state income tax laws governing REITs and related interpretations may change at any time, and any such legislative or other actions affecting REITs could have a negative effect on us and our stockholders.

Federal and state income tax laws governing REITs or the administrative interpretations of those laws may be amended at any time. Federal, state, and foreign tax laws are under constant review by persons involved in the legislative process, at the Internal Revenue Service and the U.S. Department of the Treasury, and at various state and foreign tax authorities. Changes to tax laws, regulations, or administrative interpretations, which may be applied retroactively, could adversely affect us or our stockholders. We cannot predict whether, when, in what forms, or with what effective dates, the tax laws, regulations, and administrative interpretations applicable to us or our stockholders may be changed. Accordingly, we cannot assure you that any such change will not significantly affect our ability to qualify for taxation as a REIT and/or the attendant tax consequences to us or our stockholders.

Item 1B. Unresolved Staff Comments.

None.

CWI 2015 10-K – 24

Item 2. Properties.

Our principal corporate offices are located in the offices of the advisor at 50 Rockefeller Plaza, New York, New York 10020.

Our Hotels

The following table sets forth certain information for each of the hotels that we consolidate in our financial statements, or our Consolidated Hotels, as further discussed in Note 4, and the hotels that we record as equity investments in our financial statements, or our Unconsolidated Hotels, as further discussed in Note 5, at December 31, 2015:

Hotel	State	Number of Rooms	% Owned	Acquisition Date	Hotel Type
Consolidated Hotels
Hampton Inn Boston Braintree	MA	103	100%	May 31, 2012	Select-service
Hilton Garden Inn New Orleans French Quarter/CBD	LA	155	88%	June 8, 2012	Select-service
Lake Arrowhead Resort and Spa	CA	173	97%	July 9, 2012	Resort
Courtyard San Diego Mission Valley	CA	317	100%	December 6, 2012	Select-service
Hampton Inn Atlanta Downtown	GA	119	100%	February 14, 2013	Select-service
Hampton Inn Frisco Legacy Park	TX	105	100%	February 14, 2013	Select-service
Hampton Inn Memphis Beale Street	TN	144	100%	February 14, 2013	Select-service
Hampton Inn Birmingham Colonnade	AL	133	100%	February 14, 2013	Select-service
Hilton Garden Inn Baton Rouge Airport	LA	131	100%	February 14, 2013	Select-service
Courtyard Pittsburgh Shadyside	PA	132	100%	March 12, 2013	Select-service
Hutton Hotel Nashville	TN	247	100%	May 29, 2013	Full-service
Holiday Inn Manhattan 6th Avenue Chelsea	NY	226	100%	June 6, 2013	Full-service
Fairmont Sonoma Mission Inn & Spa	CA	226	75%	July 10, 2013	Resort
Marriott Raleigh City Center (a)	NC	400	100%	August 13, 2013	Full-service
Hawks Cay Resort (b)	FL	428	100%	October 23, 2013	Resort
Renaissance Chicago Downtown (a)	IL	560	100%	December 20, 2013	Full-service
Hyatt Place Austin Downtown	TX	296	100%	April 1, 2014	Select-service
Courtyard Times Square West (a)	NY	224	100%	May 27, 2014	Select-service
Sheraton Austin Hotel at the Capitol	TX	363	80%	May 28, 2014	Full-service
Marriott Boca Raton at Boca Center	FL	256	100%	June 12, 2014	Full-service
Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center	CO	302	100%	June 25, 2014	Select-service
Sanderling Resort	NC	125	100%	October 28, 2014	Resort
Staybridge Suites Savannah Historic District	GA	104	100%	October 30, 2014	Select-service
Marriott Kansas City Country Club Plaza	MO	295	100%	November 18, 2014	Full-service
Westin Minneapolis	MN	214	100%	February 12, 2015	Full-service
Westin Pasadena	CA	350	100%	March 19, 2015	Full-service
Hilton Garden Inn/Homewood Suites Atlanta Midtown	GA	228	100%	April 29, 2015	Select-service
Ritz-Carlton Key Biscayne (c)	FL	480	47%	May 29, 2015	Resort
Ritz-Carlton Fort Lauderdale (d)	FL	198	70%	June 30, 2015	Resort
Le Méridien Dallas, The Stoneleigh	TX	176	100%	November 20, 2015	Full-service
		7,210
Unconsolidated Hotels
Hyatt New Orleans French Quarter	LA	254	80%	September 6, 2011	Full-service
Westin Atlanta Perimeter North	GA	372	57%	October 3, 2012	Full-service
Marriott Sawgrass Golf Resort & Spa (e)	FL	511	50%	October 3, 2014	Resort
Ritz-Carlton Philadelphia	PA	299	60%	May 15, 2015	Full-service
		1,436
___________

(a)	These hotels are subject to long-term ground leases (Note 10).

CWI 2015 10-K – 25

(b)	Includes 251 two-, three- and four-bedroom privately-owned villas that participate in the resort residential management program at this hotel, or the Villa Rental Program (Note 6).

(c)	CWI 2 owns an interest of approximately 19% in this venture. Also, the number of rooms presented includes 178 condo-hotel units that participate in the villa/condo rental program.

(d)	Includes 32 condo-hotel units that participate in the villa/condo rental program.

(e)	Represents our remaining 50% interest in the Marriott Sawgrass Golf Resort & Spa venture after selling our 50% controlling interest to CWI 2 (Note 4).

Our Hotel Management and Franchise Agreements

Hotel Management Agreements

All of our hotels are managed by independent hotel operators pursuant to management or operating agreements, with some also subject to separate license agreements addressing matters pertaining to operation under the designated brand. Under these agreements, the managers generally have sole responsibility and exclusive authority for all activities necessary for the day-to-day operation of the hotels, including establishing room rates; securing and processing reservations; procuring inventories, supplies and services; providing periodic inspection and consultation visits to the hotels by the managers’ technical and operational experts; and promoting and publicizing the hotels. The managers provide all managerial and other employees for the hotels, review the operation and maintenance of the hotels; prepare reports, budgets and projections; and provide other administrative and accounting support services to the hotels. These support services include planning and policy services, divisional financial services, product planning and development, employee staffing and training, corporate executive management and certain in-house legal services. We have certain approval rights over budgets, capital expenditures, significant leases and contractual commitments, and various other matters.

The initial terms of our management and operating agreements typically range from three to 25 years, with one or more renewal terms at the option of the manager. The management agreements condition the manager’s right to exercise options for specified renewal terms upon the satisfaction of specified economic performance criteria, or allow us to terminate at will with 30 to 60 days’ notice. The manager typically receives compensation in the form of a base management fee, which is calculated as a percentage (generally ranging from 1-3%) of annual gross revenues, and an incentive management fee, which is typically calculated as a percentage of operating profit, either (i) in excess of projections with a cap, or (ii) after the owner has received a priority return on its investment in the hotel.

The management agreements relating to four of our Consolidated Hotels contain the right and license to operate the hotels under specified brands. No separate franchise agreements exist and no separate franchise fee is required for these hotels. These hotels are managed by subsidiaries of Marriott, under the Ritz-Carlton and Renaissance brands, and Fairmont, under the Fairmont brand.

Franchise Agreements

23 of our Consolidated Hotels operate under franchise or license agreements with national brands that are separate from our management agreements.

Our franchise agreements grant us the right to the use of the brand name, systems and marks with respect to specified hotels and establish various management, operational, record-keeping, accounting, reporting and marketing standards and procedures that the licensed hotel must comply with. In addition, the franchisor establishes requirements for the quality and condition of the hotel and its furniture, fixtures and equipment, and we are obligated to expend such funds as may be required to maintain the hotel in compliance with those requirements. Typically, our franchise agreements provide for a license fee, or royalty, of 3% to 6% of room revenues. In addition, we generally pay 2% to 4% of room revenues as marketing and reservation system contributions for the system-wide benefit of brand hotels.

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

CWI 2015 10-K – 26

Item 3. Legal Proceedings.

At December 31, 2015, we were not involved in any material litigation.

Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

CWI 2015 10-K – 27

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unlisted Shares and Distributions

There is no active public trading market for our shares. At February 29, 2016, there were 33,363 holders of record of our shares of common stock.

We are required to distribute annually at least 90% of our distributable REIT net taxable income to maintain our status as a REIT. Quarterly distributions paid by us for the past two years are as follows:

	Years Ended December 31,
	2015	2014
First quarter	$0.1375	$0.1375
Second quarter	0.1375	0.1375
Third quarter	0.1425	0.1375
Fourth quarter	0.1425	0.1375
	$0.5600	$0.5500

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended December 31, 2015:

2015 Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October	—	—	N/A	N/A
November	—	—	N/A	N/A
December	180,365	$9.81	N/A	N/A
Total	180,365
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

Securities Authorized for Issuance Under Equity Compensation Plans

This information will be contained in our definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

CWI 2015 10-K – 28

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 (in thousands, except per share amounts and statistical data):

	Years Ended December 31,
	2015	2014	2013	2012	2011
Operating Data (a)
Total revenues	$542,103	$348,079	$122,223	$13,036	$—
Acquisition-related expenses	19,868	25,899	26,941	5,549	498
Net loss	(30,640)	(33,720)	(30,399)	(3,842)	(712)
Loss (income) attributable to noncontrolling interests	4,915	988	(1,507)	1,119	—
Net loss attributable to CWI stockholders	(25,725)	(32,732)	(31,906)	(2,723)	(712)

Basic and diluted loss per share:
Net loss attributable to CWI stockholders	(0.20)	(0.38)	(0.66)	(0.15)	(0.06)

Distributions declared per share (b)	0.5600	0.5500	0.5875	0.5500	0.4000
Balance Sheet Data
Total assets	$2,460,346	$2,002,255	$1,083,368	$229,758	$41,775
Net investments in real estate (c)	2,173,203	1,522,474	868,200	186,521	33,466
Non-recourse debt	1,359,422	969,594	563,058	88,762	—
Senior Credit Facility	20,000	—	—	—	—
Due to related parties and affiliates	3,104	2,059	5,225	847	456
Other Information
Net cash provided by (used in) operating activities	$61,269	$33,536	$(1,174)	$(2,558)	$(1,091)
Cash distributions paid	69,481	40,973	14,193	3,110	606
Scheduled payments of mortgage principal (d)	29,689	2,400	811	2,000	—
Supplemental Financial Measures
FFO attributable to CWI stockholders	$47,624	$10,498	$(13,410)	$(1,254)	$(712)
MFFO attributable to CWI stockholders	67,082	39,335	14,170	(286)	277
Consolidated Hotel Operating Statistics (e)
Occupancy	76.3%	75.6%	72.2%	66.1%	N/A
ADR	$204.79	$193.91	$166.72	$144.95	N/A
RevPAR	$156.24	$146.53	$120.44	$95.78	N/A
___________

(a)	We acquired our first Consolidated Hotel in May 2012.

(b)	For the first, second and third quarters of 2013 and the second, third and fourth quarters of 2012, $0.025 of each distribution was payable in shares of our common stock.

(c)	Net investments in real estate consist of Net investments in hotels and Equity investments in real estate.

(d)
Represents scheduled payments of mortgage principal and prepayments of mortgage principal. Prepayments of mortgage principal in connection with refinancings were $25.5 million for the year ended December 31, 2015.

(e)	Represents statistical data for our Consolidated Hotels during our ownership period.

CWI 2015 10-K – 29

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
We raised a total of $1.2 billion through our initial public offering and follow-on offering, exclusive of DRIP. We have invested our offering proceeds in a diversified lodging portfolio, including full-service, select-service and resort hotels. Our results of operations are significantly impacted by seasonality, acquisition-related expenses and by hotel renovations. We often invest in hotels that then undergo significant renovations. Generally, during the renovation period, a portion of total rooms are unavailable and hotel operations are often disrupted, negatively impacting our results of operations.

Significant Developments

Net Asset Value

Our advisor determined our NAV as of December 31, 2015 to be $10.66. Our NAV was calculated by our advisor relying in part on appraisals of the fair market value of our real estate portfolio at December 31, 2015 provided by PKF Consulting USA, LLC and estimates of the fair market value of our mortgage debt at the same date provided by Robert A. Stanger & Co., Inc., each of which is an independent consultant and service provider to the real estate industry. The net amount was then adjusted for estimated disposition fees payable to our advisor and our other net assets and liabilities at the same date. For additional information on our calculation of our NAV at December 31, 2015, please see our Current Report on Form 8-K dated March 15, 2016.

2015 Acquisitions

During the year ended December 31, 2015, we acquired (i) ownership interests in six Consolidated Hotels, with real estate and other hotel assets, net of assumed liabilities and contributions from noncontrolling interests, totaling $493.7 million (Note 4) and (ii) an ownership interest in an Unconsolidated Hotel for $38.3 million (Note 5).

Financings

In connection with our 2015 Acquisitions (Note 4), we obtained new non-recourse mortgage financing totaling $284.8 million, with a weighted-average annual interest rate of 3.9% and term of 5.8 years (Note 9).

In connection with our acquisition of Ritz-Carlton Key Biscayne in May 2015, we assumed a $164.0 million non-recourse mortgage loan with an annual interest rate of 6.09% and a maturity date of June 2017. At the time of acquisition, we recorded a fair market value adjustment that resulted in a premium of $7.5 million, which will be amortized over the remaining term of the loan.

CWI 2015 10-K – 30

During 2015, we also refinanced two non-recourse mortgage loans on our consolidated hotels totaling $25.5 million with new non-recourse mortgage loans totaling $27.0 million, with a weighted-average interest rate of 2.8% and term of three years, and recognized a net gain on extinguishment of debt of $1.8 million. We also drew down $7.0 million on an existing mortgage loan for renovations at the Marriott Boca Raton at Boca Center.

Senior Credit Facility

On December 4, 2015, we, as guarantor, entered into a Credit Agreement with our Operating Partnership as borrower and Wells Fargo Bank, National Association, as administrative agent. The Credit Agreement provides for a $50.0 million senior unsecured revolving credit facility, or the Senior Credit Facility, inclusive of a $5.0 million letter of credit subfacility. The Senior Credit Facility is scheduled to mature on December 4, 2017 and bears interest at London Interbank Offered Rate plus 2.75%. The maturity date may be extended by us for one 12-month period, subject to the satisfaction of certain conditions, and an extension fee of 0.25%. At December 31, 2015, the outstanding balance under the Senior Credit Facility was $20.0 million (Note 9).

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

New Tax Legislation

The Protecting Americans from Tax Hikes Act of 2015, or the PATH Act, was enacted on December 18, 2015. The PATH Act makes significant changes to the Internal Revenue Code, and contains various provisions that affect us, including several pertaining to REIT qualification and taxation, as summarized below:

•	For taxable years beginning after December 31, 2017, the PATH Act reduces the limit for which the value of our assets may consist of stock or securities of one or more TRSs to 20% from 25%.

•
For distributions made in taxable years beginning after December 31, 2014, the preferential dividend rules no longer apply to publicly-offered REITs. A dividend is preferential unless it is distributed pro rata, with no preference to any share of stock compared to other shares of the same class of stock;

•
Effective for taxable years beginning after December 31, 2015, the PATH Act conforms tax deductibility with deductibility for computing “earnings and profits.” A REIT’s current earnings and profits are not reduced by any amount unless the REIT can deduct such amount from its current year’s taxable income.

•
Effective for taxable years beginning after December 31, 2015, the PATH Act expands the safe harbor that allows a REIT to sell property with an aggregate tax basis or fair market value up to 20% of its aggregate tax basis, or fair market value, as compared to 10% previously. REITs may be subject to a prohibited transaction tax if the REIT engages in frequent property sales. A safe-harbor applies if, among other requirements, the tax basis or fair market value of the property sold by the REIT in any given year does not exceed 10% of the aggregate tax basis, or aggregate fair market values of all of the REIT assets as of the beginning of the year.

•
The PATH Act extends the deductibility of “bonus depreciation” until December 31, 2019. The tax deduction for bonus depreciation pertains to all businesses, which are permitted to immediately deduct 50 percent of certain investment costs.

•
Effective for taxable years beginning after December 31, 2015, the PATH Act permanently extends the 15-year straight-line cost recovery period for qualified leasehold improvements, which had previously ended on December 31, 2014. Without the qualification, the tax deductible recovery period for leasehold improvements is up to 39 years; and

•
For tax years beginning after December 31, 2015, the PATH Act expands the treatment of REIT hedges to include income from hedges of previously acquired hedges that a REIT entered into to manage risk associated with liabilities or properties that have been extinguished or disposed of.

CWI 2015 10-K – 31

Financial and Operating Highlights

(Dollars in thousands, except ADR and RevPAR)

	Years Ended December 31,
	2015	2014	2013
Hotel revenues	$542,103	$348,079	$122,223
Acquisition-related expenses	19,868	25,899	26,941
Net loss attributable to CWI stockholders	(25,725)	(32,732)	(31,906)

Cash distributions paid	69,481	40,973	14,193

Net cash provided by (used in) operating activities	61,269	33,536	(1,174)
Net cash used in investing activities	(652,544)	(716,561)	(765,477)
Net cash provided by financing activities	343,576	904,463	845,295

Supplemental financial measures: (a)
FFO attributable to CWI stockholders	47,624	10,498	(13,410)
MFFO attributable to CWI stockholders	67,082	39,335	14,170

Consolidated Hotel Operating Statistics
Occupancy	76.3%	75.6%	72.2%
ADR	$204.79	$193.91	$166.72
RevPAR	156.24	146.53	120.44
___________

(a)
We consider the performance metrics listed above, including FFO and MFFO, which are supplemental measures that are not defined by GAAP, or non-GAAP measures, to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. See Supplemental Financial Measures below for our definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

The comparison of our results period over period is influenced by both the number and size of the hotels consolidated in each of the respective periods. At December 31, 2015, we owned 30 Consolidated Hotels, which reflects six hotels that were acquired during the year ended December 31, 2015 and the sale of our 50% controlling interest in the Marriott Sawgrass Golf Resort & Spa to CWI 2 (Note 4), compared to 25 Consolidated Hotels at December 31, 2014 and 16 Consolidated Hotels at December 31, 2013.

Increases in revenue, net cash provided by operating activities, FFO and MFFO for the year ended December 31, 2015 as compared to 2014 were primarily driven by our 2014 and 2015 Acquisitions.

The decrease in net loss attributable to CWI stockholders for the year ended December 31, 2015 as compared to 2014 was driven primarily by (i) the significant increase in revenue as a result of our 2014 and 2015 Acquisitions, described below, (ii) a decrease in acquisition-related expenses, (iii) other income of $2.4 million recognized in connection with the sale of the 50% controlling interest in the Marriott Sawgrass Golf Resort & Spa to CWI 2 (Note 4) and (iv) the net gain on extinguishment of debt of $1.8 million recognized in connection with the refinancings of two mortgages (Note 9) during 2015.

Current Trends

Lodging Fundamentals

The lodging industry continues to be in a period of expansion that we believe provides growth-oriented opportunities. According to data from Smith Travel Research, the U.S. hotel industry reported year-over-year RevPAR increases for 2014 and 2015 of 8.3% and 6.3%, respectively. There are several factors contributing to these strong operating fundamentals. One of the

CWI 2015 10-K – 32

factors supporting this growth has been the lack of new hotel construction, which is bolstering the demand for existing supply. Supply growth over the last six years has been below the long-term average, and according to PwC Hospitality Directions US January 2016, is forecast to remain below the long-term average in 2016 as well. In 2015, PwC Hospitality Directions US January 2016 noted supply grew at 1.1%, whereas demand grew at 2.9%. Another factor is that the lodging industry continues to benefit from an overall increase in travel. According to the World Tourism Organization, international tourist arrivals reached 1.2 billion in 2015, an increase of 4.4% vs. prior year. The World Tourism Organization indicated 2015 marked the sixth consecutive year of above average growth since the economic crisis in 2009. We remain encouraged by the improvement in lodging fundamentals and believe that we continue to operate in an expansionary phase of the economic cycle. We believe that the combination of economic expansion and improving lodging industry fundamentals has created an environment with opportunities to invest new equity capital at attractive risk adjusted returns.

CWI 2015 10-K – 33

Portfolio Overview

Summarized Acquisition Data

The following table sets forth acquisition data for our Consolidated and Unconsolidated Hotels and therefore excludes subsequent improvements and capitalized costs. Amounts for our initial investment for our Consolidated Hotels represent the fair value of net assets acquired less the fair value of noncontrolling interests, exclusive of acquisition expenses and the fair value of any debt assumed, at time of acquisition. Amounts for our initial investment for our Unconsolidated Hotels represent purchase price plus capitalized costs, inclusive of fees paid to our advisor, at the time of acquisition (dollars in thousands):

Hotels	State	Number of Rooms	% Owned	Our Initial Investment	Acquisition Date	Hotel Type	Renovation Status at December 31, 2015
Consolidated Hotels
2012 Acquisitions
Hampton Inn Boston Braintree	MA	103	100%	$12,500	5/31/2012	Select-service	Completed
Hilton Garden Inn New Orleans French Quarter/CBD	LA	155	88%	16,176	6/8/2012	Select-service	Completed
Lake Arrowhead Resort and Spa	CA	173	97%	24,039	7/9/2012	Resort	Completed
Courtyard San Diego Mission Valley	CA	317	100%	85,000	12/6/2012	Select-service	Completed
2013 Acquisitions
Hampton Inn Atlanta Downtown	GA	119	100%	18,000	2/14/2013	Select-service	Completed
Hampton Inn Frisco Legacy Park	TX	105	100%	16,100	2/14/2013	Select-service	Completed
Hampton Inn Memphis Beale Street	TN	144	100%	30,000	2/14/2013	Select-service	Completed
Hampton Inn Birmingham Colonnade	AL	133	100%	15,500	2/14/2013	Select-service	Completed
Hilton Garden Inn Baton Rouge Airport	LA	131	100%	15,000	2/14/2013	Select-service	Completed
Courtyard Pittsburgh Shadyside	PA	132	100%	29,900	3/12/2013	Select-service	Completed
Hutton Hotel Nashville	TN	247	100%	73,600	5/29/2013	Full-service	None planned
Holiday Inn Manhattan 6th Avenue Chelsea	NY	226	100%	113,000	6/6/2013	Full-service	Completed
Fairmont Sonoma Mission Inn & Spa	CA	226	75%	76,647	7/10/2013	Resort	Completed
Marriott Raleigh City Center	NC	400	100%	82,193	8/13/2013	Full-service	Completed
Hawks Cay Resort (a)	FL	428	100%	131,301	10/23/2013	Resort	In progress
Renaissance Chicago Downtown	IL	560	100%	134,939	12/20/2013	Full-service	In progress
2014 Acquisitions
Hyatt Place Austin Downtown	TX	296	100%	86,673	4/1/2014	Select-service	None planned
Courtyard Times Square West	NY	224	100%	87,443	5/27/2014	Select-service	None planned
Sheraton Austin Hotel at the Capitol	TX	363	80%	90,220	5/28/2014	Full-service	In progress
Marriott Boca Raton at Boca Center	FL	256	100%	61,794	6/12/2014	Full-service	Completed
Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center	CO	302	100%	81,262	6/25/2014	Select-service	None planned
Sanderling Resort (b)	NC	125	100%	37,052	10/28/2014	Resort	Completed/ In progress
Staybridge Suites Savannah Historic District	GA	104	100%	22,922	10/30/2014	Select-service	Planned future
Marriott Kansas City Country Club Plaza	MO	295	100%	56,644	11/18/2014	Full-service	Planned future
2015 Acquisitions
Westin Minneapolis	MN	214	100%	66,176	2/12/2015	Full-service	Planned future
Westin Pasadena	CA	350	100%	141,738	3/19/2015	Full-service	Planned future
Hilton Garden Inn/Homewood Suites Atlanta Midtown	GA	228	100%	58,492	4/29/2015	Select-service	None planned
Ritz-Carlton Key Biscayne (c)	FL	480	47%	68,925	5/29/2015	Resort	Planned future
Ritz-Carlton Fort Lauderdale (d)	FL	198	70%	89,642	6/30/2015	Resort	Completed
Le Méridien Dallas, The Stoneleigh	TX	176	100%	68,714	11/20/2015	Full-service	In progress
		7,210		$1,891,592
Unconsolidated Hotels
Hyatt New Orleans French Quarter	LA	254	80%	$13,000	9/6/2011	Full-service	Completed
Westin Atlanta Perimeter North	GA	372	57%	13,170	10/3/2012	Full-service	Completed
Marriott Sawgrass Golf Resort & Spa (e)	FL	511	50%	33,758	10/3/2014	Resort	In progress
Ritz-Carlton Philadelphia	PA	299	60%	38,327	5/15/2015	Full-service	In progress
		1,436		$98,255
___________

(a)	Includes 251 privately-owned villas that participate in the villa/condo rental program.

CWI 2015 10-K – 34

(b)
The renovations at the Sanderling Resort consist of two phases. The first phase was completed during the second quarter of 2015 and the second phase is currently expected to be completed during the first quarter of 2016 (Note 10).

(c)	CWI 2 owns an interest of approximately 19% in this venture. Also, the number of rooms presented includes 178 condo-hotel units that participate in the villa/condo rental program.

(d)	Includes 32 condo-hotel units that participate in the villa/condo rental program.

(e)	Our initial investment represents our remaining 50% interest in the Marriott Sawgrass Golf Resort & Spa venture after selling our 50% controlling interest to CWI 2 (Note 4).

Results of Operations

We evaluate our results of operations with a primary focus on our ability to generate cash flow necessary to meet our objectives of funding distributions to stockholders and increasing the value of our real estate investments. As a result, our assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flows, and to other non-cash charges, such as depreciation and impairment charges.

In addition, we use other information that may not be financial in nature, including statistical information to evaluate the operating performance of our business, including occupancy rate, ADR and RevPAR. Occupancy rate, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy rate, is an important statistic for monitoring operating performance at our hotels. Our occupancy rate, ADR and RevPAR performance may be impacted by macroeconomic factors such as U.S. economic conditions, regional and local employment growth, personal income and corporate earnings, business relocation decisions, business and leisure travel, new hotel construction and the pricing strategies of competitors.

As illustrated by the acquisition dates listed in the table above in “Portfolio Overview,” our results are not comparable year over year because of our continued investment activity during 2015, 2014 and 2013. Additionally, the comparability of our results year over year are significantly impacted by acquisition-related costs and fees, which are material one-time costs that are expensed as incurred, as well as the timing of renovation activity.

CWI 2015 10-K – 35

The following table presents our comparative results of operations (in thousands):

	Years Ended December 31,
	2015	2014	Change	2014	2013	Change
Hotel Revenues	$542,103	$348,079	$194,024	$348,079	$122,223	$225,856

Hotel Expenses	467,666	295,790	171,876	295,790	101,456	194,334

Other Operating Expenses
Acquisition-related expenses	19,868	25,899	(6,031)	25,899	26,941	(1,042)
Asset management fees to affiliate and other	12,583	7,329	5,254	7,329	2,847	4,482
Corporate general and administrative expenses	11,906	11,845	61	11,845	6,147	5,698
Impairment charge	6,143	—	6,143	—	—	—
	50,500	45,073	5,427	45,073	35,935	9,138

Operating Income (Loss)	23,937	7,216	16,721	7,216	(15,168)	22,384

Other Income and (Expenses)
Interest expense	(54,514)	(36,405)	(18,109)	(36,405)	(14,020)	(22,385)
Equity in earnings (losses) of equity method investments in real estate	2,418	(731)	3,149	(731)	(51)	(680)
Other income	2,446	46	2,400	46	6	40
Net gain on extinguishment of debt (Note 9)	1,840	—	1,840	—	—	—
	(47,810)	(37,090)	(10,720)	(37,090)	(14,065)	(23,025)

Loss from Operations Before Income Taxes	(23,873)	(29,874)	6,001	(29,874)	(29,233)	(641)
Provision for income taxes	(6,767)	(3,846)	(2,921)	(3,846)	(1,166)	(2,680)
Net Loss	(30,640)	(33,720)	3,080	(33,720)	(30,399)	(3,321)
Loss (income) attributable to noncontrolling interests	4,915	988	3,927	988	(1,507)	2,495
Net Loss Attributable to CWI Stockholders	$(25,725)	$(32,732)	$7,007	$(32,732)	$(31,906)	$(826)
MFFO Attributable to CWI Stockholders	$67,082	$39,335	$27,747	$39,335	$14,170	$25,165

CWI 2015 10-K – 36

Our Same Store Hotels are comprised of our 2012 Acquisitions and our Recently Acquired Hotels are comprised of our 2013 Acquisitions, 2014 Acquisitions and 2015 Acquisitions as listed above, excluding the Marriott Sawgrass Golf Resort & Spa, which represents our Property Sold.

The following table sets forth the average occupancy rate, ADR and RevPAR of our Consolidated Hotels for the years ended December 31, 2015, 2014 and 2013. In the year of acquisition, this information represents data from the hotels respective acquisition date through period end.

	Years Ended December 31,
Same Store Hotels	2015	2014	2013
Occupancy Rate	75.4%	75.9%	70.2%
ADR	$158.09	$147.87	$141.72
RevPAR	$119.20	$112.29	$99.45

	Years Ended December 31,
Recently Acquired Hotels	2015	2014	2013
Occupancy Rate	76.5%	76.0%	73.4%
ADR	$211.46	$204.23	$180.47
RevPAR	$161.84	$155.13	$132.52

	Years Ended December 31,
Property Sold (a)	2015	2014	2013
Occupancy Rate	70.4%	61.6%	—%
ADR	$169.32	$148.85	$—
RevPAR	$119.21	$91.70	$—
___________

(a)	We sold a 50% controlling interest in the Marriott Sawgrass Golf Resort & Spa on April 1, 2015.

Hotel Revenues

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, hotel revenues increased by $194.0 million. Same Store Hotel revenue increased by $1.8 million. Revenue from our Recently Acquired Hotels increased by $189.0 million for the year ended December 31, 2015 as compared to 2014. Our 2013 Acquisitions contributed additional revenue of $8.7 million. The increase in revenue from our 2013 Acquisitions was primarily contributed by Hawks Cay Resort and the Marriott Raleigh City Center as a result of the completion of planned renovation projects that were in progress during the prior year period, as well as revenue contributed by Fairmont Sonoma Resort & Spa resulting from an increase in group business occupancy and food and beverage revenue. The revenue was partially offset by a decrease in revenue at the Renaissance Chicago Downtown as a result of renovations during the year ended December 31, 2015. Our 2014 Acquisitions contributed additional revenue of $73.2 million during the year ended December 31, 2015 as compared to 2014, primarily representing the impact of a full period of revenue during 2015 as compared to a partial period in 2014. Our 2015 Acquisitions contributed revenue of $107.1 million during the year ended December 31, 2015. During the years ended December 31, 2015 and 2014, Marriott Sawgrass Golf Resort & Spa contributed revenue of $13.3 million and $10.1 million, respectively. We acquired this hotel on October 3, 2014 and subsequently sold a 50% controlling interest in this hotel to CWI 2 on April 1, 2015.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, hotel revenues increased by $225.9 million. Same Store Hotel revenue increased by $4.7 million. Revenue from our Recently Acquired Hotels increased by $211.1 million for the year ended December 31, 2014 as compared to 2013. Our 2013 Acquisitions contributed additional revenue of $150.0 million during the year ended December 31, 2014 as compared to 2013, primarily representing the impact of a full period of revenue during 2014 as compared to a partial period in 2013. Our 2014 Acquisitions contributed revenue of $61.1 million during the year ended December 31, 2014. The Marriott Sawgrass Golf Resort & Spa contributed revenue of $10.1 million for the year ended December 31, 2014. We acquired this hotel on October 3, 2014; therefore, there was no related prior year revenue for the year ended December 31, 2013.

CWI 2015 10-K – 37

Hotel Expenses

Certain prior period amounts have been reclassified to conform to the current period presentation.  Additionally, on January 1, 2015, we adopted the Uniform System of Accounts for the Lodging Industry, Eleventh Revised Edition, which mandates a prospective reclassification of certain hotel revenue and hotel expense items within the income statement. During the year ended December 31, 2014, we included rent paid to third-party condominium unit owners related to the Hawks Cay Resort totaling $9.2 million in Room expense in our consolidated financial statements. Beginning in 2015, these expenses, which totaled $9.8 million for the year ended December 31, 2015, were included in Property taxes, insurance, rent and other. During the year ended December 31, 2015, rent paid to third-party condominium owners related to the Ritz-Carlton Key Biscayne and Ritz-Carlton Fort Lauderdale, both acquired during the second quarter of 2015, totaled $4.3 million, which was also included in Property taxes, insurance, rent and other.

2015 vs. 2014 —For the year ended December 31, 2015 as compared to 2014, hotel expenses increased by $171.9 million. Same Store Hotel operating expenses increased by $0.5 million. Aggregate hotel operating expenses for our Recently Acquired Hotels increased by $170.4 million for the year ended December 31, 2015 as compared to 2014. Expenses related to our 2013 Acquisitions increased by $14.4 million, consistent with an increase in revenue as discussed above. Expenses related to our 2014 Acquisitions increased by $58.4 million, which primarily represented the impact of a full period of expenses during 2015 as compared to a partial period in 2014. Expenses of $97.6 million were incurred by our 2015 Acquisitions during the year ended December 31, 2015. During the years ended December 31, 2015 and 2014, Marriott Sawgrass Golf Resort and Spa incurred operating expenses of $10.7 million and $9.7 million, respectively. We acquired this hotel on October 3, 2014 and subsequently sold a 50% controlling interest in this hotel to CWI 2 on April 1, 2015.

2014 vs. 2013 — For the years ended December 31, 2014 as compared to 2013, hotel expenses increased by $194.3 million. Same store operating expenses increased by $3.5 million. Aggregate hotel operating expenses for our Recently Acquired Hotels increased by $181.1 million. Expenses from our 2013 Acquisitions increased by $133.1 million in 2014 as compared to 2013, resulting primarily from the hotels incurring a full year of expenses in 2014 as compared to a partial year of expenses in 2013. Expenses of $48.0 million were incurred by our 2014 Acquisitions for the year ended December 31, 2014. The Marriott Sawgrass Golf Resort and Spa incurred expenses of $9.7 million for the year ended December 31, 2014. We acquired this hotel on October 3, 2014; therefore, there were no related prior year expenses for the year ended December 31, 2013.

Acquisition-Related Expenses

We expense acquisition-related costs and fees associated with acquisitions of our Consolidated Hotels that are accounted for as business combinations as incurred.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, acquisition-related expenses decreased by $6.0 million, which reflects a reduction in investment volume for 2015 as compared to 2014.

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

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, asset management fees to affiliate and other expenses increased by $5.3 million, reflecting the impact of our 2014 Acquisitions and 2015 Acquisitions, which increased the asset base from which our advisor earns a fee.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, asset management fees to affiliate and other increased by $4.5 million, reflecting the impact of our 2013 Acquisitions and 2014 Acquisitions, which increased the asset base from which our advisor earns a fee.

CWI 2015 10-K – 38

Impairment Charge

Where the undiscounted cash flows for an asset are less than the asset’s carrying value when considering and evaluating the various alternative courses of action that may occur, we recognize an impairment charge to reduce the carrying value of the asset to its estimated fair value.

2015 — For the year ended December 31, 2015, we recognized an impairment charge of $6.1 million to reduce the carrying value of an asset to its estimated fair value as a result of an other-than-temporary decline in the estimated fair value of the properties residual value (Note 7).

Operating Income

2015 vs. 2014 — For the year ended December 31, 2015, operating income was $23.9 million, as compared to $7.2 million for the year ended December 31, 2014, representing (i) the significant increase in revenue primarily from our 2015 Acquisitions, (ii) the full year impact of our 2014 Acquisitions, (iii) an increase in contributions from hotels that were either not undergoing significant renovations during the period or hotels that completed renovations during the period and (iv) a decrease in acquisition-related expenses year over year. The improvements in operating results were partially offset by increases in asset management fees paid during the year ended December 31, 2015 as compared to the prior year.

2014 vs. 2013 — For the year ended December 31, 2014, operating income was $7.2 million, as compared to operating loss of $15.2 million for the year ended December 31, 2013, representing (i) the impact of the significant increase in revenue on our operating results, primarily from our 2014 Acquisitions, (ii) the full year impact of our 2013 Acquisitions, (iii) an increase in contributions from hotels that were either not undergoing significant renovations during the year or hotels that completed renovations during the year and (iv) a slight decrease in acquisition-related expenses in the current year.

Interest Expense

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, interest expense increased by $18.1 million, primarily as a result of the full year impact of mortgage financing obtained in connection with our 2014 Acquisitions, in addition to the impact of mortgage financing obtained in connection with our 2015 Acquisitions.

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

Equity in Earnings (Losses) of Equity Method Investments in Real Estate

Equity in earnings (losses) of equity method investments in real estate represents earnings (losses) from our equity investments in Unconsolidated Hotels recognized in accordance with each investment agreement and based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period (Note 5). We are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds the estimated fair value and is determined to be other than temporary. No other-than-temporary impairment charges were recognized during the years ended December 31, 2015, 2014 or 2013.

CWI 2015 10-K – 39

The following table sets forth our share of equity in earnings (losses) from our Unconsolidated Hotels, which are based on the hypothetical liquidation at book value model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Years Ended December 31,
	2015	2014	2013
Ritz-Carlton Philadelphia Venture (a)	$1,960	$—	$—
Hyatt French Quarter Venture (b)	660	446	(1,344)
Westin Atlanta Venture (c)	(372)	(1,177)	(1,307)
Marriott Sawgrass Golf Resort & Spa Venture (d)	170	—	—
Long Beach Venture (e)	—	—	2,600
Total equity in earnings (losses) of equity method investments in real estate	$2,418	$(731)	$(51)
___________

(a)	We purchased our 60% interest in this venture on May 15, 2015. The results above represent data from acquisition date through December 31, 2015.

(b)	Our share of equity in earnings from the venture has increased year over year primarily a result of improved operating results at the hotel.

(c)
The decrease in our share of equity in losses from the venture year over year was primarily a result of the impact of the completion of renovations at the hotel in August 2014, which negatively impacted both 2014 and 2013.

(d)
On October 3, 2014, we acquired the Marriott Sawgrass Golf Resort & Spa. On April 1, 2015, we sold a 50% controlling interest to CWI 2 and began accounting for our interest in the hotel as an equity method investment. The results above represent data from April 1, 2015 through December 31, 2015.

(e)	We sold our 49% interest in the Long Beach Venture on July 17, 2013.

Other Income

During the year ended December 31, 2015, we recognized other income of $2.4 million from the sale of 50% of our interest in the Marriott Sawgrass Golf Resort & Spa to CWI 2 for a contractual sales price of $37.2 million, resulting primarily from the reimbursement we received from CWI 2 of 50% of the acquisition costs we incurred on our acquisition of the hotel in October 2014, which were expensed in 2014 (Note 4).

Net Gain on Extinguishment of Debt

During the year ended December 31, 2015, we recognized a net gain on extinguishment of debt of $1.8 million primarily related to the refinancing of the non-recourse mortgage loan on the Lake Arrowhead Resort and Spa during the second quarter of 2015 (Note 9).

CWI 2015 10-K – 40

Loss (Income) Attributable to Noncontrolling Interests

The following table sets forth our loss (income) attributable to noncontrolling interests (in thousands):

	Years Ended December 31,
Venture	2015	2014	2013
Ritz-Carlton Key Biscayne Venture (a)	$9,896	$—	$—
Ritz-Carlton Fort Lauderdale Venture (a)	2,086	—	—
Fairmont Sonoma Mission Inn & Spa Venture (b)	1,119	5,574	(72)
Sheraton Austin Hotel at the Capitol Venture (c)	(944)	(370)	—
Hilton Garden Inn New Orleans French Quarter/ CBD Venture	(120)	(120)	398
Lake Arrowhead Resort and Spa	—	—	115
Operating Partnership - Available Cash Distribution (Note 3)	(7,122)	(4,096)	(1,948)
	$4,915	$988	$(1,507)
___________

(a)
We acquired our 47% interest in the Ritz-Carlton Key Biscayne Venture and our 70% interest in the Ritz-Carlton Fort Lauderdale Venture on May 29, 2015 and June 30, 2015, respectively. The results above represent data from their respective acquisition dates through December 31, 2015.

(b)
The change during the year ended December 31, 2015 as compared to 2014 was primarily a result of a decrease in losses incurred by the venture and a decrease in distributions received from the venture as compared to the prior year period. The change during the year ended December 31, 2014 as compared to 2013 was primarily a result of an increase in distributions received from the venture as compared to the prior year period.

(c)
We acquired our 80% interest in the Sheraton Austin Hotel at the Capitol Venture on May 28, 2014. The results for the year ended December 31, 2014 represent data from its acquisition date through December 31, 2014 and is therefore not comparable to the year ended December 31, 2015.

Net Loss Attributable to CWI Stockholders

2015 vs. 2014 — For the year ended December 31, 2015, the resulting net loss attributable to CWI stockholders decreased by $7.0 million as compared to the prior year period.

2014 vs. 2013 — For the year ended December 31, 2014, the resulting net loss attributable to CWI stockholders increased by $0.8 million as compared to the prior year period.

Modified Funds from Operations

MFFO is a non-GAAP measure we use to evaluate our business. For a definition of MFFO and a reconciliation to net income attributable to CWI stockholders, see Supplemental Financial Measures below.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, MFFO increased by $27.7 million, principally reflecting contributions from our 2014 Acquisitions and our 2015 Acquisitions, as well as the impact of the completion of various renovations.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, MFFO increased by $25.2 million. The improvement in MFFO principally reflects contributions from our 2013 Acquisitions and 2014 Acquisitions.

CWI 2015 10-K – 41

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

Liquidity is affected adversely by unanticipated costs and greater-than-anticipated operating expenses. To the extent that the working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or our Senior Credit Facility. In addition, we may incur indebtedness in connection with the acquisition of any property, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financings or refinancings in additional properties.

Sources and Uses of Cash During the Year

We closed our initial public offering on September 15, 2013 and commenced our follow-on offering on December 20, 2013, which closed on December 31, 2014. We have fully invested the proceeds from both our initial and follow-on offerings. We expect to use the cash flow generated from hotel operations to meet our normal recurring operating expenses, service debt and fund distributions to our shareholders. Our cash flows fluctuate from period to period due to a number of factors, including the financial and operating performance of our hotels, the timing of purchases of hotels, the timing and characterization of distributions from equity method investments in hotels and seasonality in the demand for our hotels. Also, hotels we invest in may undergo renovations, during which they may experience disruptions, possibly resulting in reduced revenue and operating income. Despite these fluctuations, we believe that we will generate sufficient cash from operations and from our equity method investments to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of mortgage loans, unused capacity under our Senior Credit Facility and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

2015

Operating Activities

During the year ended December 31, 2015, net cash provided by operating activities was $61.3 million as compared to $33.5 million for the same period in 2014. The increase in net cash inflow during the year ended December 31, 2015 primarily resulted from net cash flow from hotel operations generated by our 2015 Acquisitions and 2014 Acquisitions, which more than offset acquisition-related expenses and other operating costs.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2015 was $652.5 million, primarily the result of cash outflows for our 2015 Acquisitions totaling $580.0 million (Note 4). We used $38.3 million to purchase our equity interest in the Ritz-Carlton Philadelphia venture, funded $63.6 million of capital expenditures for our Consolidated Hotels and placed funds into and released funds from lender-held escrow accounts totaling $106.9 million and $101.5 million, respectively, for renovations, property taxes and insurance. We also placed and released deposits for hotel investments totaling $7.8 million and $8.6 million, respectively. These net cash outflows were partially offset by proceeds received from the sale of the 50% controlling interest in the Marriott Sawgrass Golf Resort & Spa to CWI 2 of $29.0 million.

CWI 2015 10-K – 42

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2015 was $343.6 million, primarily as a result of mortgage financing obtained in connection with our 2015 Acquisitions and proceeds received from refinancings of mortgages aggregating $318.8 million (Note 9), contributions from noncontrolling interests of $86.4 million, proceeds from the issuance of shares, net of offering costs, totaling $42.6 million, primarily from distributions that were reinvested in shares of our common stock by stockholders through our DRIP during the year ended December 31, 2015, and gross borrowings under our Senior Credit Facility of $20.0 million.

These inflows were partially offset by cash distributions paid to stockholders of $69.5 million, repayments and prepayments of mortgage financing totaling $29.7 million, distributions to noncontrolling interests totaling $10.1 million and deferred financing costs of $4.8 million.

2014

Operating Activities — During 2014, net cash provided by operating activities was $33.5 million as compared to net cash used in operating activities of $1.2 million for 2013. Net cash inflow during 2014 primarily resulted from net cash flow from hotel operations due to our investment activity during 2014 and 2013, which more than offset acquisition-related expenses and other operating costs. Net cash inflow during 2014 was positively impacted by both the number and size of our 2013 and 2014 Acquisitions. Net cash outflow during 2013 primarily resulted from acquisition-related expenses we incurred and the impact of renovation-related disruptions on hotel operating results during the period.

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

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. For the year ended December 31, 2015, we paid distributions to stockholders of $69.5 million, which were comprised of cash distributions of $26.4 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $43.1 million. From inception through December 31, 2015, we declared distributions, excluding distributions paid in shares of our common stock, to stockholders totaling $147.3 million, which were comprised of cash distributions of $57.4 million and $89.9 million of distributions that were reinvested by stockholders in shares of our common stock pursuant to our DRIP.

We believe that FFO, a non-GAAP measure, is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our public offerings and there can be no assurance that our FFO or cash flow from operations will be sufficient to cover our future distributions. FFO and cash flow from operations are first applied to current period distributions, then to any deficit from prior period cumulative negative FFO and prior period cumulative negative cash flow, respectively, and finally to future period distributions. Our distribution coverage using FFO was approximately 63% and 42% of total distributions for the year ended December 31, 2015 and on a cumulative basis through that date, respectively, with the balance funded with proceeds from our offerings.  Our distribution coverage using cash flow from operations was approximately 83% and 64% of total distributions for the year ended

CWI 2015 10-K – 43

December 31, 2015 and on a cumulative basis through that date, respectively, with the balance funded with proceeds from our offerings.  As we have fully invested the proceeds of our offerings, we expect that in the future, if distributions cannot be fully sourced from cash flow from operations, they may be sourced from the proceeds of financings or the sales of assets.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. We limit the redemptions so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, do not exceed 5% of our total shares outstanding as of the last day of the immediately preceding quarter. In addition, our ability to effect redemptions will be subject to our having available cash to do so. During the year ended December 31, 2015, we redeemed 760,299 shares of our common stock pursuant to our redemption plan, at an average price per share of $9.82, including 119,320 shares that were requested to be redeemed in the fourth quarter of 2014 that were deferred by our board of directors to January 2015 in order to correspond with the announcement of our NAV, which serves as the basis for the redemption price under the program. We fulfilled 182 redemption requests during the year ended December 31, 2015, comprised of 161 requests during the year ended December 31, 2015 and 21 requests during the year ended December 31, 2014. We received one request during fourth quarter of 2015 that was not fulfilled until January 2016. We have fulfilled 100% of the valid redemption requests that we received in 2015. We funded all share redemptions during the year ended December 31, 2015 from the proceeds of the sale of shares of our common stock pursuant to our DRIP.

Summary of Financing

The table below summarizes our non-recourse debt (dollars in thousands):

	December 31,
	2015	2014
Carrying Value
Fixed rate	$962,082	$642,974
Variable rate:
Senior Credit Facility	20,000	—
Non-recourse debt:
Amount subject to interest rate cap, if applicable	204,800	122,700
Amount subject to interest rate swap	192,540	203,920
	417,340	326,620
	$1,379,422	$969,594
Percent of Total Debt
Fixed rate	70%	66%
Variable rate	30%	34%
	100%	100%
Weighted-Average Interest Rate at End of Year
Fixed rate	4.6%	4.5%
Variable rate (a)	4.2%	4.6%
___________

(a)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and would be triggered under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If the provisions were triggered, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. At December 31, 2015, the minimum debt service coverage ratio for the Renaissance Chicago Downtown was not met, therefore, a cash management agreement was enacted that permits the lender to sweep the hotel’s excess cash flow. During the year ended December 31, 2015, the hotel experienced significant renovation-related disruption, which negatively impacted the operating

CWI 2015 10-K – 44

results of the hotel but we expect to meet the minimum debt service coverage ratio once the renovation disruption is no longer impacting the results for the ratio.

Cash Resources

At December 31, 2015, our cash resources consisted of cash totaling $83.1 million, of which $36.7 million was designated as hotel operating cash. We also had unused capacity of $30.0 million under our Senior Credit Facility. Our cash resources may be used to fund future investments and can be used for working capital needs, debt service and other commitments, such as the renovation commitments noted below.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include payments to acquire new investments, paying distributions to our stockholders, fulfilling our renovation commitments (Note 10), funding lease commitments, making scheduled mortgage loan principal payments, paydowns of the Senior Credit Facility, as well as other normal recurring operating expenses.

We expect to fund future investments, lease commitments and scheduled debt maturities on our mortgage loans through cash on hand, cash generated from operations, unused amounts on our Senior Credit Facility, mortgage financing or, for renovations, amounts held in escrow accounts.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations (primarily our capital commitments and lease obligations) at December 31, 2015 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — Principal (a)	$1,354,051	$85,861	$520,958	$236,162	$511,070
Senior Credit Facility — Principal (b)	20,000	—	20,000	—	—
Interest on borrowings (c)	235,862	61,843	90,043	54,841	29,135
Operating and other lease commitments (d)	672,915	3,511	7,237	7,534	654,633
Contractual capital commitments (e)	60,029	47,329	12,700	—	—
Asset retirement obligation, net (f)	502	—	—	—	502
	$2,343,359	$198,544	$650,938	$298,537	$1,195,340
___________

(a)	Excludes the unamortized fair market value adjustment of $5.4 million resulting from the assumption of debt in connection with the acquisition of the Ritz-Carlton Key Biscayne.

(b)	Our Senior Credit Facility is scheduled to mature on December 4, 2017, unless otherwise extended pursuant to its terms.

(c)	For variable-rate debt, interest on borrowings is calculated using the swapped or capped interest rate, when in effect.

(d)
Operating and other lease commitments consist of rent obligations under ground leases and our share of future rents payable pursuant to the advisory agreement for the purpose of leasing office space used for the administration of real estate entities. At December 31, 2015, this balance primarily related to our commitments on ground leases for two hotels, which expire in 2087 and 2099 and have rent obligations consistently increasing throughout their respective terms; therefore, the most significant commitments occur near the conclusion of the leases.

(e)	Capital commitments represent our remaining contractual renovation commitments at our Consolidated Hotels.

(f)	Represents the estimated future obligation for the removal of asbestos and environmental waste in connection with one of our hotels upon the retirement or sale of the asset.

CWI 2015 10-K – 45

Critical Accounting Estimates

Our significant accounting policies are described in Note 2. Many of these accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. Those accounting policies that require significant estimation and/or judgment are described under Critical Accounting Policies and Estimates in Note 2. The recent accounting change that may potentially impact our business is described under Recent Accounting Change in Note 2.

Supplemental Financial Measures

In the real estate industry, analysts and investors employ certain non-GAAP supplemental financial measures in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we use FFO and MFFO, which are supplemental non-GAAP measures defined by our management. We believe that these measures are useful to investors to consider because they may assist them to better understand and measure the performance of our business over time and against similar companies. A description of FFO and MFFO, and reconciliations of FFO and MFFO to the most directly comparable GAAP measures, are provided below.

FFO and MFFO

Due to certain unique operating characteristics of real estate companies, as discussed below, NAREIT, an industry trade group, has promulgated a non-GAAP measure known as FFO, which we believe to be an appropriate supplemental measure, when used in addition to and in conjunction with results presented in accordance with GAAP, to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental non-GAAP measure. FFO is not equivalent to nor a substitute for net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, impairment charges on real estate, and depreciation and amortization from real estate assets; and after adjustments for unconsolidated partnerships and jointly-owned investments. Adjustments for unconsolidated partnerships and jointly-owned investments are calculated to reflect FFO. NAREIT’s definition of FFO does not distinguish between the conventional method of equity accounting and the hypothetical liquidation at book value method of accounting for unconsolidated partnerships and jointly-owned investments.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization, as well as impairment charges of real estate-related assets, provides a more complete understanding of our performance to investors and to management; and when compared year over year, reflects the impact on our operations from trends in occupancy rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions, which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist. For real estate assets held for investment and related intangible assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the estimated future net undiscounted cash flow that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. It should be noted, however, the property’s asset group’s estimated fair value is primarily determined using market information from outside sources such as broker quotes or recent comparable sales. In cases where the available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk

CWI 2015 10-K – 46

associated with each asset to determine an estimated fair value. While impairment charges are excluded from the calculation of FFO described above due to the fact that impairments are based on estimated future undiscounted cash flows, it could be difficult to recover any impairment charges. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating the operating performance of the company. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, such as acquisition fees that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly-registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. We intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets or another similar transaction) not later than six years following the conclusion of our initial public offering, which occurred on September 15, 2013. Thus, we intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, an industry trade group, has standardized a measure known as MFFO, which the Investment Program Association has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental non-GAAP measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance now that our offering has been completed and once essentially all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance, with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

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

CWI 2015 10-K – 47

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

Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs, which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that MFFO and the adjustments used to calculate it allow us to present our performance in a manner that takes into account certain characteristics unique to non-listed REITs, such as their limited life, defined acquisition period and targeted exit strategy, and is therefore a useful measure for investors. For example, acquisition costs are generally funded from the proceeds of our offering and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

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

CWI 2015 10-K – 48

FFO and MFFO were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net loss attributable to CWI stockholders	$(25,725)	$(32,732)	$(31,906)
Adjustments:
Depreciation and amortization of real property	69,625	46,581	17,124
Impairment charge	6,143	—	—
Proportionate share of adjustments for partially-owned entities — FFO adjustments	(2,419)	(3,351)	3,174
Gain on sale of equity investment in real estate (Note 5)	—	—	(1,802)
Total adjustments	73,349	43,230	18,496
FFO attributable to CWI stockholders — as defined by NAREIT	47,624	10,498	(13,410)
Acquisition expenses (a)	19,868	25,899	26,941
Reimbursement of acquisition expenses	(2,363)	—	—
Net gain on extinguishment of debt	(1,840)	—	—
Proportionate share of adjustments for partially-owned entities — MFFO adjustments	324	(1,344)	428
Straight-line and other rent adjustments	5,555	4,195	121
Fair market value adjustments	(2,086)	87	90
Total adjustments	19,458	28,837	27,580
MFFO attributable to CWI stockholders	$67,082	$39,335	$14,170
___________

(a)
In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses, and other costs related to the property.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

At December 31, 2015, we were exposed to concentrations within the brands under which we operate our hotels and within the geographic areas in which we have invested. We currently only operate in the U.S. market. For the year ended December 31, 2015, we generated more than 10% of our revenue from the Hawks Cay Resort (10.8%); we generated more than 10% of our revenue from hotels in each of the following states: Florida (27.0%) and California (17.6%); and we generated more than 10% of our revenue from hotels included in the following brands: Marriott (42.3%, including Courtyard by Marriott, Marriott, Marriott Autograph Collection, Ritz-Carlton and Renaissance), Independent (17.8%, including Hawks Cay Resort, Hutton Hotel Nashville and Sanderling Resort), Starwood (12.5%, including Westin and Sheraton) and Hilton (11.9%, including Hampton Inn, Hilton Garden Inn and Homewood Suites).

CWI 2015 10-K – 49

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we have historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse mortgage loans, and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of a loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments that, where applicable, are designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements.

At December 31, 2015, we estimated that the total fair value of our interest rate caps and swaps, which are included in Other assets and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $0.5 million (Note 8).

At December 31, 2015, all of our long-term debt bore interest at fixed rates, was swapped to a fixed rate or was subject to an interest rate cap. The annual interest rates on our fixed-rate debt at December 31, 2015 ranged from 3.6% to 6.1%. The contractual annual interest rates on our variable-rate debt at December 31, 2015 ranged from 2.5% to 7.5%. Our debt obligations are more fully described under Liquidity and Capital Resources in Item 2 above. The following table presents principal cash outflows for our Consolidated Hotels based upon expected maturity dates of our debt obligations outstanding at December 31, 2015 (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Fixed-rate debt	$4,164	$171,702	$117,431	$100,511	$51,833	$511,070	$956,711	$964,618
Variable-rate debt	$81,697	$110,995	$140,830	$39,810	$44,008	$—	$417,340	$398,928

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates, has effectively been converted to a fixed rate through the use of interest rate swaps or that has been subject to an interest rate cap is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at December 31, 2015 by an aggregate increase of $45.5 million or an aggregate decrease of $47.0 million, respectively.

CWI 2015 10-K – 50

Item 8. Financial Statements and Supplementary Data.

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

CWI 2015 10-K – 51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Carey Watermark Investors Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Carey Watermark Investors Incorporated and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 15, 2016

CWI 2015 10-K – 52

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2015	2014
Assets
Investments in real estate:
Hotels, at cost	$2,208,941	$1,569,200
Accumulated depreciation	(115,639)	(59,903)
Net investments in hotels	2,093,302	1,509,297
Equity investments in real estate	79,901	13,177
Cash	83,112	330,811
Intangible assets, net	81,877	41,869
Accounts receivable	19,790	14,583
Restricted cash	63,727	61,624
Other assets	38,637	30,894
Total assets	$2,460,346	$2,002,255
Liabilities and Equity
Liabilities:
Non-recourse debt	$1,359,422	$969,594
Senior Credit Facility	20,000	—
Accounts payable, accrued expenses and other liabilities	103,464	68,798
Due to related parties and affiliates	3,104	2,059
Distributions payable	18,909	14,859
Total liabilities	1,504,899	1,055,310
Commitments and contingencies (Note 10)
Equity:
CWI stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized; 132,686,254 and 129,083,977 shares, respectively, issued and outstanding	134	129
Additional paid-in capital	1,112,640	1,075,768
Distributions and accumulated losses	(241,379)	(142,123)
Accumulated other comprehensive loss	(885)	(517)
Total CWI stockholders’ equity	870,510	933,257
Noncontrolling interests	84,937	13,688
Total equity	955,447	946,945
Total liabilities and equity	$2,460,346	$2,002,255

See Notes to Consolidated Financial Statements.

CWI 2015 10-K – 53

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2015	2014	2013
Revenues
Hotel Revenues
Rooms	$379,150	$248,987	$89,394
Food and beverage	118,817	68,095	22,390
Other operating revenue	44,136	30,997	10,439
Total Hotel Revenues	542,103	348,079	122,223
Operating Expenses
Hotel Expenses
Rooms	82,822	64,483	22,064
Food and beverage	86,694	50,666	16,611
Other hotel operating expenses	24,818	17,167	6,025
Sales and marketing	54,012	32,431	11,523
General and administrative	47,298	27,951	10,523
Property taxes, insurance, rent and other	54,600	24,920	6,299
Repairs and maintenance	19,335	13,121	4,677
Utilities	14,875	10,524	4,114
Management fees	13,682	8,169	2,435
Depreciation and amortization	69,530	46,358	17,185
Total Hotel Expenses	467,666	295,790	101,456

Other Operating Expenses
Acquisition-related expenses	19,868	25,899	26,941
Asset management fees to affiliate and other expenses	12,583	7,329	2,847
Corporate general and administrative expenses	11,906	11,845	6,147
Impairment charge	6,143	—	—
Total Other Operating Expenses	50,500	45,073	35,935
Operating Income (Loss)	23,937	7,216	(15,168)
Other Income and (Expenses)
Interest expense	(54,514)	(36,405)	(14,020)
Equity in earnings (losses) of equity method investments in real estate	2,418	(731)	(51)
Net gain on extinguishment of debt (Note 9)	1,840	—	—
Other income	2,446	46	6
	(47,810)	(37,090)	(14,065)
Loss from Operations Before Income Taxes	(23,873)	(29,874)	(29,233)
Provision for income taxes	(6,767)	(3,846)	(1,166)
Net Loss	(30,640)	(33,720)	(30,399)
Loss (income) attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $7,122, $4,096 and $1,948, respectively)	4,915	988	(1,507)
Net Loss Attributable to CWI Stockholders	$(25,725)	$(32,732)	$(31,906)
Basic and Diluted Loss Per Share	$(0.20)	$(0.38)	$(0.66)
Basic and Diluted Weighted-Average Shares Outstanding	131,296,033	85,124,745	48,331,537

See Notes to Consolidated Financial Statements.

CWI 2015 10-K – 54

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Net Loss	$(30,640)	$(33,720)	$(30,399)
Other Comprehensive (Loss) Income
Other comprehensive loss before reclassifications — unrealized loss on derivative instruments	(2,570)	(2,974)	(1,088)
Amounts reclassified from accumulated other comprehensive loss to Interest expense — derivative instruments	1,600	1,662	941
Amounts reclassified from accumulated other comprehensive loss to Equity in earnings of equity method investments in real estate — derivative instruments	525	539	182
Comprehensive Loss	(31,085)	(34,493)	(30,364)

Amounts Attributable to Noncontrolling Interests
Net loss (income)	4,915	988	(1,507)
Change in unrealized loss on derivative instruments	77	392	128
Comprehensive loss (income) attributable to noncontrolling interests	4,992	1,380	(1,379)
Comprehensive Loss Attributable to CWI Stockholders	$(26,093)	$(33,113)	$(31,743)

See Notes to Consolidated Financial Statements.

CWI 2015 10-K – 55

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2015, 2014 and 2013
(in thousands, except share and per share amounts)

	CWI Stockholders
	Shares	Common Stock	Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive (Loss) Income	Total CWI Stockholders	Noncontrolling Interests	Total
Balance at January 1, 2015	129,083,977	$129	$1,075,768	$(142,123)	$(517)	$933,257	$13,688	$946,945
Net loss				(25,725)		(25,725)	(4,915)	(30,640)
Shares issued, net of offering costs	4,231,022	5	42,931			42,936		42,936
Shares issued to affiliates	96,471		992			992		992
Contributions from noncontrolling interests						—	86,362	86,362
Distributions to noncontrolling interests						—	(10,121)	(10,121)
Shares issued under share incentive plans	17,607		237			237		237
Stock-based compensation to directors	17,476		180			180		180
Distributions declared ($0.5600 per share)				(73,531)		(73,531)		(73,531)
Other comprehensive loss:
Change in net unrealized loss on derivative instruments					(368)	(368)	(77)	(445)
Repurchase of shares	(760,299)		(7,468)			(7,468)		(7,468)
Balance at December 31, 2015	132,686,254	$134	$1,112,640	$(241,379)	$(885)	$870,510	$84,937	$955,447

Balance at January 1, 2014	67,703,835	$68	$524,475	$(62,868)	$(136)	$461,539	$12,746	$474,285
Net loss				(32,732)		(32,732)	(988)	(33,720)
Shares issued, net of offering costs	60,568,314	61	542,957			543,018		543,018
Shares issued to affiliates	1,040,137		10,400			10,400		10,400
Contributions from noncontrolling interests						—	7,886	7,886
Distributions to noncontrolling interests						—	(5,564)	(5,564)
Shares issued under share incentive plans	10,202		231			231		231
Stock-based compensation to directors	18,000		180			180		180
Distributions declared ($0.5500 per share)				(46,523)		(46,523)		(46,523)
Other comprehensive income:
Change in net unrealized loss on derivative instruments					(381)	(381)	(392)	(773)
Repurchase of shares	(256,511)		(2,475)			(2,475)		(2,475)
Balance at December 31, 2014	129,083,977	$129	$1,075,768	$(142,123)	$(517)	$933,257	$13,688	$946,945

(Continued)

CWI 2015 10-K – 56

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
Years Ended December 31, 2015, 2014 and 2013
(in thousands, except share and per share amounts)

	CWI Stockholders
	Shares	Common Stock	Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive (Loss) Income	Total CWI Stockholders	Noncontrolling Interests	Total
Balance at January 1, 2013	16,299,940	$16	$142,314	$(9,166)	$(299)	$132,865	$517	$133,382
Net loss				(31,906)		(31,906)	1,507	(30,399)
Shares issued, net of offering costs	42,696,113	43	379,678			379,721		379,721
Shares issued to affiliates	251,071	1	2,510			2,511		2,511
Contributions from noncontrolling interests						—	12,917	12,917
Distributions to noncontrolling interests						—	(2,067)	(2,067)
Shares issued under share incentive plans	9,841		127			127		127
Stock-based compensation to directors	4,000		40			40		40
Stock dividends issued ($0.2125 per share) (a) (b)	8,463,537	8				8		8
Distributions declared ($0.5875 per share)				(21,796)		(21,796)		(21,796)
Other comprehensive income:
Change in net unrealized gain on derivative instruments					163	163	(128)	35
Repurchase of shares	(20,667)		(194)			(194)		(194)
Balance at December 31, 2013	67,703,835	$68	$524,475	$(62,868)	$(136)	$461,539	$12,746	$474,285
___________

(a)	Inclusive of 34,270 shares related to the stock distribution declared in the fourth quarter of 2012 and reflected as issued in the first quarter of 2013.

(b)	Inclusive of a special stock dividend equivalent to $0.1375 per share issued during the fourth quarter of 2013.

See Notes to Consolidated Financial Statements.

CWI 2015 10-K – 57

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash Flows — Operating Activities
Net loss	$(30,640)	$(33,720)	$(30,399)
Adjustments to net loss:
Depreciation and amortization	69,530	46,358	17,185
Impairment charge	6,143	—	—
Straight-line rent adjustments	5,384	4,210	78
Net gain on extinguishment of debt (Note 9)	(1,982)	—	—
Equity in losses of equity method investments in real estate in excess of distributions received	374	1,170	873
Amortization of deferred financing costs, fair market value of debt, ground lease intangible and other	568	1,775	915
Amortization of stock-based compensation expense	507	411	167
Asset management fees and reimbursable costs to affiliates settled in shares	—	10,957	2,847
Net changes in other operating assets and liabilities	6,042	3,246	2,341
Receipt of key money and other deferred incentive payments	2,850	3,098	—
Increase (decrease) in due to related parties and affiliates	2,493	(3,969)	4,819
Net Cash Provided by (Used in) Operating Activities	61,269	33,536	(1,174)

Cash Flows — Investing Activities
Acquisitions of hotels	(580,047)	(660,020)	(748,983)
Funds placed in escrow	(106,863)	(82,324)	(61,556)
Funds released from escrow	101,540	62,856	25,083
Capital expenditures	(63,600)	(31,013)	(11,873)
Purchase of equity interest	(38,327)	—	—
Proceeds from sale of investment (Note 4)	28,995	—	—
Deposits released for hotel investments	8,600	15,149	13,503
Deposits for hotel investments	(7,818)	(21,649)	(10,623)
Distributions received from equity investments in excess of equity income	5,181	440	29,237
Capital contributions to equity investments in real estate	(205)	—	(265)
Net Cash Used in Investing Activities	(652,544)	(716,561)	(765,477)

Cash Flows — Financing Activities
Proceeds from mortgage financing	318,800	408,846	475,017
Contributions from noncontrolling interests	86,362	7,886	12,917
Distributions paid	(69,481)	(40,973)	(14,193)
Proceeds from issuance of shares, net of offering costs	42,610	543,335	379,975
Scheduled payments and prepayments of mortgage principal	(29,689)	(2,400)	(811)
Proceeds from note payable to affiliate	25,000	11,000	—
Repayment of note payable to affiliate	(25,000)	(11,000)	—
Proceeds from Senior Credit Facility	20,000	—	—
Distributions to noncontrolling interests	(10,121)	(5,564)	(2,067)
Repurchase of shares	(7,468)	(2,475)	(194)
Deferred financing costs	(4,837)	(3,722)	(5,297)
Deposits for mortgage financing	(4,224)	(1,867)	(576)
Deposits released for mortgage financing	2,014	1,867	576
Purchase of interest rate caps	(300)	(414)	—
Withholding on restricted stock units	(90)	(56)	(52)
Net Cash Provided by Financing Activities	343,576	904,463	845,295

Change in Cash During the Year
Net (decrease) increase in cash	(247,699)	221,438	78,644
Cash, beginning of year	330,811	109,373	30,729
Cash, end of year	$83,112	$330,811	$109,373

CWI 2015 10-K – 58

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

Supplemental Cash Flow Information (in thousands):

	Years Ended December 31,
	2015	2014	2013
Interest paid, net of amounts capitalized	$53,067	$32,335	$11,973
Income taxes paid	$8,522	$4,530	$2,069

See Notes to Consolidated Financial Statements.

CWI 2015 10-K – 59

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

We are managed by Carey Lodging Advisors, LLC, or our advisor, an indirect subsidiary of WPC. Our advisor manages our overall portfolio, including providing oversight and strategic guidance to the independent hotel operators that manage our hotels. The subadvisor, CWA, LLC, a subsidiary of Watermark Capital Partners, provides services to our advisor primarily relating to acquiring, managing, financing and disposing of our hotels and overseeing the independent operators that manage the day-to-day operations of our hotels. In addition, the subadvisor provides us with the services of Michael G. Medzigian, our chief executive officer, subject to the approval of our independent directors.

We held ownership interests in 34 hotels at December 31, 2015. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 — Properties for a complete listing of the hotels that we consolidate, or our Consolidated Hotels, and the hotels that we record as equity investments, or our Unconsolidated Hotels, at December 31, 2015.

Public Offerings

We raised $575.8 million through our initial public offering, which ran from September 15, 2010 through September 15, 2013 and $577.4 million through our follow-on offering, which ran from December 20, 2013 through December 31, 2014. From inception through December 31, 2015, we also received $78.3 million through our distribution reinvestment plan, or DRIP. We have fully invested the proceeds from both our initial public offering and follow-on offering. We intend to invest the proceeds from DRIP in lodging and lodging-related properties.

Note 2. Summary of Significant Accounting Policies and Estimates

Critical Accounting Policies and Estimates

Accounting for Acquisitions

In accordance with the guidance for business combinations, we determine whether a transaction or other event is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method. We capitalize acquisition-related costs and fees associated with asset acquisitions. We immediately expense acquisition-related costs and fees associated with business combinations. We record our investments in hotel properties based on the fair value of the identifiable assets acquired, identifiable intangible assets or liabilities acquired, liabilities assumed and any noncontrolling interest in the acquired entity, and if applicable, recognizing and measuring any goodwill or gain from a bargain purchase at the acquisition date.

Purchase Price Allocation — Assets are recorded at fair value and allocated to land, buildings, improvements, furniture, fixtures and equipment, and intangibles assets or liabilities, as applicable, using appraisals and valuations performed by management and independent third parties. Fair values are based on the exit price (i.e. the price that would be received in an orderly transaction to sell an asset or transfer a liability between market participants at the measurement date). We evaluate several factors, including market data for similar assets or similar in-place lease contractual agreements for intangible assets, expected cash flows discounted at risk adjusted rates and replacement cost for the assets to determine an appropriate exit cost when evaluating the fair value of our assets. See further discussion below for evaluation performed by asset or liability.

CWI 2015 10-K – 60

Notes to Consolidated Financial Statements

Purchase Price Allocation of Land — Value is ascribed to land based upon comparable valuations from similar land sales in the property’s market, or similar markets. An index of value is computed, per square foot, after assessing the characteristics of the property relative to these comparables. In instances where there is a lack of comparable sales, we utilize a “ground rent capitalization approach” whereby the ground rent is capitalized at a market rate to determine the land value. In assessing comparable sales or estimating ground rent, we consider property rights, financing, conditions of sale, market conditions, location factors, zoning and size.

Purchase Price Allocation of Building — The “as vacant” value of the subject building is determined based upon the following cost approach: first, a new replacement cost, including soft costs, is determined for the building, based upon information provided in the property appraisal, construction budgets of similar new and proposed projects, and costing index information from third-party information resources. Second, an amount is deducted from the replacement cost representing physical depreciation, based upon information provided in the appraisal.

Purchase Price Allocation of Site Improvements —The value of site improvements is estimated based upon information in the appraisal, industry guides and general estimates. Third-party published unit cost and current and local cost multiplier information is used to determine the replacement cost of the site improvements. The replacement cost is then adjusted to reflect estimated physical depreciation and soft costs to determine the fair value of the improvements.

Both building and site improvements are assessed at acquisition to determine if any external obsolescence exists. If the stabilized net operating income, (as indicated in the appraisal), is not sufficient to justify a reproduction of the property in its current condition, external obsolescence is estimated based upon the net operating income shortfall, capitalized at a market rate for a like investment, and is allocated ratably between building and site improvements.

Purchase Price Allocation of Furniture, Fixtures and Equipment — Replacement cost of furniture, fixtures and equipment is based upon information contained in the appraisal and industry standards and guidelines. Soft costs and depreciation are also estimated, in a manner similar to that described above, to determine a replacement cost for these assets.

Purchase Price Allocation of Intangible Assets and Liabilities — Value is ascribed based on (i) income, or avoidance of expense, (ii) favorable lease arrangements relative to current market rates and (iii) net operating income from villa and condo rental management programs that is derived from not having to replace these contracts in the marketplace.

Purchase Price Allocation of Debt — We record debt assumed in business combinations at fair value. We determined the estimated fair value using a discounted cash flow model with rates that take into account the current market interest rate risk. Such resulting premium or discount is amortized over the remaining term of the obligation. We also consider the value of the underlying collateral taking into account the quality of the collateral, the time until maturity and the current interest rate.

Impairments

We periodically assess whether there are any indicators that the value of our long-lived real estate and related intangible assets may be impaired or that their carrying value may not be recoverable. We may incur impairment charges on real estate, related intangible assets and equity investments. Estimates and judgments used when evaluating whether these assets are impaired are presented below.

CWI 2015 10-K – 61

Notes to Consolidated Financial Statements

Real Estate — For real estate assets held for investment and related intangible assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the estimated future net undiscounted cash flow that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. The undiscounted cash flow analysis requires us to make our best estimate of, among other things, net operating income, residual values and holding periods. Our investment objective is to hold properties on a long-term basis. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets and associated intangible assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining our estimate of future cash flows and, if warranted, we apply a probability-weighted method to the different possible scenarios. If the future net undiscounted cash flow of the property’s asset group is less than the carrying value, the carrying value of the property’s asset group is considered not recoverable. We then measure the loss as the excess of the carrying value of the property’s asset group over its estimated fair value. The property’s asset group’s estimated fair value is primarily determined using market information from outside sources such as broker quotes or recent comparable sales. In cases where the available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each asset to determine an estimated fair value.

Equity Investments in Real Estate — We evaluate our equity investments in real estate on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and whether or not that impairment is other-than-temporary. To the extent an impairment has occurred and is determined to be other-than-temporary, we measure the charge as the excess of the carrying value of our investment over its estimated fair value. For our equity investments in hotels, we calculate our share of the estimated fair value of the underlying hotel, which is determined using the discounted cash flows model that includes annual net operating income for a ten year hold period, plus a hypothetical sales price at the end of the holding period. The annual net operating income is determined using the hotel’s projected budgets that take into account projected market factors. The hypothetical sales value of each property is based on the value of the property at the end of the holding period by calculating projected net operating income and applying a selected capitalization rate and deducting estimated costs of sale. The fair value of the underlying investment’s other financial assets and liabilities have fair values that approximate their carrying values.

Other Accounting Policies

Basis of Consolidation — Our consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries. The portions of equity in consolidated subsidiaries that are not attributable, directly or indirectly, to us are presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a variable interest entity, or VIE, and, if so, whether we should be deemed to be the primary beneficiary and are therefore required to consolidate the entity. We apply accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain decision making rights within a loan or joint venture agreement can cause us to consider an entity a VIE. Significant judgment is required to determine whether a VIE should be consolidated. We review the arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of a VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) has the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE.

For an entity that is not considered to be a VIE but rather a voting interest entity, the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. We evaluate the partnership agreements or other relevant contracts to determine whether there are provisions in the agreements that would overcome this presumption. If the agreements provide the limited partners with either (i) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partners without cause or (ii) substantive participating rights, the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, and therefore, the general partner must account for its investment in the limited partnership using the equity method of accounting.

CWI 2015 10-K – 62

Notes to Consolidated Financial Statements

We performed an analysis of all of our subsidiary entities to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of our assessment, we have concluded that none of our subsidiaries qualified as a VIE.

Reclassifications — Certain prior period amounts have been reclassified to conform to the current period presentation.  Additionally, on January 1, 2015, we adopted the Uniform System of Accounts for the Lodging Industry, Eleventh Revised Edition, which mandates a prospective reclassification of certain hotel revenue and hotel expense items within the income statement. During the year ended December 31, 2014, we included rent paid to third-party owners of condominium units at the Hawks Cay Resort totaling $9.2 million in Room expense in our consolidated financial statements. Beginning in 2015, these expenses, which totaled $9.8 million for the year ended December 31, 2015 were included in Property taxes, insurance, rent and other. During the year ended December 31, 2015, rent paid to third-party owners of condominium units at the Ritz-Carlton Key Biscayne and Ritz-Carlton Fort Lauderdale totaled $4.3 million, which was also included in Property taxes, insurance, rent and other. Both of these hotels were acquired during the second quarter of 2015.

Share Repurchases — Share repurchases are recorded as a reduction of common stock par value and additional paid-in capital under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders, subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors.

During the year ended December 31, 2015, we determined that our presentation of common shares repurchased should be classified as a reduction to Common stock for the par amount of the common stock repurchase and as a reduction to Additional paid-in capital for the excess over the amount allocated to common stock, as well as included as shares unissued within the consolidated financial statements. We previously classified common shares repurchased as Treasury stock. We repurchased 20,667 shares in 2013 and 256,511 shares in 2014. We evaluated the impact of this correction on previously-issued financial statements and concluded that they were not materially misstated. In order to conform previously-issued financial statements to the current period, we elected to revise previously-issued financial statements the next time such financial statements are filed. The accompanying consolidated balance sheet as of December 31, 2014 and the consolidated statements of equity for the years ended December 31, 2014 and 2013 have been revised accordingly. In addition, we will revise the consolidated statements of equity for the periods ended March 31, 2015, June 30, 2015, and September 30, 2015, as those financial statements are presented in future filings.
The correction eliminates Treasury stock of $3.0 million, $0.5 million and $0.3 million at December 31, 2014, 2013 and 2012, respectively, and results in a corresponding reduction of Additional paid-in capital, which results in no change in Total equity within the consolidated balance sheets as of December 31, 2014, 2013 and 2012 and consolidated statements of equity for the years ended December 31, 2014 and 2013. The misclassification had no impact on the previously-reported consolidated statements of income, consolidated statements of comprehensive income, or consolidated statements of cash flows.
Real Estate — We carry land, buildings and personal property at cost less accumulated depreciation. We capitalize improvements and we expense replacements, maintenance and repairs that do not improve or extend the life of the respective assets as incurred. Renovations and/or replacements at the hotel properties that improve or extend the life of the assets are capitalized and depreciated over their useful lives, and repairs and maintenance are expensed as incurred. We capitalize interest and certain other costs, such as incremental labor costs relating to hotels undergoing major renovations and redevelopments.

Cash — Our cash is held in the custody of several financial institutions, and these balances, at times, exceed federally-insurable limits. We seek to mitigate this risk by depositing funds only with major financial institutions.

Restricted Cash — Restricted cash consists primarily of amounts escrowed pursuant to the terms of our mortgage debt to fund planned renovations and improvements, property taxes, insurance, and normal replacement of furniture, fixtures and equipment at our hotels.

Other Assets and Liabilities — Other assets consists primarily of prepaid expenses, deposits, hotel inventories, derivative assets, deferred tax assets, deferred financing costs and deferred franchise fees in the consolidated financial statements. Other liabilities consists primarily of hotel advance deposits, sales use and occupancy taxes payable, unamortized key money and other deferred incentive payments, straight-line rent, accrued income taxes, accrued interest, derivative liabilities and asset retirement obligations. Deferred financing costs represent costs to obtain mortgage financing. We amortize these charges to interest expense over the term of the related mortgage using a method which approximates the effective interest method.

CWI 2015 10-K – 63

Notes to Consolidated Financial Statements

Segments — We operate in one business segment, hospitality, with domestic investments.

Hotel Revenue Recognition — We recognize revenue from operations of our hotels as the related services are provided. Our hotel revenues are comprised of hotel operating revenues (such as room, food and beverage) and revenue from other operating department (such as telephone, spa services, parking and business centers). These revenues are recorded net of any sales or occupancy taxes collected from our guests as earned. All rebates or discounts are recorded as a reduction in revenue and there are no material contingent obligations with respect to rebates or discounts offered by us. All revenues are recorded on an accrual basis, as earned. Appropriate allowances are made for doubtful accounts and are recorded as a bad debt expense.

We do not have any time-share arrangements and do not sponsor any frequent guest programs for which we would have any contingent liability. We participate in frequent guest programs sponsored by our hotel brands and we expense the charges associated with those programs (typically consisting of a percentage of the total guest charges incurred by a participating guest) as incurred. We have no loss contingencies or ongoing obligation associated with frequent guest programs beyond what is paid to the brand sponsor following a guest’s stay. When a guest redeems accumulated frequent guest points at one of our hotels, the hotel bills the brand sponsor for the services provided in redemption of such points and records revenue in the amount of the charges billed to the brand sponsor. We have no loss contingencies or ongoing obligation associated with frequent guest programs beyond what is paid to the brand sponsor following a guest’s stay.

Asset Retirement Obligations — Asset retirement obligations relate to the legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset. The fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred and the cost of such liability is recorded as an increase in the carrying amount of the related long-lived asset by the same amount. The liability is accreted each period and the capitalized cost is depreciated over the estimated remaining life of the related long-lived asset. Revisions to estimated retirement obligations result in adjustments to the related capitalized asset and corresponding liability.

In order to determine the fair value of the asset retirement obligations, we make certain estimates and assumptions including, among other things, projected cash flows, the borrowing interest rate and an assessment of market conditions that could significantly impact the estimated fair value. These estimates and assumptions are subjective.

Capitalized Costs — We capitalize interest and certain other costs, such as property taxes, land leases, property insurance and employee costs relating to hotels undergoing major renovations and redevelopments. We begin capitalizing interest as we incur disbursements, and capitalize other costs when activities necessary to prepare the asset ready for its intended use are underway. We cease capitalizing these costs when construction is substantially complete.

Depreciation and Amortization — We compute depreciation for hotels and related building improvements using the straight-line method over the estimated useful lives of the properties (limited to 40 years for buildings and ranging from four years up to the remaining life of the building at the time of addition for building improvements), site improvements (generally four to 15 years) and furniture, fixtures and equipment (generally one to 12 years).

We compute amortization of intangible assets using the straight-line method over the estimated useful life of the asset. See Note 6 for range of lives by asset.

Organization and Offering Costs — The advisor has paid various organization and offering costs on our behalf, all of which we were liable for under the advisory agreement. During the offering period, costs incurred in connection with the raising of capital were recorded as deferred offering costs. Upon receipt of offering proceeds, we charged the deferred costs to stockholders’ equity. Under the terms of our advisory agreement as described in Note 3, we reimbursed our advisor for organization and offering costs incurred. Such reimbursements did not exceed regulatory limitations. Organization costs were expensed as incurred and included in corporate general and administrative expenses in the financial statements.

Derivative Instruments — We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive loss until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

CWI 2015 10-K – 64

Notes to Consolidated Financial Statements

We use the portfolio exception in Accounting Standards Codification 820-10-35-18D, Application to Financial Assets and Financial Liabilities with Offsetting Positions in Market Risk or Counterparty Credit Risk with respect to measuring counterparty credit risk for all of our derivative transactions subject to master netting arrangements.

Income Taxes — We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our stockholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income taxes on our income and gains that we distribute to our stockholders as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, as well as other factors. We believe that we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a REIT.

We conduct business in various states and municipalities within the United States, and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As a result, we are subject to certain state and local taxes and a provision for such taxes is included in the consolidated financial statements.

We elect to treat certain of our corporate subsidiaries as taxable REIT subsidiaries, or TRSs. In general, a TRS may perform additional services for our investments and generally may engage in any real estate or non-real estate-related business (except for the operation or management of health care facilities or lodging facilities or providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal, state and local income taxes.

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

Significant judgment is required in determining our tax provision and in evaluating our tax positions. We establish tax reserves based on a benefit recognition model, which we believe could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, we recognize the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon settlement. We derecognize the tax position when it is no longer more likely than not of being sustained.

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

Share-Based Payments — We have granted restricted stock units, or RSUs, to our independent directors and certain employees of the subadvisor. RSUs issued to employees of the subadvisor generally vest over three years, subject to continued employment, and RSUs issued to our independent directors vest immediately. The expense recognized for share-based payment transactions for awards made to directors is based on the grant date fair value estimated in accordance with current accounting guidance for share-based payments. Share-based payment transactions for awards made to employees of the subadvisor are based on the fair value of the services received. We recognize these compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the award. We include share based payment transactions within Corporate general and administrative expense.

Income or Loss Attributable to Noncontrolling Interests — Earnings attributable to noncontrolling interests are recognized in accordance with each respective investment agreement and, where applicable, based upon the allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period.

CWI 2015 10-K – 65

Notes to Consolidated Financial Statements

Loss Per Share — We have a simple equity capital structure with only common stock outstanding. As a result, loss per share, as presented, represents both basic and dilutive per-share amounts for all periods presented in the consolidated financial statements.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Recent Accounting Requirements

The following Accounting Standards Updates, or ASUs, promulgated by the Financial Accounting Standards Board are applicable to us:

ASU 2015-16, Business Combinations (Topic 805) — ASU 2015-16  requires that an acquirer recognize adjustments identified during the business combination measurement period in the reporting period in which the adjustment amounts are determined. The effects on earnings due to changes in depreciation, amortization, or other income effects as a result of the change are also recognized in the same period’s financial statements. ASU 2015-16 also requires that acquirers present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date.  ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, early adoption is permitted and prospective application is required for adjustments that are identified after the effective date of this update. We elected to early adopt ASU 2015-16 and implemented the standard prospectively beginning July 1, 2015. The adoption and implementation of the standard did not have a material impact on our financial statements.

ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30) — ASU 2015-03 changes the presentation of debt issuance costs, which are currently recognized as a deferred charge (that is, an asset) and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 does not affect the recognition and measurement guidance for debt issuance costs. ASU 2015-03 is effective for periods beginning after December 15, 2015, early adoption is permitted and retrospective application is required. We are currently evaluating the impact of ASU 2015-03 on our consolidated financial statements and expect to reclassify $8.6 million of deferred financing costs, net from Other assets to Non-recourse debt as of January 1, 2016.

ASU 2015-02, Consolidation (Topic 810) — We will adopt ASU 2015-02 on January 1, 2016 and are currently in the process of evaluating its impact on the consolidated financial statements, including evaluating our joint ventures. We generally create our joint ventures as partnerships in the form of a limited liability company or a limited partnership. ASU 2015-02 requires an entity to classify a limited liability company or a limited partnership as a VIE unless the partnership provides partners with either substantive kick-out rights or substantive participating rights over the managing member or general partner. Since a majority of our partnerships lack kick-out rights or substantive participating rights over the managing member or general partner, we expect the impact of this new guidance for us is primarily a change in classification from voting interest entity to VIE. This ASU does not change the criteria regarding which party consolidates a VIE. Thus, the change in classification will require us to include entities as part of our VIE disclosures. However, there is not expected to be a material impact to our consolidated balance sheets or results of operations for any of the periods presented.

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

Recent Accounting Change

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02 - Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors).The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee.  This classification will determine whether lease

CWI 2015 10-K – 66

Notes to Consolidated Financial Statements

expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively.  A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The ASU is expected to impact our consolidated financial statements as the Company has certain operating and ground lease arrangements for which it is the lessee.

Note 3. Agreements and Transactions with Related Parties

Agreements with Our Advisor and Affiliates

We have an advisory agreement with our advisor to perform certain services for us under a fee arrangement, including managing our overall business; the identification, evaluation, negotiation, purchase and disposition of lodging and lodging-related properties; and the performance of certain administrative duties. The agreement that is currently in effect will expire on December 31, 2016, unless renewed pursuant to its terms. Our advisor has entered into a subadvisory agreement with the subadvisor, whereby our advisor pays 20% of the fees earned under the advisory agreement to the subadvisor and the subadvisor provides certain personnel services to us.

The following tables present a summary of fees we paid and expenses we reimbursed to our advisor, subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

	Years Ended December 31,
	2015	2014	2013
Amounts Included in the Consolidated Statements of Operations
Acquisition fees	$15,779	$18,305	$20,271
Asset management fees	11,757	7,308	2,847
Personnel and overhead reimbursements	7,255	5,347	1,389
Available Cash Distributions	7,122	4,096	1,948
Interest expense	25	10	—
	$41,938	$35,066	$26,455

Other Transaction Fees Incurred
Capitalized acquisition fees for equity method investments	$1,915	$—	$—
Capitalized loan refinancing fees	270	—	—
Capitalized loan refinancing fee for equity method investment	205	—	265
Offering costs	171	3,349	6,309
Selling commissions and dealer manager fees	—	55,776	40,444
	$2,561	$59,125	$47,018

CWI 2015 10-K – 67

Notes to Consolidated Financial Statements

The following table presents a summary of the amounts included in Due to related parties and affiliates in the consolidated financial statements (in thousands):

	December 31,
	2015	2014
Amounts Due to Related Parties and Affiliates
Reimbursable costs	$1,605	$338
Other amounts due to our advisor	1,105	965
Due to joint venture partners and other	394	367
Organization and offering costs due to our advisor	—	322
Due to WPC	—	67
	$3,104	$2,059

Acquisition Fees

Our advisor receives acquisition fees of 2.5% of the total investment cost of the properties acquired, including on our proportionate share of equity method investments, and loans originated by us, not to exceed 6% of the aggregate contract purchase price of all investments and loans.

Asset Management Fees, Dispositions Fees and Loan Refinancing Fees

We pay our advisor an annual asset management fee equal to 0.5% of the aggregate Average Market Value of our Investments, both as defined in our advisory agreement with our advisor. Our advisor is also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property, as well as a loan refinancing fee of up to 1% of a refinanced loan, if certain conditions described in the advisory agreement are met. If our advisor elects to receive all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV (during our offerings, before a NAV was published, we used our offering price of $10.00 per share). We paid our asset management fees in cash for the year ended December 31, 2015 and in shares of our common stock for the years ended December 31, 2014 and 2013. For the year ended December 31, 2015, $1.0 million in asset management fees were settled in shares, which related to fees incurred during the fourth quarter of 2014. For the years ended December 31, 2014 and 2013, $6.8 million and $2.5 million, respectively, in asset management fees were settled in shares. At December 31, 2015, our advisor owned 1,501,028 shares (1.1%) of our outstanding common stock. Asset management fees are included in Asset management fees to affiliate and other expenses in the consolidated financial statements. No disposition fees were recognized during the years ended December 31, 2015, 2014 and 2013.

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

Personnel and Overhead Reimbursements/Reimbursable Costs

Pursuant to the subadvisory agreement, after we reimburse our advisor, it will subsequently reimburse the subadvisor for personnel costs and other charges. We have also granted RSUs to employees of the subadvisor pursuant to our 2010 Equity Incentive Plan. The subadvisor provides us with the services of our chief executive officer, subject to the approval of our board of directors. In addition, pursuant to the advisory agreement, commencing in the first quarter of 2014, we reimburse our advisor for the actual cost of personnel allocable to their time devoted to providing administrative services to us, as well as rent expense. These reimbursements are included in Corporate general and administrative expenses and Due to related parties and affiliates in the consolidated financial statements. We paid these reimbursements in cash for the year ended December 31, 2015 and in shares of our common stock for the year ended December 31, 2014, at the election of our advisor. For the year ended December 31, 2015, less than $0.1 million in reimbursements were settled in shares that related to reimbursements incurred during the fourth quarter of 2014. For the year ended December 31, 2014, $3.6 million of such fees were settled in shares.

CWI 2015 10-K – 68

Notes to Consolidated Financial Statements

Selling Commissions and Dealer Manager Fees

We had a dealer manager agreement with Carey Financial, LLC, or Carey Financial, through the termination of our follow on offering on December 31, 2014, whereby Carey Financial received a selling commission of up to $0.70 per share sold, which was re-allowed to selected dealers, and a dealer manager fee of up to $0.30 per share sold, a portion of which may have been re-allowed to selected dealers. These amounts are recorded in Additional paid-in capital in the consolidated financial statements.

Other Amounts Due to Our Advisor

This balance primarily represented asset management fees payable.

Due to Joint Venture Partners and Other

This balance is primarily comprised of amounts due from consolidated joint ventures to our joint venture partners related to hotel operating expenses paid by hotel managers that are affiliates of our joint venture partners, which will be reimbursed.

Organization and Offering Costs

Pursuant to the advisory agreement, we were liable for certain expenses related to our initial public offering, which including filing, legal, accounting, printing, advertising, transfer agent and escrow fees, were deducted from the gross proceeds of the offering. We reimbursed Carey Financial or selected dealers for reasonable bona fide due diligence expenses incurred that were supported by a detailed and itemized invoice. The total underwriting compensation to Carey Financial and selected dealers in connection with the offerings could not exceed limitations prescribed by the Financial Industry Regulatory Authority, Inc. Our advisor agreed to be responsible for the repayment of organization and offering expenses (excluding selling commissions and dealer manager fees paid to Carey Financial and selected dealers and fees paid and expenses reimbursed to selected dealers) that exceeded, in the aggregate, 2% of the gross proceeds from our initial public offering and 4% of the gross proceeds from our follow-on offering.

Through December 31, 2015, our advisor incurred organization and offering costs on our behalf related to our follow-on offering of approximately $3.5 million, all of which we have repaid as of December 31, 2015. During the year ended December 31, 2015, we charged $0.2 million of deferred offering costs to stockholder’s equity.

Jointly-Owned Investments and Other Transactions with Affiliates

At December 31, 2015, we owned interests in two jointly-owned investments with our affiliate, Carey Watermark Investors 2 Incorporated, or CWI 2: the Ritz-Carlton Key Biscayne, a Consolidated Hotel, and the Marriott Sawgrass Golf Resort & Spa, an Unconsolidated Hotel. See Note 4 and Note 5 for further discussion. CWI 2 is a publicly-owned, non-listed REIT that is also advised by our advisor and invests in lodging and lodging-related properties.

In September 2014, our board of directors and the board of directors of WPC approved unsecured loans to us and CWI 2 of up to $75.0 million in the aggregate, at an interest rate equal to the rate at which WPC was able to borrow funds under its senior unsecured credit facility, for the purpose of facilitating acquisitions approved by our respective investment committees that we might not otherwise have sufficient available funds to complete. Any such loans were made solely at the discretion of WPC’s management. In April 2015, this aggregate amount was increased to $110.0 million. On November 6, 2015, we borrowed $25.0 million from WPC, all of which was repaid as of December 31, 2015. As of December 31, 2015, we no longer have access to these unsecured loans from WPC.

CWI 2015 10-K – 69

Notes to Consolidated Financial Statements

Note 4. Net Investments in Hotels

Net investments in hotels are summarized as follows (in thousands):

	December 31,
	2015	2014
Buildings	$1,629,741	$1,226,880
Land	371,712	214,522
Furniture, fixtures and equipment	121,722	88,464
Building and site improvements	63,456	21,989
Construction in progress	22,310	17,345
Hotels, at cost	2,208,941	1,569,200
Less: Accumulated depreciation	(115,639)	(59,903)
Net investments in hotels	$2,093,302	$1,509,297

During the years ended December 31, 2015 and 2014, we retired fully-depreciated furniture, fixtures and equipment aggregating $10.8 million and $4.0 million, respectively.

CWI 2015 10-K – 70

Notes to Consolidated Financial Statements

2015 Acquisitions

During the year ended December 31, 2015, we acquired six Consolidated Hotels, with real estate and other hotel assets, net of assumed liabilities and contributions from noncontrolling interests, totaling $493.7 million. In connection with these acquisitions, we expensed acquisition costs of $19.9 million, including acquisition fees of $15.8 million paid to our advisor. See Note 9 for information about mortgage financing obtained in connection with our acquisitions and Note 10 for information about planned renovations on these hotels, as applicable.

The following tables present a summary of assets acquired and liabilities assumed in these business combinations, each at the date of acquisition, and revenues and earnings thereon, since their respective dates of acquisition through December 31, 2015 (in thousands):

	2015 Acquisitions (a)
	Westin Minneapolis	Westin Pasadena	Hilton Garden Inn/Homewood Suites Atlanta Midtown	Ritz-Carlton Key Biscayne (b) (c)	Ritz-Carlton Fort Lauderdale (d)	Le Méridien Dallas, The Stoneleigh
Acquisition Date	2/12/2015	3/19/2015	4/29/2015	5/29/2015	6/30/2015	11/20/2015
Cash consideration	$66,176	$141,738	$58,492	$68,925	$89,642	$68,714
Assets acquired at fair value:
Land	6,405	22,785	5,700	117,200	22,100	9,400
Building and site improvements	57,105	112,215	47,680	154,182	74,422	57,989
Furniture, fixtures and equipment	2,846	7,379	4,135	9,907	3,484	1,200
Construction in progress	—	—	—	450	—	—
Intangible assets	—	—	720	33,200	7,500	—
Accounts receivable	97	94	100	7,957	2,894	66
Other assets	164	608	328	1,703	637	284
Liabilities assumed at fair value:
Non-recourse debt	—	—	—	(171,500)	—	—
Accounts payable, accrued expenses and other liabilities	(441)	(1,343)	(171)	(12,935)	(6,274)	(225)
Contributions from noncontrolling interests at fair value	—	—	—	(71,239)	(15,121)	—
Net assets acquired at fair value	$66,176	$141,738	$58,492	$68,925	$89,642	$68,714

	From Acquisition Date through December 31, 2015
Revenues	$14,809	$24,561	$8,184	$44,079	$14,201	$1,253
Net income (loss)	$2,504	$5,454	$1,716	$959	$(2,905)	$187
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

CWI 2015 10-K – 71

Notes to Consolidated Financial Statements

(c)
During the fourth quarter of 2015, we identified a measurement period adjustment that impacted the preliminary acquisition accounting, which resulted in an increase of $9.9 million to the preliminary fair value of the building and a corresponding decrease to the preliminary fair value of intangible assets and cumulative additional net depreciation expense of less than $0.1 million, which was recognized in the fourth quarter of 2015.

(d)
During the fourth quarter of 2015, we identified a measurement period adjustment that impacted the preliminary acquisition accounting, which resulted in an increase of $14.4 million to the preliminary fair value of the building and a corresponding decrease to the preliminary fair value of land and cumulative additional depreciation expense of $0.2 million, which was recognized in the fourth quarter of 2015.

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

Total revenue and net income from operations from this hotel prior to the date of sale were $13.3 million and $2.4 million, respectively, for the year ended December 31, 2015.

CWI 2015 10-K – 72

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

The following tables present a summary of assets acquired and liabilities assumed in these business combinations, each at the date of acquisition, and revenues and earnings thereon, since their respective dates of acquisition through December 31, 2014 (in thousands):

	2014 Acquisitions
	Hyatt Place Austin Downtown	Courtyard Times Square West	Sheraton Austin Hotel at the Capitol	Marriott Boca Raton at Boca Center	Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center	Marriott Sawgrass Golf Resort and Spa (a)	Sanderling Resort	Staybridge Suites Savannah Historic District	Marriott Kansas City Country Club Plaza
Acquisition Date	4/1/2014	5/27/2014	5/28/2014	6/12/2014	6/25/2014	10/3/2014	10/28/2014	10/30/2014	11/18/2014
Cash consideration	$86,673	$87,443	$90,220	$61,794	$81,262	$128,124	$37,052	$22,922	$56,644
Assets acquired at fair value:
Land	$9,100	$—	$18,210	$11,500	$5,663	$26,400	$9,800	$4,300	$5,100
Building and site improvements	73,700	87,437	78,703	46,149	71,598	94,375	23,677	17,753	48,748
Furniture, fixtures and equipment	4,187	3,968	1,983	4,237	4,228	8,830	4,251	739	2,750
Accounts receivable	98	—	92	55	—	382	1	30	27
Other assets	179	368	373	295	362	1,228	336	146	292
Liabilities assumed at fair value:
Accounts payable, accrued expenses and other liabilities	(591)	(4,330)	(1,255)	(442)	(589)	(3,091)	(1,013)	(46)	(273)
Contributions from noncontrolling interests at fair value	—	—	(7,886)	—	—	—	—	—	—
Net assets acquired at fair value	$86,673	$87,443	$90,220	$61,794	$81,262	$128,124	$37,052	$22,922	$56,644

	From Acquisition Date through December 31, 2014
Revenues	$14,792	$12,220	$15,040	$7,630	$8,477	$10,069	$678	$665	$1,583
Net income (loss)	$4,407	$1,170	$3,378	$583	$2,334	$802	$(559)	$46	$115
___________

(a)
On April 1, 2015, we sold a 50% controlling interest to CWI 2 and began accounting for our interest in the hotel as an equity method investment. Our initial investment represents our remaining 50% interest in the Marriott Sawgrass Golf Resort & Spa venture (Note 5).

CWI 2015 10-K – 73

Notes to Consolidated Financial Statements

Pro Forma Financial Information

The following unaudited consolidated pro forma financial information presents our financial results as if our acquisitions, which are accounted for as business combinations, that we completed during the year ended December 31, 2015 and 2014, and the new financings related to these acquisitions, had occurred on January 1, 2014 and 2013, respectively. The pro forma financial information is not necessarily indicative of what the actual results would have been had the acquisitions actually occurred on January 1, 2014, nor does it purport to represent the results of operations for future periods.

(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
Pro forma total revenues	$634,923	$644,081	$397,763

Pro forma net loss	$(3,337)	$(21,805)	$(33,899)
Pro forma (income) loss attributable to noncontrolling interests	(1,570)	7,093	98
Pro forma loss attributable to CWI stockholders	$(4,907)	$(14,712)	$(33,801)
Pro forma loss per share:
Basic and diluted pro forma net loss attributable to CWI stockholders	$(0.04)	$(0.11)	$(0.38)
Basic and diluted pro forma weighted-average shares outstanding	131,296,033	132,686,254	89,170,201

The pro forma weighted-average shares outstanding were determined as if the number of shares issued in our public offerings in order to raise the funds used for our Consolidated Hotel acquisitions that we completed during the year ended December 31, 2015 and 2014 were issued on January 1, 2014 and 2013, respectively. All acquisition costs for our acquisitions completed during the year ended December 31, 2015 and 2014 are presented as if they were incurred on January 1, 2014 and 2013, respectively.

Construction in Progress

At December 31, 2015 and 2014, construction in progress, recorded at cost, was $22.3 million and $17.3 million, respectively, and related primarily to renovations at the Sheraton Austin Hotel at the Capitol, the Renaissance Chicago Downtown, the Marriott Kansas City Country Club Plaza and the Hawks Cay Resort at December 31, 2015 and the Hawks Cay Resort and the Renaissance Chicago Downtown at December 31, 2014 (Note 10). We capitalize interest expense and certain other costs, such as property taxes, property insurance and hotel incremental labor costs, related to hotels undergoing major renovations. During the years ended December 31, 2015 and 2014, we capitalized $2.0 million and $0.9 million, respectively, of such costs.

During the years ended December 31, 2015, 2014 and 2013, accrued capital expenditures increased by $6.8 million, $3.3 million and $1.5 million, respectively, representing non-cash investing activity.

Asset Retirement Obligation

We have recorded an asset retirement obligation for the removal of asbestos and environmental waste in connection with one of our hotels. We estimated the fair value of the asset retirement obligation based on the estimated economic life of the hotel and the estimated removal costs. The liability was discounted using the weighted-average interest rate on the associated fixed-rate mortgage loan at the time the liability was incurred. At both December 31, 2015 and 2014, our asset retirement obligation was $0.5 million, and is included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

CWI 2015 10-K – 74

Notes to Consolidated Financial Statements

Note 5. Equity Investments in Real Estate

At December 31, 2015, we owned equity interests in four Unconsolidated Hotels, three with unrelated third parties and one with CWI 2. We do not control the ventures that own these hotels, but we exercise significant influence over them. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to our advisor that we incur and other-than-temporary impairment charges, if any).

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

Ritz-Carlton Philadelphia Venture

On May 15, 2015, we purchased a 60% equity interest in an existing venture that owns and operates the Ritz-Carlton Philadelphia. The joint venture is not a VIE as there is sufficient equity at risk, the equity holders as a group have the characteristics of sufficient financial control, and neither party holds voting rights that are disproportionately less than its obligation to absorb expected losses. The Ritz-Carlton Philadelphia is undergoing a comprehensive public space and guestroom renovation estimated at $21.4 million. At the date we purchased our equity interest in the venture, the hotel planned to incur, and as of the date of this Report, is currently incurring, capital expenditures, and therefore capital expenditure decisions are expected to be made in the ordinary course of business. The annual operating budget for the hotel cannot be implemented without approval by our joint venture partner. Given the substantial renovations discussed above, the operations of the hotel are evolving and the budget is expected to fluctuate from year to year, and as a result, the above decisions will need to be made in the ordinary course of the operations of the hotel as contemplated in Accounting Standards Codification, or ASC, 810-20-55-9.

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

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these ventures are affected by the timing and nature of distributions (dollars in thousands):

Hotels	State	Number of Rooms	% Owned	Our Initial Investment (a)	Acquisition Date	Hotel Type	Renovation Status at December 31, 2015	Carrying Value at December 31,
								2015	2014
Unconsolidated Hotels
Hyatt French Quarter Venture (b)	LA	254	80%	$13,000	9/6/2011	Full-service	Completed	$1,752	$4,197
Westin Atlanta Venture (c)	GA	372	57%	13,170	10/3/2012	Full-service	Completed	7,156	8,980
Marriott Sawgrass Golf Resort & Spa Venture (d)	FL	511	50%	33,758	10/3/2014	Resort	In progress	32,668	—
Ritz-Carlton Philadelphia Venture (e)	PA	299	60%	38,327	5/15/2015	Full-service	In progress	38,325	—
		1,436		$98,255				$79,901	$13,177
___________

(a)	This amount represents purchase price plus capitalized costs, inclusive of fees paid to our advisor, at the time of acquisition.

(b)	We received cash distributions of $3.1 million from this investment during the year ended December 31, 2015.

(c)
We received cash distributions of $1.4 million from this investment during the year ended December 31, 2015. During the fourth quarter of 2015, we also received $0.3 million representing a return of capital for our share of mortgage refinancing proceeds.

CWI 2015 10-K – 75

Notes to Consolidated Financial Statements

(d)
On October 3, 2014, we acquired the Marriott Sawgrass Golf Resort & Spa. On April 1, 2015, we sold a 50% controlling interest to CWI 2 and began accounting for our interest in the hotel as an equity method investment. Our initial investment represents our remaining 50% interest in the Marriott Sawgrass Golf Resort & Spa venture. We received cash distributions of $1.3 million from this investment during the year ended December 31, 2015.

(e)	We received cash distributions of $2.0 million from this investment during the year ended December 31, 2015.

The following table sets forth our share of equity in earnings (losses) from our Unconsolidated Hotels, which are based on the hypothetical liquidation at book value model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Years Ended December 31,
Venture	2015	2014	2013
Ritz-Carlton Philadelphia Venture	$1,960	$—	$—
Hyatt French Quarter Venture	660	446	(1,344)
Westin Atlanta Venture	(372)	(1,177)	(1,307)
Marriott Sawgrass Golf Resort & Spa Venture	170	—	—
Long Beach Venture (a)	—	—	2,600
Total equity in earnings (losses) of equity method investments in real estate	$2,418	$(731)	$(51)
___________
(a) We sold our 49% interest in the Long Beach Venture in July 2013.

No other-than-temporary impairment charges related to our investments in these ventures were recognized during either the years ended December 31, 2015, 2014 or 2013.

The following tables present combined summarized financial information of our equity method investment entities. Amounts provided are the total amounts attributable to the ventures since our respective dates of acquisition and do not represent our proportionate share (in thousands):

	December 31,
	2015	2014
Real estate, net	$309,481	$89,375
Other assets	64,444	10,978
Total assets	373,925	100,353
Debt	(190,602)	(68,797)
Other liabilities	(31,946)	(13,330)
Total liabilities	(222,548)	(82,127)
Members’ equity	$151,377	$18,226

	Years Ended December 31,
	2015 (a)	2014 (a)	2013 (b)
Revenues	$113,503	$36,514	$45,344
Expenses	(111,995)	(38,642)	(49,314)
Net income (loss) attributable to equity method investments	$1,508	$(2,128)	$(3,970)
___________

(a)	Represents revenues and expenses from each venture’s respective acquisition date through the respective year end.

(b)	Includes revenues, expenses and net loss from the Long Beach Venture for the respective periods through the date of sale of this investment on July 17, 2013.

At December 31, 2015 and 2014, the unamortized basis differences on our equity investments were $3.5 million and $1.6 million, respectively. Net amortization of the basis differences reduced the carrying values of our equity investments by $0.2 million for each of the years ended December 31, 2015, 2014 and 2013.

CWI 2015 10-K – 76

Notes to Consolidated Financial Statements

Note 6. Intangible Assets and Liabilities

In connection with our investment activity during the year ended December 31, 2015, we recorded intangible assets totaling $40.7 million, representing condo rental programs at the Ritz-Carlton Key Biscayne and the Ritz-Carlton Fort Lauderdale with a weighted average life of 50.9 years and a below-market ground lease of $0.7 million at the Hilton Garden Inn/Homewood Suites Atlanta Midtown with a life of 9.6 years.

Intangible assets and liabilities, included in Intangible assets, net and Accounts payable, accrued expenses and other liabilities, respectively, in the consolidated financial statements, are summarized as follows (dollars in thousands):

		December 31, 2015			December 31, 2014
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Villa/condo rental programs	45 – 55	$72,400	$(2,005)	$70,395	$31,700	$(837)	$30,863
Below-market hotel ground leases and parking garage lease	9.6 - 92.5	11,655	(337)	11,318	10,936	(167)	10,769
In-place leases	1 – 21	317	(153)	164	317	(80)	237
Total intangible assets, net		$84,372	$(2,495)	$81,877	$42,953	$(1,084)	$41,869

Amortizable Intangible Liability
Above-market hotel ground lease	85	$(2,100)	$39	$(2,061)	$(2,100)	$15	$(2,085)

Net amortization of intangibles was $1.4 million, $0.9 million and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization of in-place lease intangibles and the villa/condo rental programs are included in Depreciation and amortization, and amortization of hotel parking garage lease, below-market hotel ground lease and above-market ground lease intangibles is included in Property taxes, insurance, rent and other in the consolidated financial statements.

Based on the intangible assets recorded at December 31, 2015, scheduled annual amortization of intangibles for each of the next five calendar years and thereafter is as follows (in thousands):

Years Ending December 31,	Increase to Depreciation and Amortization	Increase to Property Taxes, Insurance, Rent and Other	Total
2016	$1,567	$170	$1,737
2017	1,531	170	1,701
2018	1,520	170	1,690
2019	1,520	170	1,690
2020	1,520	170	1,690
Thereafter	62,901	8,407	71,308
Total	$70,559	$9,257	$79,816

CWI 2015 10-K – 77

Notes to Consolidated Financial Statements

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

Items Measured at Fair Value on a Recurring Basis

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

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the years ended December 31, 2015 or 2014. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our non-recourse debt, which we have classified as Level 3, had a carrying value of $1.4 billion and $1.0 billion, and an estimated fair value of $1.4 billion and $1.0 billion, at December 31, 2015 and 2014, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both December 31, 2015 and 2014.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. For real estate assets held for investment and related intangible assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the estimated future net undiscounted cash flow that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. If the future net undiscounted cash flow of the property’s asset group is less than the carrying value, the carrying value of the property’s asset group is considered not recoverable. We then measure the loss as the excess of the carrying value of the property’s asset group over its estimated fair value. The property’s asset group’s estimated fair value is primarily determined using market information from outside sources such as broker quotes or recent comparable sales. In cases where the available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each asset to determine an estimated fair value. We determined that the significant inputs used to value these investments fall within Level 3 for fair value reporting. As a result of our assessments, we calculated an impairment charge based on market conditions and assumptions that existed at the time. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.

2015 — During the year ended December 31, 2015, we recognized an impairment charge of $6.1 million on a property with a fair value measurement of $8.0 million, which approximated its estimated selling price, in order to reduce the carrying value of the property to its estimated fair value.

CWI 2015 10-K – 78

Notes to Consolidated Financial Statements

Note 8. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are two main components of economic risk that impact us: interest rate risk and market risk. We are primarily subject to interest rate risk on our interest-bearing assets and liabilities, including the Senior Credit Facility (Note 9), at December 31, 2015. Market risk includes changes in the value of our properties and related loans.

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

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated, and that qualified, as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive loss until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of any derivative is immediately recognized in earnings.

The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated		Asset Derivatives Fair Value at December 31,		Liability Derivatives Fair Value at December 31,
as Hedging Instruments	Balance Sheet Location	2015	2014	2015	2014
Interest rate caps	Other assets	$117	$218	$—	$—
Interest rate swaps	Other assets	109	346	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(716)	(690)
		$226	$564	$(716)	$(690)

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements. At both December 31, 2015 and 2014, no cash collateral had been posted nor received for any of our derivative positions.

We recognized an unrealized loss of $2.6 million, $3.0 million and $1.1 million in Other comprehensive loss on derivatives in connection with our interest rate swaps and caps during the years ended December 31, 2015, 2014 and 2013.

We reclassified losses of $1.6 million, $1.7 million and $0.9 million from Other comprehensive loss on derivatives into interest expense during years ended December 31, 2015, 2014 and 2013.

Amounts reported in Other comprehensive loss related to interest rate swaps and caps will be reclassified to Interest expense as interest payments are made on our variable-rate debt. At December 31, 2015, we estimated that an additional $0.7 million, inclusive of amounts attributable to noncontrolling interests of $0.1 million, will be reclassified as Interest expense during the next 12 months related to our interest rate swaps and caps.

CWI 2015 10-K – 79

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

The interest rate swaps and caps that we had outstanding on our Consolidated Hotels at December 31, 2015 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of	Face	Fair Value at
Interest Rate Derivatives	Instruments	Amount	December 31, 2015
Interest rate swaps	4	$192,940	$(607)
Interest rate caps	7	204,800	117
			$(490)

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of December 31, 2015. At December 31, 2015, our total credit exposure was $0.2 million and the maximum exposure to any single counterparty was less than $0.1 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At December 31, 2015, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $0.8 million at both December 31, 2015 and 2014, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at either December 31, 2015 or 2014, we could have been required to settle our obligations under these agreements at their aggregate termination value of $0.8 million.

CWI 2015 10-K – 80

Notes to Consolidated Financial Statements

Note 9. Debt

The following table presents the non-recourse debt on our Consolidated Hotel investments (dollars in thousands):

				Carrying Amount at December 31,
Consolidated Hotels	Interest Rate	Rate Type	Current Maturity Date	2015	2014
Hawks Cay Resort (a) (b)	5.74%	Variable	11/2016	$79,000	$79,000
Courtyard Pittsburgh Shadyside (b) (c)	4.09%	Variable	3/2017	20,200	21,000
Ritz-Carlton Key Biscayne (d)	6.09%	Fixed	6/2017	169,371	—
Sanderling Resort (a) (b)	4.74%	Variable	10/2017	22,000	22,000
Courtyard San Diego Mission Valley (a) (b)	4.60%	Variable	12/2017	49,340	50,420
Hampton Inn Memphis Beale Street	4.07%	Fixed	3/2018	21,030	21,585
Hampton Inn Atlanta Downtown	4.12%	Fixed	3/2018	13,051	13,370
Hampton Inn Birmingham Colonnade	4.12%	Fixed	3/2018	9,020	9,241
Hampton Inn Frisco Legacy Park	4.12%	Fixed	3/2018	8,828	9,045
Hilton Garden Inn Baton Rouge Airport	4.12%	Fixed	3/2018	9,404	9,635
Hampton Inn Boston Braintree (a) (b) (e)	3.25%	Variable	3/2018	12,000	9,500
Lake Arrowhead Resort and Spa (a) (b) (f)	2.48%	Variable	6/2018	15,000	17,955
Fairmont Sonoma Mission Inn & Spa (b)	4.13%	Variable	7/2018	44,000	44,000
Ritz-Carlton Fort Lauderdale (a) (b) (g)	2.64% 7.46%	Variable	7/2018	70,000	—
Sheraton Austin Hotel at the Capitol	3.96%	Fixed	6/2019	67,000	67,000
Marriott Boca Raton at Boca Center (b)	3.49%	Variable	7/2019	41,000	34,000
Hilton Garden Inn New Orleans French Quarter/CBD	5.30%	Fixed	7/2019	10,637	10,793
Staybridge Suites Savannah Historic District	4.70%	Fixed	11/2019	14,850	14,850
Hutton Hotel Nashville	5.25%	Fixed	7/2020	44,000	44,000
Le Méridien Dallas, The Stoneleigh (b)	3.49%	Variable	12/2020	44,800	—
Renaissance Chicago Downtown	4.71%	Fixed	1/2021	90,000	90,000
Courtyard Times Square West	4.62%	Fixed	6/2021	56,000	56,000
Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center	3.80%	Fixed	7/2021	53,000	53,000
Marriott Kansas City Country Club Plaza	4.42%	Fixed	12/2021	38,500	38,500
Westin Minneapolis	3.63%	Fixed	3/2022	43,500	—
Westin Pasadena	3.83%	Fixed	5/2022	88,500	—
Hilton Garden Inn/Homewood Suites Atlanta Midtown	3.75%	Fixed	5/2022	38,000	—
Holiday Inn Manhattan 6th Avenue Chelsea	4.49%	Fixed	6/2023	79,391	80,000
Hyatt Place Austin Downtown	4.88%	Fixed	4/2024	56,500	56,500
Marriott Raleigh City Center (h)	4.61%	Fixed	9/2038	51,500	51,500
Marriott Sawgrass Golf Resort & Spa (b) (i)	N/A	N/A	N/A	—	66,700
				$1,359,422	$969,594
___________

(a)	These mortgage loans each have two one-year extension options, all of which are subject to certain conditions. The maturity dates in the table do not reflect extension options.

(b)
These mortgage loans have variable interest rates, which have effectively been capped or converted to fixed rates through the use of interest rate caps or swaps (Note 8). The interest rates presented for these mortgage loans reflect the rate in effect at December 31, 2015 after giving effect to a related interest rate cap or swap, when applicable.

CWI 2015 10-K – 81

Notes to Consolidated Financial Statements

(c)	This mortgage loan has a one-year extension option, which is subject to certain conditions. The maturity date in the table does not reflect the extension option.

(d)
In connection with our assumption of this loan at the time of acquisition in May 2015, we recorded a fair market value adjustment that resulted in a premium of $7.5 million, which will be amortized over the remaining term of the loan. During the year ended December 31, 2015, we recognized interest expense related to the premium of $2.1 million.

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

(g)
The debt is comprised of a senior mortgage loan for $49.0 million with an interest rate of 2.64% and a mezzanine loan for $21.0 million with an interest rate of 7.46%. The rates on both loans have effectively been capped through the use of interest rate caps and both loans have a maturity date of July 1, 2018.

(h)	The mortgage loan includes a call option by the lender, with the earliest repayment date being September 1, 2018.

(i)	On April 1, 2015, we sold a 50% controlling interest in the hotel to CWI 2. Our remaining 50% interest in the hotel is accounted for as an equity method investment (Note 5).

Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and would be triggered under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If the provisions were triggered, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. At December 31, 2015, the minimum debt service coverage ratio for the Renaissance Chicago Downtown was not met, therefore, a cash management agreement was enacted that permits the lender to sweep the hotel’s excess cash flow.

Financing Activity During 2015

In connection with our 2015 Acquisitions (Note 4), we obtained $284.8 million in non-recourse mortgage financing, with a weighted-average annual interest rate of 3.9% and term of 5.8 years. We capitalized $2.6 million of deferred financing costs related to these loans.

In connection with our acquisition of Ritz-Carlton Key Biscayne, we assumed a $164.0 million non-recourse mortgage loan with an annual interest rate of 6.09% and a maturity date of June 2017. At the time of acquisition in May 2015, we recorded a fair market value adjustment that resulted in a premium of $7.5 million, which will be amortized over the remaining term of the loan. We capitalized $1.2 million of deferred financing costs related to this loan.

During the year ended December 31, 2015, we refinanced two non-recourse mortgage loans totaling $25.5 million with new non-recourse mortgage loans totaling $27.0 million, with a weighted-average interest rate of 2.8% and term of three years. We recognized a net gain on extinguishment of debt of $1.8 million. We also drew down $7.0 million on an existing mortgage loan for renovations at the Marriott Boca Raton at Boca Center.

Financing Activity During 2014

In connection with our 2014 Acquisitions (Note 4), we obtained $408.6 million in non-recourse mortgage financing, with a weighted-average annual interest rate of 4.2% and term of 6.3 years. We capitalized $3.7 million of deferred financing costs related to these loans. We also drew down a total of $0.3 million on existing mortgage loans for renovations at two hotels.

Covenants

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage ratios. At December 31, 2015, we were in compliance with the applicable covenants for each of our mortgage loans.

CWI 2015 10-K – 82

Notes to Consolidated Financial Statements

Senior Credit Facility

On December 4, 2015, we, as guarantor, entered into a Credit Agreement with our Operating Partnership as borrower and Wells Fargo Bank, National Association, as administrative agent. The Credit Agreement provides for a $50.0 million senior unsecured revolving credit facility, or the Senior Credit Facility, inclusive of a $5.0 million letter of credit subfacility. The Senior Credit Facility is scheduled to mature on December 4, 2017 and bears interest at London Interbank Offered Rate plus 2.75%. The maturity date may be extended by us for one 12-month period, subject to the satisfaction of certain conditions, and an extension fee of 0.25%.

In connection with the transaction, we incurred costs of $0.4 million, which are being amortized over the remaining term of the Senior Credit Facility. At December 31, 2015, the outstanding balance under the Senior Credit Facility was $20.0 million, with $30.0 million available to be drawn. We pay a fee of 0.25% on the unused portion of the Senior Credit Facility. The Senior Credit Facility will be used for the working capital needs of the Company and its subsidiaries, as well as for other general corporate purposes.

The Credit Agreement includes customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter, as well as various customary affirmative and negative covenants. We were in compliance with all applicable covenants at December 31, 2015.

Scheduled Debt Principal Payments

Scheduled debt principal payments during each of the next five calendar years following December 31, 2015 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2016	$85,861
2017	282,697
2018	258,261
2019	140,321
2020	95,841
Thereafter through 2038	511,070
1,374,051
Fair market value adjustment (a)	5,371
Total	$1,379,422
__________

(a)
Represents the unamortized premium recorded as of December 31, 2015 in connection with the assumption of the Ritz-Carlton Key Biscayne mortgage loan as part of the acquisition of the hotel in May 2015.

Note 10. Commitments and Contingencies

At December 31, 2015, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position or results of operations.

Renovation Commitments

Certain of our hotel franchise and loan agreements require us to make planned renovations to our hotels (Note 4). We do not currently expect to, and are not obligated to, fund any planned renovations on our Unconsolidated Hotels beyond our original investment.

CWI 2015 10-K – 83

Notes to Consolidated Financial Statements

At December 31, 2015, ten hotels were either undergoing renovation or in the planning stage of renovations, and we currently expect that six will be completed during the first half of 2016, one will be completed during the second half of 2016 and three will be completed during the first half of 2017. The following table summarizes our capital commitments related to our Consolidated Hotels (in thousands):

	December 31,
	2015	2014
Capital commitments	$114,193	$100,600
Less: paid	(54,164)	(16,363)
Unpaid commitments	60,029	84,237
Less: amounts in cash or restricted cash designated for renovations	(48,575)	(44,080)
Unfunded commitments	$11,454	$40,157

Ground Lease Commitments

Three of our hotels are subject to ground leases. Scheduled future minimum ground lease payments during each of the next five calendar years following December 31, 2015 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2016	$3,110
2017	3,181
2018	3,254
2019	3,328
2020	3,404
Thereafter through 2106	654,600
Total	$670,877

For the years ended December 31, 2015, 2014 and 2013, we recorded rent expense of $3.7 million, $2.9 million and less than $0.1 million, respectively, inclusive of percentage rents of $0.7 million, $0.7 million and less than $0.1 million, respectively, related to these ground leases, which are included in Property taxes, insurance, rent and other in the consolidated financial statements.

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

	Years Ended December 31,
	2015	2014	2013
Ordinary income	$0.1550	$0.0135	$—
Capital gain	—	—	0.3347
Return of capital	0.4000	0.5365	0.1653
Total distributions paid	$0.5550	$0.5500	$0.5000

In connection with the calculation of our NAV, in December 2013, we declared a special stock dividend where stockholders of record as of the close of business on December 16, 2013 received 0.1375 shares of our common stock for each share owned. These shares were issued on December 19, 2013.

During the fourth quarter of 2015, our board of directors declared a quarterly distribution of $0.1425 per share, which was paid on January 15, 2016 to stockholders of record on December 31, 2015, in the amount of $18.9 million.

CWI 2015 10-K – 84

Notes to Consolidated Financial Statements

Note 12. Share-Based Payments

We maintain the 2010 Equity Incentive Plan, which authorizes the issuance of shares of our common stock to our officers and officers and employees of the subadvisor, who perform services on our behalf, and to non-director members of the investment committee through stock-based awards. The 2010 Equity Incentive Plan provides for the grant of RSUs and dividend equivalent rights. We also maintain the Directors Incentive Plan — 2010 Incentive Plan, which authorizes the issuance of shares of our common stock to our independent directors. The Directors Incentive Plan — 2010 Incentive Plan provides for the grant of RSUs and dividend equivalent rights. A maximum of 4,000,000 awards may be granted, in the aggregate, under these two plans, of which 3,805,469 shares remain available for future grants at December 31, 2015.

A summary of the RSU activity for the years ended December 31, 2015, 2014 and 2013 follows:

	RSU Awards
		Weighted-Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2013	52,702	$10.00
Granted (a) (b)	54,175	10.00
Vested (c)	(19,065)	10.00
Forfeited	(45,002)	10.00
Nonvested at January 1, 2014	42,810	10.00
Granted (a)	68,000	10.00
Vested (c)	(33,811)	10.00
Forfeited	(5,688)	10.00
Nonvested at January 1, 2015	71,311	10.00
Granted (a)	46,846	10.30
Vested (c)	(43,852)	10.00
Forfeited	—	—
Nonvested at December 31, 2015 (d)	74,305	$10.19
___________

(a)
Includes 29,370, 50,000 and 45,000 RSUs issued to employees of the subadvisor during the years ended December 31, 2015, 2014 and 2013, respectively, and 17,476, 18,000 and 4,000 RSUs issued to our independent directors during the years ended December 31, 2015, 2014 and 2013, respectively.

(b)	Includes 5,175 RSUs issued to employees of the subadvisor in connection with a special stock distribution issued on December 19, 2013.

(c)
RSUs issued to employees of the subadvisor generally vest over three years, subject to continued employment, and RSUs issued to independent directors vested immediately. The total fair value of shares vested during the years ended December 31, 2015, 2014 and 2013 was $0.4 million, $0.3 million and $0.2 million, respectively.

(d)
We currently expect to recognize compensation expense totaling approximately $0.5 million over the vesting period. The awards to employees of the subadvisor had a weighted-average remaining contractual term of 1.6 years at December 31, 2015.

For the years ended December 31, 2015, 2014 and 2013, we recognized share based payment expense of $0.5 million, $0.4 million and $0.2 million, respectively, associated with our awards. We have not recognized any income tax benefit in earnings for our share-based payment arrangements since the inception of our plans.

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

CWI 2015 10-K – 85

Notes to Consolidated Financial Statements

The components of our income tax provision for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Federal
Current	$5,363	$3,809	$1,102
Deferred	(384)	(771)	(280)
	4,979	3,038	822

State and Local
Current	1,835	1,099	368
Deferred	(47)	(291)	(24)
	1,788	808	344
Total Provision	$6,767	$3,846	$1,166

Deferred income taxes at December 31, 2015 and 2014 consist of the following (in thousands):

	At December 31,
	2015	2014
Deferred Tax Assets
Net operating losses	$1,902	$826
Accrued vacation payable and deferred rent	1,567	861
Interest expense limitation	1,313	—
Gift card liability	270	264
Key money liability	218	1,287
Other	472	286
Total deferred income taxes	5,742	3,524
Valuation allowance	(1,913)	(805)
Total deferred tax assets	3,829	2,719
Deferred Tax Liabilities
Villa rental management agreement	(1,616)	(630)
Other	(229)	(236)
Total deferred tax liabilities	(1,845)	(866)
Net Deferred Tax Asset	$1,984	$1,853

A reconciliation of the provision for income taxes with the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the periods presented is as follows (dollars in thousands):

	Years Ended December 31,
	2015		2014		2013
Pre-tax income from taxable subsidiaries	$16,033		$8,275		$1,414
Federal provision at statutory tax rate	5,612	35.0%	2,813	34.0%	495	35.0%
Income not subject to federal tax	(1,244)	(7.8)%	—	—%	—	—%
State and local taxes, net of federal benefit	1,023	6.4%	280	3.4%	216	15.3%
Valuation allowance	1,108	6.9%	511	6.2%	294	20.8%
Other	72	0.4%	178	2.2%	20	1.3%
Tax provision — taxable subsidiaries	6,571	40.9%	3,782	45.8%	1,025	72.4%
Other state and local taxes	196		64		141
Total provision	$6,767		$3,846		$1,166

CWI 2015 10-K – 86

Notes to Consolidated Financial Statements

At December 31, 2015 and 2014, we had federal net operating losses of $4.8 million and $2.1 million, respectively, and associated deferred tax assets before valuation allowances of $1.7 million and $0.8 million, respectively. Our net operating losses begin expiring in 2033. Certain state jurisdictions may limit the full utilization of net operating losses. Management determined that at December 31, 2015 and 2014, $1.1 million and $0.6 million, respectively, of our deferred tax assets related to net operating losses are not more likely than not to be realized and, therefore, required a valuation allowance.

Our taxable subsidiaries recognize tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements.

The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2015	2014
Beginning balance	$—	$—
Addition based on tax positions related to prior years	684	—
Ending balance	$684	$—

At December 31, 2015, we had unrecognized tax benefits as presented in the table above that, if recognized, would have a favorable impact on our effective income tax rate in future periods. At December 31, 2015, we had no accrued interest related to uncertain tax positions.

Our tax returns are subject to audit by taxing authorities. The statute of limitations varies by jurisdiction and ranges from three to four years. Such audits can often take years to complete and settle. The tax years 2012 through 2015 remain open to examination by the major taxing jurisdictions to which we are subject.

CWI 2015 10-K – 87

Notes to Consolidated Financial Statements

Note 14. Selected Quarterly Financial Data (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$109,787	$136,191	$149,642	$146,483
Operating expenses	108,956	126,574	135,403	147,233
Net (loss) income	(11,151)	907	(3,854)	(16,542)
(Income) loss attributable to noncontrolling interests	(803)	206	2,794	2,718
Net (loss) income attributable to CWI stockholders	$(11,954)	$1,113	$(1,060)	$(13,824)
Basic and diluted (loss) earnings per share attributable to CWI stockholders (a)	$(0.09)	$0.01	$(0.01)	$(0.10)
Basic and diluted distributions declared per share	$0.1375	$0.1375	$0.1425	$0.1425

	Three Months Ended
	March 31, 2014 (a)	June 30, 2014 (a)	September 30, 2014 (a)	December 31, 2014 (a)
Revenue	$59,685	$86,857	$97,131	$104,406
Operating expenses	61,237	89,055	85,878	104,693
Net loss	(8,786)	(11,938)	(464)	(12,532)
Loss (income) attributable to noncontrolling interests	212	(188)	3,294	(2,330)
Net (loss) income attributable to CWI stockholders	$(8,574)	$(12,126)	$2,830	$(14,862)
Basic and diluted (loss) earnings per share attributable to CWI stockholders (a)	$(0.13)	$(0.16)	$0.03	$(0.14)
Basic and diluted distributions declared per share	$0.1375	$0.1375	$0.1375	$0.1375
___________

(a)
The sum of the quarterly Basic and diluted loss per share does not agree to the annual Loss per share for 2014 as a result of the issuance of common stock from our follow-on offering, which terminated on December 31, 2014. Additionally, our results are not comparable year over year because of hotel acquisitions in 2014 and 2015.

Note 15. Subsequent Events

Acquisitions

On February 12, 2016, we acquired the remaining 25% interest in the Fairmont Sonoma Mission Inn & Spa for a purchase price of $20.5 million, bringing our ownership interest in the hotel to 100%. We acquired our original 75% interest on July 10, 2013. The hotel will continue to be managed by Fairmont Hotels & Resorts (Maryland) LLC. In connection with our acquisition of the remaining 25% interest, we refinanced the existing non-recourse mortgage loan of $44.0 million with a new non-recourse mortgage loan of $64.0 million, with a fixed annual interest rate of 4.36% and term of seven years.

On February 17, 2016, we acquired a 100% interest in the Equinox, A Luxury Collection Golf Resort & Spa, from an unaffiliated third party for $75.2 million and obtained a non-recourse mortgage loan of $46.5 million. We drew $30.0 million on our Senior Credit Facility to fund this acquisition. The 195-room resort is located in Manchester Village, Vermont. The hotel will continue to be managed by HEI Hotel & Resorts.

It was not practicable to disclose the preliminary purchase price allocations or consolidated pro forma financial information for these acquisitions given the short period of time between the acquisition dates and the issuance of this Report.

CWI 2015 10-K – 88

Notes to Consolidated Financial Statements

Refinancing

On March 4, 2016, we refinanced the non-recourse mortgage loan of $79.0 million on the Hawks Cay Resort with a new non-recourse mortgage loan of $100.0 million that has a floating interest rate of LIBOR plus 3.0%, which is subject to an interest rate cap, and a term of four years.

CWI 2015 10-K – 89

CAREY WATERMARK INVESTORS INCORPORATED
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2015, 2014, and 2013
(in thousands)

Description	Balance at Beginning of Year	Other Additions	Deductions	Balance at End of Year
Year Ended December 31, 2015
Valuation reserve for deferred tax assets	$805	$1,120	$(12)	$1,913

Year Ended December 31, 2014
Valuation reserve for deferred tax assets	$294	$638	$(127)	$805

Year Ended December 31, 2013
Valuation reserve for deferred tax assets	$—	$294	$—	$294

CWI 2015 10-K – 90

CAREY WATERMARK INVESTORS INCORPORATED
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (a)	Decrease In Net Investments (b)	Gross Amount at which Carried at Close of Period (b)						Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total	Accumulated Depreciation (b)	Date of Construction	Date Acquired

Hotel in Braintree, MA	$12,000	$1,516	$10,626	$1,066	$—	$1,516	$11,692	$13,208	$1,239	2001	May 2012	4 ‒ 40 yrs.
Hotel in New Orleans, LA	10,637	1,539	15,223	1,822	—	1,539	17,045	18,584	1,855	2004	Jun. 2012	4 ‒ 40 yrs.
Hotel in Lake Arrowhead, CA	15,000	4,300	17,990	3,642	—	4,300	21,632	25,932	3,091	1982	Jul. 2012	4 ‒ 40 yrs.
Hotel in San Diego, CA	49,340	16,200	65,452	1,436	—	16,200	66,888	83,088	5,421	1971	Dec. 2012	4 ‒ 40 yrs.
Hotel in Atlanta, GA	13,051	3,062	13,627	146	—	3,062	13,773	16,835	1,029	1930	Feb. 2013	4 ‒ 40 yrs.
Hotel in Baton Rouge, LA	9,404	2,400	11,558	220	—	2,400	11,778	14,178	969	2004	Feb. 2013	4 ‒ 40 yrs.
Hotel in Birmingham, AL	9,020	2,634	11,809	60	(6,143)	2,634	5,726	8,360	952	1994	Feb. 2013	4 ‒ 40 yrs.
Hotel in Frisco, TX	8,828	2,445	12,877	887	—	2,445	13,764	16,209	1,138	2003	Feb. 2013	4 ‒ 40 yrs.
Hotel in Memphis, TN	21,030	5,509	23,645	346	—	5,509	23,991	29,500	1,822	1999	Feb. 2013	4 ‒ 40 yrs.
Hotel in Pittsburgh, PA	20,200	3,515	25,833	1,188	—	3,515	27,021	30,536	2,097	2003	Mar. 2013	4 ‒ 40 yrs.
Hotel in Nashville, TN	44,000	7,850	60,220	432	—	7,850	60,652	68,502	4,017	1961	May 2013	4 ‒ 40 yrs.
Hotel in New York, NY	79,391	30,023	81,398	796	—	30,023	82,194	112,217	5,370	2008	Jun. 2013	4 ‒ 40 yrs.
Hotel in Sonoma, CA	44,000	17,657	66,593	2,483	—	17,657	69,076	86,733	4,785	1927	Jul. 2013	4 ‒ 40 yrs.
Hotel in Raleigh, NC	51,500	—	68,405	1,950	—	—	70,355	70,355	4,456	2008	Aug. 2013	4 ‒ 40 yrs.
Hotel in Duck Key, FL	79,000	25,800	73,150	8,327	—	25,800	81,477	107,277	4,682	1960	Oct. 2013	4 ‒ 40 yrs.
Hotel in Chicago, IL	90,000	—	132,198	17,007	—	—	149,205	149,205	8,021	1991	Dec. 2013	4 ‒ 40 yrs.
Hotel in Austin, TX	56,500	9,100	73,700	17	—	9,100	73,717	82,817	3,225	2013	Apr. 2014	4 ‒ 40 yrs.
Hotel in New York, NY	56,000	—	87,438	86	—	—	87,524	87,524	3,499	2013	May 2014	4 ‒ 40 yrs.
Hotel in Austin, TX	67,000	18,210	78,703	167	—	18,210	78,870	97,080	3,147	1986	May 2014	4 ‒ 40 yrs.
Hotel in Boca Raton, FL	41,000	11,500	46,149	3,731	—	11,500	49,880	61,380	1,797	1987	Jun. 2014	4 ‒ 40 yrs.
Hotel in Denver, CO	53,000	5,662	71,598	26	—	5,662	71,624	77,286	2,741	2013	Jun. 2014	4 ‒ 40 yrs.
Hotel in Duck, NC	22,000	9,800	23,677	4,839	—	9,800	28,516	38,316	1,005	1985	Oct. 2014	4 ‒ 40 yrs.
Hotel in Savannah, GA	14,850	4,300	17,753	3	—	4,300	17,756	22,056	518	2006	Oct. 2014	4 ‒ 40 yrs.
Hotel in Kansas City, MO	38,500	5,100	48,748	44	—	5,100	48,792	53,892	1,367	1987	Nov. 2014	4 ‒ 40 yrs.
Hotel in Minneapolis, MN	43,500	6,405	57,105	26	—	6,405	57,131	63,536	1,272	1941	Feb. 2015	4 ‒ 40 yrs.
Hotel in Pasadena, CA	88,500	22,785	112,215	4	—	22,785	112,219	135,004	2,222	1989	Mar. 2015	4 ‒ 40 yrs.
Hotel in Atlanta, GA	38,000	5,700	47,680	30	—	5,700	47,710	53,410	809	2012	Apr. 2015	4 ‒ 40 yrs.
Hotel in Key Biscayne, FL	169,371	117,200	154,182	518	—	117,200	154,700	271,900	2,313	2001	May 2015	4 ‒ 40 yrs.
Hotel in Fort Lauderdale, FL	70,000	22,100	74,422	6,078	—	22,100	80,500	102,600	1,052	2007	Jun. 2015	4 ‒ 40 yrs.
Hotel in Dallas, TX	44,800	9,400	57,989	—	—	9,400	57,989	67,389	167	1923	Nov. 2015	4 ‒ 40 yrs.
	$1,359,422	$371,712	$1,641,963	$57,377	$(6,143)	$371,712	$1,693,197	$2,064,909	$76,078
___________

(a)	Consists of the cost of improvements subsequent to acquisition and acquisition costs, including construction costs primarily for renovations pursuant to our contractual obligations.

(b)	The decrease in net investments was due to an impairment charge.

(c)	A reconciliation of hotels and accumulated depreciation follows:

CWI 2015 10-K – 91

CAREY WATERMARK INVESTORS INCORPORATED
NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

	Reconciliation of Hotels
	Years Ended December 31,
	2015	2014	2013
Beginning balance	$1,463,391	$821,551	$133,010
Additions	687,183	632,046	682,376
Improvements	41,264	9,794	6,165
Impairment charge	(6,143)	—	—
Disposition	(120,786)	—	—
Ending balance	$2,064,909	$1,463,391	$821,551

	Reconciliation of Accumulated Depreciation for Hotels
	Years Ended December 31,
	2015	2014	2013
Beginning balance	$35,846	$10,550	$839
Depreciation expense	41,056	25,296	9,711
Disposition	(824)	—	—
Ending balance	$76,078	$35,846	$10,550

At December 31, 2015, the aggregate cost of real estate that we and our consolidated subsidiaries own for federal income tax purposes was approximately $2.0 billion.

CWI 2015 10-K – 92

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2015 at a reasonable level of assurance.

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

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting at December 31, 2015. In making this assessment, we used criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that, at December 31, 2015 and 2014, our internal control over financial reporting was effective based on those criteria.

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

Item 9B. Other Information.

None.

CWI 2015 10-K – 93

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation.

This information will be contained in our definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in our definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

This information will be contained in our definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

CWI 2015 10-K – 94

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment and Restatement of Carey Watermark Investors Incorporated	Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

3.2	Bylaws of Carey Watermark Investors Incorporated filed on March 26, 2008	Incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-11 (File No. 333-149899) filed on March 26, 2008

4.1	Amended and Restated Distribution Reinvestment and Stock Purchase Plan	Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3D filed on February 11, 2015

10.1	Agreement of Limited Partnership of CWI OP, LP dated September 15, 2010 by and between Carey Watermark Investors Incorporated and Carey Watermark Holdings, LLC	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.2	2010 Equity Incentive Plan	Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.3	Indemnification Agreement dated September 15, 2010, between Carey Watermark Investors Incorporated and CWA, LLC	Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.4	Form of Indemnification Agreement between Carey Watermark Investors Incorporated and its directors and executive officers	Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.5	Carey Watermark Investors Incorporated Directors’ Incentive Plan - 2010 Equity Incentive Plan	Incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2010 filed March 18, 2011

10.6	Form of Restricted Stock Unit Award Agreement	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed May 13, 2011

10.7	Limited Liability Company Operating Agreement of CWI-HRI French Quarter Hotel Property, LLC dated September 2, 2011 by and between CWI New Orleans Hotel, LLC and Guitar Partners LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 12, 2011

10.8	Limited Liability Company Operating Agreement of CWI-HRI New Orleans CBD Hotel, LLC dated as of June 8, 2012, by and between CWI New Orleans CBD Hotel, LLC and Eleventh Floor Lodging, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 14, 2012

10.9	Limited Liability Company Operating Agreement of CWI-AM Atlanta Perimeter Hotel, LLC, dated as of October 3, 2012, by and between CWI Atlanta Perimeter Hotel, LLC and the Arden-Marcus Perimeter LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 10, 2012

CWI 2015 10-K – 95

Exhibit No.	Description	Method of Filing
10.10	Limited Liability Company Operating Agreement of CWI-Fairmont Sonoma Hotel, LLC, by and between CWI Sonoma Hotel, LLC and Fairmont Hotels and Resorts (Maryland) LLC, dated as of July 10, 2013	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 16, 2013

10.11	Agreement for Sale and Purchase of Hotel Westin Minneapolis, dated as of January 8, 2015, by and between HEI Minneapolis LLC and CWI Minneapolis Hotel, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-54263) filed on April 30, 2015

10.12	Agreement for Sale and Purchase of Hotel Westin Pasadena, dated as of February 23, 2015, by and between HEI Pasadena LLC and CWI Pasadena Hotel, LP	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-54263) filed on April 30, 2015

10.13	First Amendment to Subadvisory Agreement, dated as of May 12, 2015, by and between Carey Lodging Advisors, LLC and CWA, LLC	Incorporated by reference to Exhibit 10.4 to Current Report on Form 10-Q (File No. 000-54263) filed on May 14, 2015

10.14	Agreement for Sale and Purchase of Hotel Le Méridien Dallas, The Stoneleigh, dated as of October 23, 2015, by and between HEI Stoneleigh Hotel LLC and CWI Dallas Hotel, LP.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-54263) filed on November 25, 2015

10.15
Credit Agreement, dated as of December 4, 2015, by and among CWI OP, LP, as Borrower, Carey Watermark Investors Incorporated, as REIT Guarantor, the financial institutions party hereto and their assignees under Section 12.5., as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent.
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-54263) filed on December 7, 2015

10.16	Amended and Restated Advisory Agreement, dated as of January 1, 2016, by and among Carey Watermark Investors Incorporated, CWI OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.14 to W. P. Carey’s Annual Report on Form 10-K (File No. 001-13779) filed on February 26, 2016

CWI 2015 10-K – 96

Exhibit No.	Description	Method of Filing
21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.4	Subadvisory Agreement dated September 15, 2010 by and between Carey Lodging Advisors, LLC and CWA, LLC	Incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-11 (File No. 333-191913) filed on December 17, 2013

101
The following materials from Carey Watermark Investors Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2015 and 2014, (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Equity for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, (vi) Notes to Consolidated Financial Statements, (vii) Schedule II — Valuation and Qualifying Accounts, (viii) Schedule III — Real Estate and Accumulated Depreciation, and (ix) Notes to Schedule III.
Filed herewith

CWI 2015 10-K – 97

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors Incorporated
Date:	March 15, 2016
		By:	/s/ Michael G. Medzigian
Michael G. Medzigian
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael G. Medzigian	Chief Executive Officer and Director	March 15, 2016
Michael G. Medzigian	(Principal Executive Officer)

/s/ Hisham A. Kader	Chief Financial Officer	March 15, 2016
Hisham A. Kader	(Principal Financial Officer)

/s/ Noah K. Carter	Controller	March 15, 2016
Noah K. Carter	(Principal Accounting Officer)

/s/ Charles S. Henry	Director	March 15, 2016
Charles S. Henry

/s/ Michael D. Johnson	Director	March 15, 2016
Michael D. Johnson

/s/ Robert E. Parsons, Jr.	Director	March 15, 2016
Robert E. Parsons, Jr.

/s/ William H. Reynolds, Jr.	Director	March 15, 2016
William H. Reynolds, Jr.

CWI 2015 10-K – 98

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment and Restatement of Carey Watermark Investors Incorporated	Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

3.2	Bylaws of Carey Watermark Investors Incorporated filed on March 26, 2008	Incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-11 (File No. 333-149899) filed on March 26, 2008

4.1	Amended and Restated Distribution Reinvestment and Stock Purchase Plan	Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3D filed on February 11, 2015

10.1	Agreement of Limited Partnership of CWI OP, LP dated September 15, 2010 by and between Carey Watermark Investors Incorporated and Carey Watermark Holdings, LLC	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.2	2010 Equity Incentive Plan	Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.3	Indemnification Agreement dated September 15, 2010, between Carey Watermark Investors Incorporated and CWA, LLC	Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.4	Form of Indemnification Agreement between Carey Watermark Investors Incorporated and its directors and executive officers	Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 12, 2010

10.5	Carey Watermark Investors Incorporated Directors’ Incentive Plan - 2010 Equity Incentive Plan	Incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2010 filed March 18, 2011

10.6	Form of Restricted Stock Unit Award Agreement	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed May 13, 2011

10.7	Limited Liability Company Operating Agreement of CWI-HRI French Quarter Hotel Property, LLC dated September 2, 2011 by and between CWI New Orleans Hotel, LLC and Guitar Partners LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 12, 2011

10.8	Limited Liability Company Operating Agreement of CWI-HRI New Orleans CBD Hotel, LLC dated as of June 8, 2012, by and between CWI New Orleans CBD Hotel, LLC and Eleventh Floor Lodging, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 14, 2012

10.9	Limited Liability Company Operating Agreement of CWI-AM Atlanta Perimeter Hotel, LLC, dated as of October 3, 2012, by and between CWI Atlanta Perimeter Hotel, LLC and the Arden-Marcus Perimeter LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 10, 2012

Exhibit No.	Description	Method of Filing
10.10	Limited Liability Company Operating Agreement of CWI-Fairmont Sonoma Hotel, LLC, by and between CWI Sonoma Hotel, LLC and Fairmont Hotels and Resorts (Maryland) LLC, dated as of July 10, 2013	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 16, 2013

10.11	Agreement for Sale and Purchase of Hotel Westin Minneapolis, dated as of January 8, 2015, by and between HEI Minneapolis LLC and CWI Minneapolis Hotel, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-54263) filed on April 30, 2015

10.12	Agreement for Sale and Purchase of Hotel Westin Pasadena, dated as of February 23, 2015, by and between HEI Pasadena LLC and CWI Pasadena Hotel, LP	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-54263) filed on April 30, 2015

10.13	First Amendment to Subadvisory Agreement, dated as of May 12, 2015, by and between Carey Lodging Advisors, LLC and CWA, LLC	Incorporated by reference to Exhibit 10.4 to Current Report on Form 10-Q (File No. 000-54263) filed on May 14, 2015

10.14	Agreement for Sale and Purchase of Hotel Le Méridien Dallas, The Stoneleigh, dated as of October 23, 2015, by and between HEI Stoneleigh Hotel LLC and CWI Dallas Hotel, LP.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-54263) filed on November 25, 2015

10.15
Credit Agreement, dated as of December 4, 2015, by and among CWI OP, LP, as Borrower, Carey Watermark Investors Incorporated, as REIT Guarantor, the financial institutions party hereto and their assignees under Section 12.5., as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent.
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-54263) filed on December 7, 2015

10.16	Amended and Restated Advisory Agreement, dated as of January 1, 2016, by and among Carey Watermark Investors Incorporated, CWI OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.14 to W. P. Carey’s Annual Report on Form 10-K (File No. 001-13779) filed on February 26, 2016

Exhibit No.	Description	Method of Filing
21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.4	Subadvisory Agreement dated September 15, 2010 by and between Carey Lodging Advisors, LLC and CWA, LLC	Incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-11 (File No. 333-191913) filed on December 17, 2013

101
The following materials from Carey Watermark Investors Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2015 and 2014, (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Equity for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, (vi) Notes to Consolidated Financial Statements, (vii) Schedule II — Valuation and Qualifying Accounts, (viii) Schedule III — Real Estate and Accumulated Depreciation, and (ix) Notes to Schedule III.
Filed herewith