Form 10-Q
period 2016-03-31
Carey Watermark Investors Inc
filed 2016-05-13
CIK 1430259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Registrant has 134,627,177 shares of common stock, $0.001 par value, outstanding at May 6, 2016.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements, as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 16, 2016, or the 2015 Annual Report. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

CWI 3/31/2016 10-Q – 1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
Assets
Investments in real estate:
Hotels, at cost (inclusive of $530,666 and $525,635, respectively, attributable to variable interest entities, or VIEs)	$2,302,010	$2,208,941
Accumulated depreciation (inclusive of $19,298 and $15,341, respectively, attributable to VIEs)	(134,844)	(115,639)
Net investments in hotels	2,167,166	2,093,302
Equity investments in real estate	80,481	79,901
Cash (inclusive of $13,020 and $15,069, respectively, attributable to VIEs)	77,881	83,112
Intangible assets, net (inclusive of $40,052 and $40,252, respectively, attributable to VIEs)	81,434	81,877
Accounts receivable (inclusive of $15,719 and $7,078, respectively, attributable to VIEs)	29,195	19,790
Restricted cash (inclusive of $7,389 and $11,934, respectively, attributable to VIEs)	60,651	63,727
Other assets (inclusive of $4,663 and $4,901, respectively, attributable to VIEs)	26,061	30,050
Total assets	$2,522,869	$2,451,759
Liabilities and Equity
Liabilities:
Non-recourse debt, net (inclusive of $318,333 and $318,936, respectively, attributable to VIEs)	$1,434,566	$1,350,835
Senior Credit Facility	35,000	20,000
Accounts payable, accrued expenses and other liabilities (inclusive of $31,049 and $29,437, respectively, attributable to VIEs)	116,477	103,464
Due to related parties and affiliates	3,991	3,104
Distributions payable	19,027	18,909
Total liabilities	1,609,061	1,496,312
Commitments and contingencies (Note 10)
Equity:
CWI stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized; 133,520,416 and 132,686,254 shares, respectively, issued and outstanding	134	134
Additional paid-in capital	1,105,362	1,112,640
Distributions and accumulated losses	(271,322)	(241,379)
Accumulated other comprehensive loss	(2,352)	(885)
Total CWI stockholders’ equity	831,822	870,510
Noncontrolling interests	81,986	84,937
Total equity	913,808	955,447
Total liabilities and equity	$2,522,869	$2,451,759

See Notes to Consolidated Financial Statements.

CWI 3/31/2016 10-Q – 2

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues
Hotel Revenues
Rooms	$106,109	$76,107
Food and beverage	37,000	23,832
Other operating revenue	12,250	9,848
Total Hotel Revenues	155,359	109,787
Operating Expenses
Hotel Expenses
Rooms	22,578	17,191
Food and beverage	26,690	17,027
Other hotel operating expenses	7,021	5,279
Sales and marketing	14,948	11,585
General and administrative	13,544	9,606
Property taxes, insurance, rent and other	17,508	11,530
Repairs and maintenance	5,120	4,489
Utilities	3,874	3,378
Management fees	5,525	2,628
Depreciation and amortization	19,600	14,300
Total Hotel Expenses	136,408	97,013

Other Operating Expenses
Asset management fees to affiliate and other expenses	3,772	2,569
Acquisition-related expenses	3,727	6,388
Corporate general and administrative expenses	3,394	2,986
Total Other Operating Expenses	10,893	11,943
Operating Income	8,058	831
Other Income and (Expenses)
Interest expense	(16,017)	(11,495)
Equity in earnings of equity method investments in real estate	2,302	660
Loss on extinguishment of debt (Note 9)	(1,064)	(147)
Other income	5	11
	(14,774)	(10,971)
Loss from Operations Before Income Taxes	(6,716)	(10,140)
Benefit from (provision for) income taxes	1,171	(1,011)
Net Loss	(5,545)	(11,151)
Income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $2,507 and $1,847, respectively)	(5,371)	(803)
Net Loss Attributable to CWI Stockholders	$(10,916)	$(11,954)
Basic and Diluted Loss Per Share	$(0.08)	$(0.09)
Basic and Diluted Weighted-Average Shares Outstanding	133,622,187	129,842,946

Distributions Declared Per Share	$0.1425	$0.1375

See Notes to Consolidated Financial Statements.

CWI 3/31/2016 10-Q – 3

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Net Loss	$(5,545)	$(11,151)
Other Comprehensive Loss
Other comprehensive loss before reclassifications — unrealized loss on derivative instruments	(1,298)	(1,731)
Amounts reclassified from accumulated other comprehensive loss to Interest expense — derivative instruments	275	404
Amounts reclassified from accumulated other comprehensive loss to Equity in earnings of equity method investments in real estate — derivative instruments	110	132
Comprehensive Loss	(6,458)	(12,346)

Amounts Attributable to Noncontrolling Interests
Net income	(5,371)	(803)
Change in unrealized loss on derivative instruments	369	310
Comprehensive income attributable to noncontrolling interests	(5,002)	(493)
Comprehensive Loss Attributable to CWI Stockholders	$(11,460)	$(12,839)

See Notes to Consolidated Financial Statements.

CWI 3/31/2016 10-Q – 4

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Three Months Ended March 31, 2016 and 2015
(in thousands, except share and per share amounts)

	CWI Stockholders
	Shares	Common Stock	Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CWI Stockholders	Noncontrolling Interests	Total
Balance at January 1, 2016	132,686,254	$134	$1,112,640	$(241,379)	$(885)	$870,510	$84,937	$955,447
Net loss				(10,916)		(10,916)	5,371	(5,545)
Shares issued, net of offering costs	1,129,614	1	11,636			11,637		11,637
Distributions to noncontrolling interests						—	(3,779)	(3,779)
Shares issued under share incentive plans			93			93		93
Purchase of membership interest from noncontrolling interest			(16,024)		(923)	(16,947)	(4,174)	(21,121)
Distributions declared ($0.1425 per share)				(19,027)		(19,027)		(19,027)
Other comprehensive loss:
Change in net unrealized loss on derivative instruments					(544)	(544)	(369)	(913)
Repurchase of shares	(295,452)	(1)	(2,983)			(2,984)		(2,984)
Balance at March 31, 2016	133,520,416	$134	$1,105,362	$(271,322)	$(2,352)	$831,822	$81,986	$913,808

Balance at January 1, 2015	129,083,977	$129	$1,075,768	$(142,123)	$(517)	$933,257	$13,688	$946,945
Net loss				(11,954)		(11,954)	803	(11,151)
Shares issued, net of offering costs	935,081	1	9,026			9,027		9,027
Shares issued to affiliates	96,469		994			994		994
Distributions to noncontrolling interests						—	(2,331)	(2,331)
Shares issued under share incentive plans			73			73		73
Distributions declared ($0.1375 per share)				(17,853)		(17,853)		(17,853)
Other comprehensive income:
Change in net unrealized loss on derivative instruments					(885)	(885)	(310)	(1,195)
Repurchase of shares	(174,339)		(1,717)			(1,717)		(1,717)
Balance at March 31, 2015	129,941,188	$130	$1,084,144	$(171,930)	$(1,402)	$910,942	$11,850	$922,792

See Notes to Consolidated Financial Statements.

CWI 3/31/2016 10-Q – 5

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash Flows — Operating Activities
Net loss	$(5,545)	$(11,151)
Adjustments to net loss:
Depreciation and amortization	19,600	14,300
Equity in earnings of equity method investments in real estate in excess of distributions received	(1,658)	(533)
Straight-line rent adjustments	1,324	1,342
Loss on extinguishment of debt (Note 9)	668	15
Amortization of stock-based compensation expense	93	73
Amortization of deferred financing costs, fair market value of debt, ground lease intangible and other	(66)	504
Net changes in other operating assets and liabilities	(1,489)	2,593
Receipt of key money and other deferred incentive payments	1,050	2,713
Increase in due to related parties and affiliates	56	6,074
Net Cash Provided by Operating Activities	14,033	15,930

Cash Flows — Investing Activities
Acquisitions of hotels	(74,224)	(207,914)
Funds released from escrow	39,621	19,889
Funds placed in escrow	(36,545)	(16,661)
Capital expenditures	(18,984)	(13,698)
Deposits released for hotel investments	5,718	—
Distributions received from equity investments in excess of equity income	999	282
Deposits for hotel investments	—	(2,100)
Net Cash Used in Investing Activities	(83,415)	(220,202)

Cash Flows — Financing Activities
Proceeds from mortgage financing	210,500	55,500
Scheduled payments and prepayments of mortgage principal	(124,440)	(10,399)
Proceeds from Senior Credit Facility	30,000	—
Purchase of membership interest from noncontrolling interest (Note 11)	(21,121)	—
Distributions paid	(18,909)	(14,859)
Repayment of Senior Credit Facility	(15,000)	—
Proceeds from issuance of shares, net of offering costs	11,635	8,772
Distributions to noncontrolling interests	(3,779)	(2,331)
Repurchase of shares	(2,984)	(1,717)
Deferred financing costs	(2,306)	(558)
Deposits released for mortgage financing	1,850	—
Termination of interest rate swap	(1,221)	—
Purchase of interest rate caps	(74)	(35)
Deposits for mortgage financing	—	(1,914)
Net Cash Provided by Financing Activities	64,151	32,459

Change in Cash During the Period
Net decrease in cash	(5,231)	(171,813)
Cash, beginning of period	83,112	330,811
Cash, end of period	$77,881	$158,998
See Notes to Consolidated Financial Statements.

CWI 3/31/2016 10-Q – 6

CAREY WATERMARK INVESTORS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business

Organization

Carey Watermark Investors Incorporated, or CWI or CWI 1, and, together with its consolidated subsidiaries, we, us, or our, a publicly-owned, non-listed real estate investment trust, or REIT, formed as a Maryland corporation in March 2008 for the purpose of acquiring, owning, disposing of and, through our Advisor, managing and seeking to enhance the value of interests in lodging and lodging-related properties primarily in the United States. We conduct substantially all of our investment activities and own all of our assets through CWI OP, LP, or the Operating Partnership. We are a general partner and a limited partner and own a 99.985% capital interest in the Operating Partnership. Carey Watermark Holdings, LLC, or Carey Watermark Holdings, which is owned indirectly by both W. P. Carey Inc., or WPC, and Watermark Capital Partners, LLC, or Watermark Capital Partners, holds a special general partner interest in the Operating Partnership.

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

We held ownership interests in 35 hotels at March 31, 2016. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 — Portfolio Overview for a complete listing of the hotels that we consolidate, or our Consolidated Hotels, and the hotels that we record as equity investments, or our Unconsolidated Hotels, at March 31, 2016.

Public Offerings

We raised $575.8 million through our initial public offering, which ran from September 15, 2010 through September 15, 2013, and $577.4 million through our follow-on offering, which ran from December 20, 2013 through December 31, 2014. From inception through March 31, 2016, we also received $89.9 million through our distribution reinvestment plan, or DRIP. We have fully invested the proceeds from both our initial public offering and follow-on offering.

Note 2. Basis of Presentation

Basis of Presentation

Our interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of our consolidated financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States, or GAAP.

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position, results of operations and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2015, which are included in our 2015 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

CWI 3/31/2016 10-Q – 7

Notes to Consolidated Financial Statements (Unaudited)

Basis of Consolidation

Our consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries. The portions of equity in consolidated subsidiaries that are not attributable, directly or indirectly, to us are presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

On January 1, 2016, we adopted the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Update, or ASU, 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, as described in the Recent Accounting Pronouncements section below, which amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a variable interest entity, or VIE, and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. We apply accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain decision-making rights within a loan or joint-venture agreement can cause us to consider an entity a VIE. Limited partnerships and other similar entities which operate as a partnership will be considered a VIE unless the limited partners hold substantive kick-out rights or participation rights. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE, and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of the VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. We performed this analysis on all of our subsidiary entities following the guidance in ASU 2015-02 to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of our assessment, at March 31, 2016, we considered five entities VIEs, four of which we consolidate and one of which we account for as an equity investment, and have reflected the assets and liabilities of these consolidated VIEs parenthetically on our consolidated balance sheets. As part of this assessment, we determined that five entities that were previously classified as voting interest entities should now be classified as VIEs as of January 1, 2016 and therefore included in our VIE disclosure. However, there was no change in determining whether or not we consolidate these entities as a result of the new guidance. We elected to retrospectively adopt ASU 2015-02 which resulted in changes to our VIE disclosures within the consolidated balance sheets. There were no other changes to our consolidated balance sheets or results of operations for the period presented.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

During the year ended December 31, 2015, we determined that our presentation of common shares repurchased should be classified as a reduction to Common stock for the par amount of the common shares repurchase and as a reduction to Additional paid-in capital for the excess over the amount allocated to common stock, as well as included as shares unissued within the consolidated financial statements. We previously classified common shares repurchased as Treasury stock in our consolidated balance sheets. We repurchased 174,339 shares during the three months ended March 31, 2015. We evaluated the impact of this correction on previously-issued financial statements and concluded that they were not materially misstated. In order to conform previously-issued financial statements to the current period, we elected to revise previously-issued financial statements the next time such financial statements are filed. The correction eliminates Treasury stock of $4.7 million as of March 31, 2015 and results in a corresponding reduction of Additional paid-in capital, but has no impact on total equity within the consolidated balance sheet as of March 31, 2015 and consolidated statement of equity for the three months ended March 31, 2015. The accompanying consolidated statement of equity for the three months ended March 31, 2015 has been revised accordingly. In addition, we will revise the consolidated statements of equity for the periods ended June 30, 2015 and September 30, 2015, as those financial statements are presented in future filings. The misclassification had no impact on the previously-reported consolidated statements of income, consolidated statements of comprehensive income, or consolidated statements of cash flows.
On January 1, 2016, we adopted ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30) as described in the Recent Accounting Pronouncements section below. ASU 2015-03 changes the presentation of debt issuance costs, which were previously recognized as an asset and requires that they be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. As a result of adopting this guidance, we reclassified $8.6 million of deferred financing costs, net from Other assets to Non-recourse debt, net as of December 31, 2015.

CWI 3/31/2016 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. Additionally, this guidance modifies disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year, beginning in 2018, with early adoption permitted but not before 2017, the original public company effective date. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810). ASU 2015-02 amends the current consolidation guidance, including modification of the guidance for evaluating whether limited partnerships and similar legal entities are VIEs or voting interest entities. The guidance does not amend the existing disclosure requirements for VIEs or voting interest model entities. The guidance, however, modified the requirements to qualify under the voting interest model. Under the revised guidance, ASU 2015-02 requires an entity to classify a limited liability company or a limited partnership as a VIE unless the partnership provides partners with either substantive kick-out rights or substantive participating rights over the managing member or general partner. Refer to the discussion in the Basis of Consolidation section above.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30). ASU 2015-03 changes the presentation of debt issuance costs, which were previously recognized as an asset, and requires that they be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 does not affect the recognition and measurement guidance for debt issuance costs. ASU 2015-03 is effective for periods beginning after December 15, 2015 and retrospective application is required. We adopted ASU 2015-03 on January 1, 2016 and have disclosed the reclassification of our debt issuance costs in the Reclassifications section above.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively. Instead, an acquirer will recognize a measurement period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, early adoption is permitted and prospective application is required for adjustments that are identified after the effective date of this update. We elected to early adopt ASU 2015-16 and implemented the standard prospectively beginning July 1, 2015. The adoption and implementation of the standard did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Additionally, the new standard requires extensive quantitative and qualitative disclosures. ASU 2016-02 is effective for U.S. GAAP public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; for all other entities, the final lease standard will be effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application will be permitted for all entities. The new standard must be adopted using a modified retrospective transition of the new guidance and provides for certain practical expedients. Transition will require application of the new model at the beginning of the earliest comparative period presented. We are evaluating the impact of the new standard and have not yet determined if it will have a material impact on our business or our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. ASU 2016-05 clarifies that a change in counterparty to a derivative contract in and of itself, does not require the dedesignation of a hedging relationship. ASU 2016-05 is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted and entities have the option of adopting this guidance on a prospective basis to new derivative contracts or on a modified retrospective basis. We elected to early adopt ASU 2-16-05 on January 1, 2016 on a prospective basis and there was no impact on our consolidated financial statements.

CWI 3/31/2016 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323). ASU 2016-07 simplifies the transition to the equity method of accounting. ASU 2016-07 eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. Instead, the equity method of accounting will be applied prospectively from the date significant influence is obtained. The new standard should be applied prospectively for investments that qualify for the equity method of accounting in interim and annual periods beginning after December 15, 2016. Early adoption is permitted and we elected to early adopt this standard as of January 1, 2016. The adoption of this standard had no impact on our consolidated financial statements.

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

The following tables present a summary of fees we paid and expenses we reimbursed to our Advisor, Subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

	Three Months Ended March 31,
	2016	2015
Amounts Included in the Consolidated Statements of Operations
Asset management fees	$3,470	$2,553
Available Cash Distributions	2,507	1,847
Acquisition fees	2,158	5,682
Personnel and overhead reimbursements	1,975	1,848
	$10,110	$11,930

Other Transaction Fees Incurred
Advisor fee for purchase of membership interest (Note 11)	$527	$—
Capitalized loan refinancing fee	500	—
	$1,027	$—

The following table presents a summary of the amounts included in Due to related parties and affiliates in the consolidated financial statements (in thousands):

	March 31, 2016	December 31, 2015
Amounts Due to Related Parties and Affiliates
Reimbursable costs	$1,799	$1,605
Other amounts due to our Advisor	1,680	1,105
Due to CWI 2	399	—
Due to joint venture partners and other	113	394
	$3,991	$3,104

CWI 3/31/2016 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

Asset Management Fees, Dispositions Fees and Loan Refinancing Fees

We pay our Advisor an annual asset management fee equal to 0.5% of the aggregate Average Market Value of our Investments, both as defined in our advisory agreement with our Advisor. Our Advisor is also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property, as well as a loan refinancing fee of up to 1% of a refinanced loan, if certain conditions described in the advisory agreement are met. If our Advisor elects to receive all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV. We paid our asset management fees in cash for both the three months ended March 31, 2016 and 2015. For the three months ended March 31, 2015, $1.0 million in asset management fees were settled in shares of our common stock, which related to fees incurred during the fourth quarter of 2014. At March 31, 2016, our Advisor owned 1,501,028 shares (1.1%) of our outstanding common stock. Asset management fees are included in Asset management fees to affiliate and other expenses in the consolidated financial statements. No disposition fees were recognized during the three months ended March 31, 2016 and 2015.

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

Acquisition Fees to our Advisor

Our Advisor receives acquisition fees of 2.5% of the total investment cost of the properties acquired, including on our proportionate share of equity method investments and loans originated by us, not to exceed 6% of the aggregate contract purchase price of all investments and loans.

Personnel and Overhead Reimbursements/Reimbursable Costs

We reimburse our Advisor for the actual cost of personnel allocable to their time devoted to providing administrative services to us, as well as rent expense. Pursuant to the subadvisory agreement, after we reimburse our Advisor, the Advisor will subsequently reimburse the Subadvisor for personnel costs and other charges, including the services of our chief executive officer, subject to the approval of our board of directors. We have also granted restricted stock units to employees of the Subadvisor pursuant to our 2010 Equity Incentive Plan. These reimbursements are included in Corporate general and administrative expenses and Due to related parties and affiliates in the consolidated financial statements. We paid these reimbursements in cash for both the three months ended March 31, 2016 and 2015. For the three months ended March 31, 2015, less than $0.1 million in reimbursements were settled in shares, all of which related to reimbursements for costs incurred during the fourth quarter of 2014.

Other Amounts Due to Our Advisor

This balance primarily represents asset management fees payable at March 31, 2016 and December 31, 2015. At March 31, 2016, this balance also included $0.5 million for the Hawks Cay Resort mortgage loan refinancing fee due to the Advisor.

Due to Joint Venture Partners and Other

This balance is primarily comprised of amounts due from consolidated joint ventures to our joint venture partners related to hotel operating expenses paid by hotel managers that are affiliates of our joint venture partners, which will be reimbursed.

Jointly-Owned Investments and Other Transactions with Affiliates

At March 31, 2016, we owned interests in two jointly-owned investments with our affiliate, Carey Watermark Investors 2 Incorporated, or CWI 2: the Ritz-Carlton Key Biscayne, a Consolidated Hotel, and the Marriott Sawgrass Golf Resort & Spa, an Unconsolidated Hotel. CWI 2 is a publicly-owned, non-listed REIT that is also advised by our Advisor and invests in lodging and lodging-related properties.

CWI 3/31/2016 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Net Investments in Hotels

Net investments in hotels are summarized as follows (in thousands):

	March 31, 2016	December 31, 2015
Buildings	$1,688,982	$1,629,741
Land	386,512	371,712
Furniture, fixtures and equipment	123,537	121,722
Building and site improvements	64,145	63,456
Construction in progress	38,834	22,310
Hotels, at cost	2,302,010	2,208,941
Less: Accumulated depreciation	(134,844)	(115,639)
Net investments in hotels	$2,167,166	$2,093,302

2016 Acquisition

During the three months ended March 31, 2016, we acquired one Consolidated Hotel, the Equinox, a Luxury Collection Golf Resort & Spa, or Equinox, which we refer to as our 2016 Acquisition and includes real estate and other hotel assets, net of assumed liabilities, totaling $74.2 million. In connection with this acquisition, we expensed acquisition costs of $4.0 million (of which $3.7 million was expensed during the three months ended March 31, 2016 and $0.3 million was expensed during the year ended December 31, 2015), including acquisition fees of $2.2 million paid to our Advisor. See Note 9 for information about mortgage financing obtained in connection with this acquisition and Note 10 for information about planned renovations on this hotel.

The following tables present a summary of assets acquired and liabilities assumed in this business combination, at the date of acquisition, and revenues and earnings thereon, since date of acquisition through March 31, 2016 (in thousands):

Equinox (a)
Acquisition date	February 17, 2016
Cash consideration	$74,224
Assets acquired at fair value:
Land	14,800
Building and site improvements	58,396
Furniture, fixtures and equipment	1,100
Accounts receivable	534
Other assets	854
Liabilities assumed at fair value:
Accounts payable, accrued expenses and other liabilities	(1,460)
Net assets acquired at fair value	$74,224

From Acquisition date through March 31, 2016
Revenues	$1,289
Net loss	$(115)
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

CWI 3/31/2016 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

Construction in Progress

At March 31, 2016 and December 31, 2015, construction in progress, recorded at cost, was $38.8 million and $22.3 million, respectively, and related primarily to renovations at the Sheraton Austin Hotel at the Capitol, the Renaissance Chicago Downtown, the Marriott Kansas City Country Club Plaza and the Hawks Cay Resort at both March 31, 2016 and December 31, 2015 (Note 10). We capitalize interest expense and certain other costs, such as property taxes, property insurance and hotel incremental labor costs, related to hotels undergoing major renovations. We capitalized $0.3 million and $1.0 million of such costs during the three months ended March 31, 2016 and 2015, respectively.

During the three months ended March 31, 2016 and 2015, accrued capital expenditures decreased by $1.1 million and increased by $2.2 million, respectively, representing non-cash investing activity.

Note 5. Equity Investments in Real Estate

At March 31, 2016, we owned equity interests in four Unconsolidated Hotels, three with unrelated third parties and one with CWI 2. We do not control the ventures that own these hotels, but we exercise significant influence over them. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to our Advisor that we incur and other-than-temporary impairment charges, if any).

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

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these ventures are affected by the timing and nature of distributions (dollars in thousands):

Hotels	State	Number of Rooms	% Owned	Our Initial Investment (a)	Acquisition Date	Hotel Type	Renovation Status at March 31, 2016	Carrying Value at
								March 31, 2016	December 31, 2015
Unconsolidated Hotels
Hyatt French Quarter Venture (b)	LA	254	80%	$13,000	9/6/2011	Full-service	Completed	$721	$1,752
Westin Atlanta Venture (c)	GA	372	57%	13,170	10/3/2012	Full-service	Completed	7,109	7,156
Marriott Sawgrass Golf Resort & Spa Venture (d)	FL	511	50%	33,758	10/3/2014	Resort	In progress	33,794	32,668
Ritz-Carlton Philadelphia Venture (e)	PA	299	60%	38,327	5/15/2015	Full-service	Planned Future	38,857	38,325
		1,436		$98,255				$80,481	$79,901
___________

(a)	This amount represents purchase price plus capitalized costs, inclusive of fees paid to our Advisor, at the time of acquisition.

(b)	We received cash distributions of $1.2 million from this investment during the three months ended March 31, 2016.

(c)	We received cash distributions of $0.3 million from this investment during the three months ended March 31, 2016.

(d)	This investment is considered a VIE (Note 2).

(e)	We received cash distributions of $0.1 million from this investment during the three months ended March 31, 2016.

CWI 3/31/2016 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth our share of equity in earnings from our Unconsolidated Hotels, which are based on the hypothetical liquidation at book value model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended March 31,
Venture	2016	2015
Marriott Sawgrass Golf Resort & Spa Venture	$1,126	$—
Ritz-Carlton Philadelphia Venture	644	—
Westin Atlanta Venture	292	(175)
Hyatt French Quarter Venture	240	835
Total equity in earnings of equity method investments in real estate	$2,302	$660

No other-than-temporary impairment charges related to our investments in these ventures were recognized during either the three months ended March 31, 2016 or 2015.

At both March 31, 2016 and December 31, 2015, the unamortized basis differences on our equity investments were $3.5 million. Net amortization of the basis differences reduced the carrying values of our equity investments by $0.1 million and less than $0.1 million for the three months ended March 31, 2016 and 2015, respectively.

Note 6. Intangible Assets and Liabilities

Intangible assets and liabilities, included in Intangible assets, net and Accounts payable, accrued expenses and other liabilities, respectively, in the consolidated financial statements, are summarized as follows (dollars in thousands):

		March 31, 2016			December 31, 2015
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Villa/condo rental programs	45 – 55	$72,400	$(2,382)	$70,018	$72,400	$(2,005)	$70,395
Below-market hotel ground leases and parking garage lease	9.6 - 92.5	11,655	(384)	11,271	11,655	(337)	11,318
In-place leases	2 – 21	317	(172)	145	317	(153)	164
Total intangible assets, net		$84,372	$(2,938)	$81,434	$84,372	$(2,495)	$81,877

Amortizable Intangible Liability
Above-market hotel ground lease	85	$(2,100)	$46	$(2,054)	$(2,100)	$39	$(2,061)

Net amortization of intangibles was $0.4 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively. Amortization of in-place lease intangibles and the villa/condo rental programs is included in Depreciation and amortization, and amortization of hotel parking garage lease, below-market hotel ground lease and above-market hotel ground lease intangibles is included in Property taxes, insurance, rent and other in the consolidated financial statements.

CWI 3/31/2016 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

Note 7. Fair Value Measurements

The fair value of an asset is defined as the exit price, which is the amount that would either be received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments, including interest rate caps and swaps; and Level 3, for securities that do not fall into Level 1 or Level 2 and for which little or no market data exists, therefore requiring us to develop our own assumptions.

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

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the three months ended March 31, 2016 or 2015. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our non-recourse debt, net, which we have classified as Level 3, had a carrying value of $1.4 billion at both March 31, 2016 and December 31, 2015, and an estimated fair value of $1.5 billion and $1.4 billion at March 31, 2016 and December 31, 2015, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both March 31, 2016 and December 31, 2015.

Note 8. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are two main components of economic risk that impact us: interest rate risk and market risk. We are primarily subject to interest rate risk on our interest-bearing assets and liabilities, including our Senior Credit Facility (Note 9), at March 31, 2016. Market risk includes changes in the value of our properties and related loans.

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

CWI 3/31/2016 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Balance Sheet Location	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Interest rate swaps	Other assets	$—	$109	$—	$—
Interest rate caps	Other assets	86	117	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(209)	(716)
		$86	$226	$(209)	$(716)

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements. At both March 31, 2016 and December 31, 2015, no cash collateral had been posted nor received for any of our derivative positions.

We recognized unrealized losses of $1.3 million and $1.7 million in Other comprehensive loss on derivatives in connection with our interest rate swaps during the three months ended March 31, 2016 and 2015, respectively.

We reclassified losses of $0.3 million and $0.4 million from Other comprehensive loss on derivatives into interest expense during the three months ended March 31, 2016 and 2015, respectively.

Amounts reported in Other comprehensive loss related to interest rate swaps will be reclassified to Interest expense as interest payments are made on our variable-rate debt. At March 31, 2016, we estimated that an additional $0.9 million, inclusive of amounts attributable to noncontrolling interests of $0.1 million, will be reclassified as Interest expense during the next 12 months related to our interest rate swaps and caps.

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

The interest rate swaps and caps that we had outstanding on our Consolidated Hotels at March 31, 2016 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of	Face	Fair Value at
Interest Rate Derivatives	Instruments	Amount	March 31, 2016
Interest rate swaps	2	$69,570	$(209)
Interest rate caps	8	304,750	86
			$(123)

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of March 31, 2016. At March 31, 2016, our total credit exposure was $0.1 million and the maximum exposure to any single counterparty was less than $0.1 million.

CWI 3/31/2016 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At March 31, 2016, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $0.2 million and $0.8 million at March 31, 2016 and December 31, 2015, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at either March 31, 2016 or December 31, 2015, we could have been required to settle our obligations under these agreements at their aggregate termination value of $0.2 million and $0.8 million, respectively.

CWI 3/31/2016 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

Note 9. Debt

The following table presents the non-recourse debt, net on our Consolidated Hotel investments (dollars in thousands):

				Carrying Amount at
Consolidated Hotels	Interest Rate	Rate Type	Current Maturity Date	March 31, 2016	December 31, 2015
Courtyard Pittsburgh Shadyside (a) (b)	4.09%	Variable	3/2017	19,941	20,126
Ritz-Carlton Key Biscayne (c)	6.09%	Fixed	6/2017	167,748	168,503
Sanderling Resort (a) (d)	4.94%	Variable	10/2017	21,807	21,777
Courtyard San Diego Mission Valley (a) (d)	4.60%	Variable	12/2017	48,883	49,126
Hampton Inn Memphis Beale Street	4.07%	Fixed	3/2018	20,795	20,926
Hampton Inn Atlanta Downtown	4.12%	Fixed	3/2018	12,901	12,974
Hampton Inn Birmingham Colonnade	4.12%	Fixed	3/2018	8,904	8,953
Hampton Inn Frisco Legacy Park	4.12%	Fixed	3/2018	8,719	8,768
Hilton Garden Inn Baton Rouge Airport	4.12%	Fixed	3/2018	9,293	9,345
Hampton Inn Boston Braintree (a) (d)	3.44%	Variable	3/2018	11,836	11,815
Lake Arrowhead Resort and Spa (a) (d)	2.69%	Variable	6/2018	14,714	14,681
Ritz-Carlton Fort Lauderdale (a) (d) (e)	2.84% 7.67%	Variable	7/2018	68,941	68,824
Sheraton Austin Hotel at the Capitol	3.96%	Fixed	6/2019	66,818	66,803
Marriott Boca Raton at Boca Center (a)	3.69%	Variable	7/2019	40,605	40,574
Hilton Garden Inn New Orleans French Quarter/CBD	5.30%	Fixed	7/2019	10,506	10,540
Staybridge Suites Savannah Historic District	4.70%	Fixed	11/2019	14,734	14,726
Hawks Cay Resort (a) (d) (f)	3.44%	Variable	3/2020	98,041	78,591
Hutton Hotel Nashville	5.25%	Fixed	7/2020	43,838	43,828
Le Méridien Dallas, The Stoneleigh (a)	3.69%	Variable	12/2020	44,405	44,384
Renaissance Chicago Downtown	4.71%	Fixed	1/2021	89,719	89,704
Equinox (g)	4.51%	Fixed	3/2021	46,105	—
Courtyard Times Square West	4.62%	Fixed	6/2021	55,311	55,506
Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center	3.80%	Fixed	7/2021	52,810	52,801
Marriott Kansas City Country Club Plaza	4.42%	Fixed	12/2021	38,346	38,339
Westin Minneapolis	3.63%	Fixed	3/2022	43,268	43,258
Westin Pasadena	3.83%	Fixed	5/2022	88,332	88,325
Hilton Garden Inn/Homewood Suites Atlanta Midtown	3.75%	Fixed	5/2022	37,765	37,755
Fairmont Sonoma Mission Inn & Spa (h)	4.36%	Fixed	3/2023	63,607	43,748
Holiday Inn Manhattan 6th Avenue Chelsea	4.49%	Fixed	6/2023	78,268	78,555
Hyatt Place Austin Downtown	4.88%	Fixed	4/2024	56,271	56,263
Marriott Raleigh City Center (i)	4.61%	Fixed	9/2038	51,335	51,317
				$1,434,566	$1,350,835
___________

(a)
These mortgage loans have variable interest rates, which have effectively been capped or converted to fixed rates through the use of interest rate caps or swaps (Note 8). The interest rates presented for these mortgage loans reflect the rate in effect at March 31, 2016 after giving effect to a related interest rate cap or swap, when applicable.

(b)	This mortgage loan has a one-year extension option, which is subject to certain conditions. The maturity date in the table does not reflect the extension option.

CWI 3/31/2016 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

(c)
In connection with our assumption of this loan at the time of acquisition in May 2015, we recorded a fair market value adjustment that resulted in a premium of $7.5 million, which will be amortized over the remaining term of the loan. During the three months ended March 31, 2016, we recognized interest expense related to the premium of $0.9 million.

(d)	These mortgage loans each have two one-year extension options, all of which are subject to certain conditions. The maturity dates in the table do not reflect extension options

(e)
The debt is comprised of a senior mortgage loan for $49.0 million with an interest rate of 2.84% and a mezzanine loan for $21.0 million with an interest rate of 7.67%. The rates on both loans have effectively been capped through the use of interest rate caps and both loans have a maturity date of July 1, 2018.

(f)	During the first quarter of 2016, we completed a refinancing of this mortgage loan and recognized a loss of $0.7 million on the extinguishment of debt within the consolidated financial statements.

(g)	This mortgage loan has a five-year extension option, which is subject to certain conditions. The maturity date in the table does not reflect the extension option.

(h)	During the first quarter of 2016, we completed a refinancing of this mortgage loan and recognized a loss of $0.3 million on the extinguishment of debt within the consolidated financial statements.

(i)	The mortgage loan includes a call option by the lender, with the earliest repayment date being September 1, 2018.

Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and would be triggered under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a provision were triggered, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. At March 31, 2016, the minimum debt service coverage ratio for the Renaissance Chicago Downtown was not met, and therefore a cash management agreement was enacted that permits the lender to sweep the hotel’s excess cash flow.

Financing Activity During 2016

In connection with our 2016 Acquisition (Note 4), we obtained $46.5 million in non-recourse mortgage financing, with a fixed interest rate of 4.51% and a maturity date of March 1, 2021. We recognized $0.4 million of deferred financing costs related to this loan.

During the three months ended March 31, 2016, we refinanced two non-recourse mortgage loans totaling $123.0 million with new non-recourse mortgage loans totaling $164.0 million, which have a weighted-average interest rate of 3.80% and term of 5.2 years. We recognized a loss on extinguishment of debt totaling $1.0 million on these refinancings.

Covenants

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage ratios. At March 31, 2016, we were in compliance with the applicable covenants for each of our mortgage loans.

Senior Credit Facility

At December 31, 2015, we had a senior credit facility that provided for a $50.0 million senior unsecured revolving credit facility, or our Senior Credit Facility, inclusive of a $5.0 million letter of credit subfacility, and is used for the working capital needs of the Company and its subsidiaries, as well as for other general corporate purposes. On March 31, 2016, we amended our Senior Credit Facility, which reduced the capacity under the facility from $50.0 million to $35.0 million, and altered certain covenant calculations. As amended, our Senior Credit Facility continues to bear interest at the London Interbank Offered Rate, or LIBOR, plus 2.75%; however, if at any time the Company’s leverage ratio, as defined in the credit agreement, is greater than 65%, interest on loans under our Senior Credit Facility will increase to LIBOR plus 3.25%. Our Senior Credit Facility is scheduled to mature on December 4, 2017, but may be extended by us for one 12-month period, subject to the satisfaction of certain conditions and an extension fee of 0.25%.

At March 31, 2016, the outstanding balance under our Senior Credit Facility was $35.0 million. We pay a fee of 0.25% on the unused portion of our Senior Credit Facility.

The Credit Agreement includes customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter, as well as various customary affirmative and negative covenants as outlined in the First Amendment to Credit Agreement. We were in compliance with all applicable covenants at March 31, 2016.

CWI 3/31/2016 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2016, each of the next four calendar years following December 31, 2016, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2016 (remainder)	$5,401
2017	299,657
2018	218,436
2019	144,564
2020	191,852
Thereafter through 2038	615,200
1,475,110
Deferred financing costs (a)	(10,015)
Fair market value adjustment (b)	4,471
Total	$1,469,566
__________

(a)	In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets to Non-recourse debt, net as of December 31, 2015 (Note 2).

(b)	Represents the unamortized premium recorded as of March 31, 2016 in connection with the assumption of the Ritz-Carlton Key Biscayne mortgage loan as part of the acquisition of the hotel in May 2015.

Note 10. Commitments and Contingencies

At March 31, 2016, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position or results of operations.

Renovation Commitments

Certain of our hotel franchise and loan agreements require us to make planned renovations to our hotels (Note 4). We do not currently expect to, and are not obligated to, fund any planned renovations on our Unconsolidated Hotels beyond our original investment.

At March 31, 2016, 11 hotels were either undergoing renovation or in the planning stage of renovations, and we currently expect that six will be completed during the first half of 2016, one will be completed during the second half of 2016 and four will be completed during the first half of 2017. The following table summarizes our capital commitments related to our Consolidated Hotels (in thousands):

	March 31, 2016	December 31, 2015
Capital commitments	$129,003	$114,193
Less: paid	(68,632)	(54,164)
Unpaid commitments	60,371	60,029
Less: amounts in cash or restricted cash designated for renovations	(38,463)	(48,575)
Unfunded commitments	$21,908	$11,454

CWI 3/31/2016 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

Ground Lease Commitments

Three of our hotels are subject to ground leases. Scheduled future minimum ground lease payments during the remainder of 2016, each of the next four calendar years following December 31, 2016 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2016 (remainder)	$2,336
2017	3,181
2018	3,254
2019	3,328
2020	3,404
Thereafter through 2106	654,600
Total	$670,103

For the three months ended March 31, 2016 and 2015, we recorded rent expense of $0.9 million and $0.8 million, respectively, inclusive of percentage rents of $0.1 million and less than $0.1 million, respectively, related to these ground leases, which are included in Property taxes, insurance, rent and other in the consolidated financial statements.

Note 11. Equity

Transfers to Noncontrolling Interests

On February 12, 2016, we acquired the remaining 25% interest in the Fairmont Sonoma Mission Inn & Spa Venture from an unaffiliated third party for $20.6 million, bringing our ownership interest to 100%. In connection with this transaction, we also paid a fee to our Advisor of $0.5 million. Our acquisition of the additional interest in the venture is accounted for as an equity transaction, with no gain or loss recognized, and the components of accumulated other comprehensive loss are proportionately reallocated to us from the noncontrolling interest as presented in the consolidated statement of equity. The following table presents a reconciliation of the effect of transfers in noncontrolling interest (in thousands):

	Three Months Ended March 31,
	2016	2015
Net loss attributable to CWI stockholders	$(10,916)	$(11,954)
Transfers to noncontrolling interest
Decrease in CWI’s additional paid-in capital for purchase of remaining 25% membership interest in Fairmont Sonoma Mission Inn & Spa venture (a)	(16,024)	—
Net transfers to noncontrolling interest	(16,024)	—
Change from net loss attributable to CWI and transfers to noncontrolling interest	$(26,940)	$(11,954)
___________

(a)	Includes $0.5 million fee paid to our Advisor for the purchase of the remaining interest in the venture.

Distributions Declared

During the first quarter of 2016, our board of directors declared a quarterly distribution of $0.1425 per share, which was paid on April 15, 2016 to stockholders of record on March 31, 2016, in the aggregate amount of $19.0 million.

CWI 3/31/2016 10-Q – 21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. Management’s Discussion and Analysis of Financial Condition and Results of Operations also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 2015 Annual Report.

Business Overview

As described in more detail in Item 1 of the 2015 Annual Report, we are a publicly-owned, non-listed REIT formed for the purpose of acquiring, owning, disposing of and, through our Advisor, managing and seeking to enhance the value of interests in lodging and lodging-related properties.

We have invested the proceeds from our initial public offering and follow-on offering in a diversified lodging portfolio, including full-service, select-service and resort hotels. Our results of operations are significantly impacted by seasonality, acquisition-related expenses and by hotel renovations. We often invest in hotels that then undergo significant renovations. Generally, during the renovation period, a portion of total rooms are unavailable and hotel operations are often disrupted, negatively impacting our results of operations. At March 31, 2016, we held ownership interests in 35 hotels, with a total of 8,814 rooms.

Significant Developments

Acquisitions

During the three months ended March 31, 2016, we acquired an ownership interest in one Consolidated Hotel, with real estate and other hotel assets, net of assumed liabilities, totaling $74.2 million (Note 4).

On February 12, 2016, we acquired the remaining 25% interest in the Fairmont Sonoma Mission Inn & Spa Venture from an unaffiliated third party for $20.6 million, bringing our ownership interest to 100%. In connection with this transaction, we also paid a fee to our Advisor of $0.5 million.

Financings

In connection with our 2016 Acquisition (Note 4), we obtained $46.5 million in non-recourse mortgage financing, with a fixed interest rate of 4.51% and a maturity date of March 1, 2021 (Note 9).

During the three months ended March 31, 2016, we also refinanced two non-recourse mortgage loans totaling $123.0 million with new non-recourse mortgage loans totaling $164.0 million, which have a weighted-average interest rate of 3.80% and term of 5.2 years, and recognized a loss on extinguishment of debt of $1.0 million.

Senior Credit Facility

On March 31, 2016, we amended our Senior Credit Facility, which reduced the capacity under the facility from $50.0 million to $35.0 million, and altered certain covenant calculations. As amended, our Senior Credit Facility continues to bear interest at LIBOR plus 2.75%; however, if at any time the Company’s leverage ratio, as defined in the credit agreement, is greater than 65%, interest on loans under our Senior Credit Facility will increase to LIBOR plus 3.25%.

Board of Directors Change

On April 5, 2016, our board of directors appointed Mark J. DeCesaris to serve as Chairman and a member of the board of directors. Mr. DeCesaris is chief executive officer and a director of WPC.

CWI 3/31/2016 10-Q – 22

Financial and Operating Highlights

(Dollars in thousands, except ADR and RevPAR)

	Three Months Ended March 31,
	2016	2015
Hotel revenues	$155,359	$109,787
Acquisition-related expenses	3,727	6,388
Net loss attributable to CWI stockholders	(10,916)	(11,954)

Cash distributions paid	18,909	14,859

Net cash provided by operating activities	14,033	15,930
Net cash used in investing activities	(83,415)	(220,202)
Net cash provided by financing activities	64,151	32,459

Supplemental financial measures: (a)
FFO attributable to CWI stockholders	7,876	831
MFFO attributable to CWI stockholders	14,078	8,815

Consolidated Hotel Operating Statistics
Occupancy	73.0%	72.5%
ADR	$221.33	$188.04
RevPAR	$161.52	$136.33
___________

(a)
We consider the performance metrics listed above, including funds from operations, or FFO and modified funds from operations, or MFFO, which are supplemental measures that are not defined by GAAP, or non-GAAP measures, to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. See Supplemental Financial Measures below for our definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

The comparison of our results period over period is influenced by both the number and size of the hotels consolidated in each of the respective periods. At March 31, 2016, we owned 31 Consolidated Hotels, of which one was acquired during the three months ended March 31, 2016, compared to 27 Consolidated Hotels at March 31, 2015.

Increases in revenue, FFO and MFFO for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 were primarily driven by our 2015 Acquisitions and 2016 Acquisition.

For the three months ended March 31, 2016 and 2015, we recognized net loss attributable to CWI stockholders of $10.9 million and $12.0 million, respectively. The decrease in net loss attributable to CWI stockholders for the three months ended March 31, 2016 as compared to the prior year period was driven primarily by the significant increase in revenue as a result of our 2015 Acquisitions and 2016 Acquisition, described below, and a decrease in acquisition-related expenses, partially offset by an increase in asset management fees due to the higher number of hotels owned during the current year period.

CWI 3/31/2016 10-Q – 23

Portfolio Overview

Summarized Acquisition Data

The following table sets forth acquisition data and therefore excludes subsequent improvements and capitalized costs for our Consolidated and Unconsolidated Hotels. Amounts for our initial investment for our Consolidated Hotels represent the fair value of net assets acquired less the fair value of noncontrolling interests, exclusive of acquisition expenses and the fair value of any debt assumed, at time of acquisition. Amounts for our initial investment for our Unconsolidated Hotels represent purchase price plus capitalized costs, inclusive of fees paid to our Advisor, at the time of acquisition (dollars in thousands).

Hotels	State	Number of Rooms	% Owned	Our Initial Investment	Acquisition Date	Hotel Type	Renovation Status at March 31, 2016
Consolidated Hotels
2012 Acquisitions
Hampton Inn Boston Braintree	MA	103	100%	$12,500	5/31/2012	Select-service	Completed
Hilton Garden Inn New Orleans French Quarter/CBD	LA	155	88%	16,176	6/8/2012	Select-service	Completed
Lake Arrowhead Resort and Spa	CA	173	97%	24,039	7/9/2012	Resort	Completed
Courtyard San Diego Mission Valley	CA	317	100%	85,000	12/6/2012	Select-service	Completed
2013 Acquisitions
Hampton Inn Atlanta Downtown	GA	119	100%	18,000	2/14/2013	Select-service	Completed
Hampton Inn Frisco Legacy Park	TX	105	100%	16,100	2/14/2013	Select-service	Completed
Hampton Inn Memphis Beale Street	TN	144	100%	30,000	2/14/2013	Select-service	Completed
Hampton Inn Birmingham Colonnade	AL	133	100%	15,500	2/14/2013	Select-service	Completed
Hilton Garden Inn Baton Rouge Airport	LA	131	100%	15,000	2/14/2013	Select-service	Completed
Courtyard Pittsburgh Shadyside	PA	132	100%	29,900	3/12/2013	Select-service	Completed
Hutton Hotel Nashville	TN	247	100%	73,600	5/29/2013	Full-service	Planned future
Holiday Inn Manhattan 6th Avenue Chelsea	NY	226	100%	113,000	6/6/2013	Full-service	Completed
Fairmont Sonoma Mission Inn & Spa (a)	CA	226	100%	76,647	7/10/2013	Resort	Completed
Marriott Raleigh City Center	NC	400	100%	82,193	8/13/2013	Full-service	Completed
Hawks Cay Resort (b)	FL	423	100%	131,301	10/23/2013	Resort	Completed
Renaissance Chicago Downtown	IL	560	100%	134,939	12/20/2013	Full-service	In progress
2014 Acquisitions
Hyatt Place Austin Downtown	TX	296	100%	86,673	4/1/2014	Select-service	None planned
Courtyard Times Square West	NY	224	100%	87,443	5/27/2014	Select-service	None planned
Sheraton Austin Hotel at the Capitol	TX	363	80%	90,220	5/28/2014	Full-service	In progress
Marriott Boca Raton at Boca Center	FL	256	100%	61,794	6/12/2014	Full-service	Completed
Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center	CO	302	100%	81,262	6/25/2014	Select-service	None planned
Sanderling Resort (c)	NC	125	100%	37,052	10/28/2014	Resort	Completed/ In progress
Staybridge Suites Savannah Historic District	GA	104	100%	22,922	10/30/2014	Select-service	Planned future
Marriott Kansas City Country Club Plaza	MO	295	100%	56,644	11/18/2014	Full-service	In progress
2015 Acquisitions
Westin Minneapolis	MN	214	100%	66,176	2/12/2015	Full-service	Planned future
Westin Pasadena	CA	350	100%	141,738	3/19/2015	Full-service	Planned future
Hilton Garden Inn/Homewood Suites Atlanta Midtown	GA	228	100%	58,492	4/29/2015	Select-service	None planned
Ritz-Carlton Key Biscayne (d)	FL	458	47%	68,925	5/29/2015	Resort	Planned future
Ritz-Carlton Fort Lauderdale (e)	FL	198	70%	89,642	6/30/2015	Resort	Completed
Le Méridien Dallas, The Stoneleigh	TX	176	100%	68,714	11/20/2015	Full-service	In progress
2016 Acquisition
Equinox	VT	195	100%	74,224	2/17/2016	Resort	Planned future
		7,378		$1,965,816
Unconsolidated Hotels
Hyatt New Orleans French Quarter	LA	254	80%	$13,000	9/6/2011	Full-service	Completed
Westin Atlanta Perimeter North	GA	372	57%	13,170	10/3/2012	Full-service	Completed
Marriott Sawgrass Golf Resort & Spa (f)	FL	511	50%	33,758	10/3/2014	Resort	In progress
Ritz-Carlton Philadelphia	PA	299	60%	38,327	5/15/2015	Full-service	In progress
		1,436		$98,255
___________

CWI 3/31/2016 10-Q – 24

(a)	On February 12, 2016, we acquired the remaining 25% interest in the Fairmont Sonoma Mission Inn & Spa venture from an unaffiliated third party, bringing our ownership interest in the hotel to 100%.

(b)	Includes 246 privately-owned villas that participate in the villa/condo rental program as March 31, 2016.

(c)
The renovations at the Sanderling Resort consist of two phases. The first phase was completed during the second quarter of 2015 and the second phase is expected to be completed during the second quarter of 2016.

(d)	CWI 2 owns an interest of approximately 19% in this venture. Also, the number of rooms presented includes 156 condo-hotel units that participate in the villa/condo rental program at March 31, 2016.

(e)	Includes 32 condo-hotel units that participate in the villa/condo rental program at March 31, 2016.

(f)	Our initial investment represents our remaining 50% interest in the Marriott Sawgrass Golf Resort & Spa venture after selling our 50% controlling interest to CWI 2 on April 1, 2015.

Results of Operations

We evaluate our results of operations with a primary focus on our ability to generate cash flow necessary to meet our objectives of funding distributions to stockholders and increasing the value of our real estate investments. As a result, our assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flows, and to other non-cash charges, such as depreciation.

In addition, we use other information that may not be financial in nature, to evaluate the operating performance of our business, including statistical information, such as occupancy rate, average daily rates, or ADR, and revenue per available room, or RevPAR. Occupancy rate, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy rate, is an important statistic for monitoring operating performance at our hotels. Our occupancy rate, ADR and RevPAR performance may be impacted by macroeconomic factors such as U.S. economic conditions, changes in regional and local labor markets, personal income and corporate earnings, business relocation decisions, business and leisure travel, new hotel construction and the pricing strategies of competitors.

As illustrated by the acquisition dates listed in the table above in “Portfolio Overview,” our results are not comparable year over year because of our continued investment activity during 2016 and 2015. Additionally, the comparability of our results year over year are significantly impacted by acquisition-related costs and fees, which are material one-time costs that are expensed as incurred, as well as the timing of renovation activity. Generally, during the renovation period a portion of total rooms are unavailable and hotel operations are often disrupted, negatively impacting our results of operations.

CWI 3/31/2016 10-Q – 25

The following table presents our comparative results of operations (in thousands):

	Three Months Ended March 31,
	2016	2015	Change
Hotel Revenues	$155,359	$109,787	$45,572

Hotel Expenses	136,408	97,013	39,395

Other Operating Expenses
Asset management fees to affiliate and other	3,772	2,569	1,203
Acquisition-related expenses	3,727	6,388	(2,661)
Corporate general and administrative expenses	3,394	2,986	408
	10,893	11,943	(1,050)

Operating Income	8,058	831	7,227

Other Income and (Expenses)
Interest expense	(16,017)	(11,495)	(4,522)
Equity in earnings of equity method investments in real estate	2,302	660	1,642
Loss on extinguishment of debt (Note 9)	(1,064)	(147)	(917)
Other income	5	11	(6)
	(14,774)	(10,971)	(3,803)

Loss from Operations Before Income Taxes	(6,716)	(10,140)	3,424
Benefit from (provision for) income taxes	1,171	(1,011)	2,182
Net Loss	(5,545)	(11,151)	5,606
Income attributable to noncontrolling interests	(5,371)	(803)	(4,568)
Net Loss Attributable to CWI Stockholders	$(10,916)	$(11,954)	$1,038
MFFO Attributable to CWI Stockholders	$14,078	$8,815	$5,263

CWI 3/31/2016 10-Q – 26

Our Same Store Hotels are comprised of our 2012 Acquisitions, 2013 Acquisitions and 2014 Acquisitions and our Recently Acquired Hotels are comprised of our 2015 Acquisitions and 2016 Acquisition as listed previously.

The following table sets forth the average occupancy rate, ADR and RevPAR of our Consolidated Hotels for the three months ended March 31, 2016 and 2015. In the year of acquisition, this information represents data from each hotel’s acquisition date through period end.

	Three Months Ended March 31,
Same Store Hotels	2016	2015
Occupancy Rate	71.4%	72.5%
ADR	$189.13	$190.27
RevPAR	$134.95	$137.88

	Three Months Ended March 31,
Recently Acquired Hotels	2016	2015
Occupancy Rate	78.4%	80.4%
ADR	$319.55	$171.31
RevPAR	$250.62	$137.73

	Three Months Ended March 31,
Property Sold (a)	2016	2015
Occupancy Rate	—%	70.4%
ADR	$—	$169.32
RevPAR	$—	$119.21
___________

(a)	We sold a 50% controlling interest in the Marriott Sawgrass Golf Resort & Spa to CWI 2 on April 1, 2015.

Hotel Revenues

For the three months ended March 31, 2016 as compared to the same period in 2015, hotel revenues increased by $45.6 million.

For the three months ended March 31, 2016 as compared to the same period in 2015, Same Store Hotel revenue increased by $0.7 million, resulting primarily from an increase of $4.1 million from our 2013 Acquisitions, largely offset by a decrease of $3.7 million from our 2014 Acquisitions. The increase in revenue from our 2013 Acquisitions was due primarily to increased revenue contributed by the Renaissance Chicago Downtown as a result of the completion of planned renovation projects that were in progress during the prior year period, while the decrease in revenue from our 2014 Acquisitions was due primarily to planned renovations during the first quarter of 2016 at the Sheraton Austin Hotel at the Capitol.

Revenue from our Recently Acquired Hotels increased by $58.2 million for the three months ended March 31, 2016 as compared to the same period in 2015. Our 2015 Acquisitions contributed additional revenue of $56.9 million during the three months ended March 31, 2016 as compared to the same period in 2015, primarily representing revenue contributed by hotels we acquired during the second, third and fourth quarters of 2015. Our 2016 Acquisition contributed revenue of $1.3 million during the three months ended March 31, 2016.

The Marriott Sawgrass Golf Resort and Spa, our Property Sold, contributed revenue of $13.3 million for the three months ended March 31, 2015.

Hotel Expenses

For the three months ended March 31, 2016 as compared to the same period in 2015, aggregate hotel operating expenses increased by $39.4 million. For the three months ended March 31, 2016 as compared to the same period in 2015, Same Store Hotel operating expenses increased by $2.6 million, resulting primarily from an increase in aggregate hotel operating expenses for our 2013 Acquisitions of $3.3 million, largely offset by a decrease of $1.0 million from our 2014 Acquisitions, both consistent with the change in revenue discussed above.

CWI 3/31/2016 10-Q – 27

Aggregate hotel operating expenses for our Recently Acquired Hotels increased by $47.5 million for the three months ended March 31, 2016 as compared to the same period in 2015, resulting from additional expenses incurred by our 2015 Acquisitions totaling $45.7 million, which primarily represented expenses incurred by hotels we acquired during the second, third and fourth quarters of 2015, and expenses of $1.8 million incurred by our 2016 Acquisition during the three months ended March 31, 2016.

The Marriott Sawgrass Golf Resort and Spa incurred aggregate hotel expenses of $10.7 million for the three months ended March 31, 2015.

Asset Management Fees to Affiliate and Other Expenses

Asset management fees to affiliate and other expenses primarily represent fees paid to our Advisor. We pay our Advisor an annual asset management fee equal to 0.50% of the aggregate Average Market Value of our Investments, as defined in our advisory agreement with our Advisor (Note 3).

For the three months ended March 31, 2016 as compared to the same period in 2015, asset management fees to affiliate and other expenses increased by $1.2 million, reflecting the impact of our 2015 Acquisitions and 2016 Acquisition, which increased the asset base from which our Advisor earns a fee.

Acquisition-Related Expenses

We expense acquisition-related costs and fees associated with acquisitions of our Consolidated Hotels that are accounted for as business combinations as incurred.

For the three months ended March 31, 2016 as compared to the same period in 2015, acquisition-related expenses decreased by $2.7 million reflecting a decrease in investment volume.

Operating Income

For the three months ended March 31, 2016 and 2015, operating income was $8.1 million and $0.8 million, respectively. The improvement in operating results was due to the significant increase in revenue period over period, primarily due to our 2015 Acquisitions and 2016 Acquisition, as well as an increase in contributions from hotels that were either not undergoing significant renovations during the period or hotels that completed renovations during the period, plus a decrease in acquisition-related expenses period over period. The improvements in operating results were partially offset by increases in asset management fees paid during three months ended March 31, 2016 as compared to the same period in 2015, as described above.

Interest Expense

For the three months ended March 31, 2016 as compared to the same period in 2015, interest expense increased by $4.5 million, primarily as a result of mortgage financing obtained in connection with our 2015 Acquisitions and 2016 Acquisition.

Equity in Earnings of Equity Method Investments in Real Estate

Equity in earnings of equity method investments in real estate represents earnings (losses) from our equity investments in Unconsolidated Hotels recognized in accordance with each investment agreement and based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period (Note 5). We are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds the estimated fair value and is determined to be other than temporary. No other-than-temporary impairment charges were recognized during the three months ended March 31, 2016 or 2015.

CWI 3/31/2016 10-Q – 28

The following table sets forth our share of equity in earnings (losses) from our Unconsolidated Hotels, which are based on the hypothetical liquidation at book value model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended March 31,
	2016	2015
Marriott Sawgrass Golf Resort & Spa Venture (a)	$1,126	$—
Ritz-Carlton Philadelphia Venture (b)	644	—
Westin Atlanta Venture	292	(175)
Hyatt French Quarter Venture (c)	240	835
Total equity in earnings of equity method investments in real estate	$2,302	$660
___________

(a)	On April 1, 2015, we sold a 50% controlling interest in this hotel to CWI 2 and began accounting for our remaining interest as an equity method investment.

(b)	We purchased our 60% interest in this venture on May 15, 2015.

(c)
The decrease in our share of equity in earnings from the venture for the three months ended March 31, 2016 as compared to the prior year period was primarily a result of the operating results of the venture.

Loss on Extinguishment of Debt

During the three months ended March 31, 2016 and 2015, we recognized a loss on extinguishment of debt of $1.1 million and $0.1 million, respectively, primarily related to the refinancing of two non-recourse mortgage loans during the three months ended March 31, 2016 and one non-recourse mortgage loan during the three months ended March 31, 2015, respectively.

Income Attributable to Noncontrolling Interests

The following table sets forth our (income) loss attributable to noncontrolling interests (in thousands):

	Three Months Ended March 31,
Venture	2016	2015
Ritz-Carlton Key Biscayne Venture (a)	$(2,596)	$—
Ritz-Carlton Fort Lauderdale Venture (a)	(366)	—
Hilton Garden Inn New Orleans French Quarter/CBD Venture	(30)	(30)
Fairmont Sonoma Mission Inn & Spa Venture (b)	296	1,480
Sheraton Austin Hotel at the Capitol Venture	(168)	(406)
Operating Partnership - Available Cash Distribution (Note 3)	(2,507)	(1,847)
	$(5,371)	$(803)
___________

(a)	We acquired our 47% interest in the Ritz-Carlton Key Biscayne Venture and our 70% interest in the Ritz-Carlton Fort Lauderdale Venture on May 29, 2015 and June 30, 2015, respectively.

(b)	On February 12, 2016, we acquired the remaining 25% interest in the Fairmont Sonoma Missions Inn & Spa Venture from an unaffiliated third party, bringing our ownership interest to 100%.

Net Loss Attributable to CWI Stockholders

For the three months ended March 31, 2016, the resulting net loss attributable to CWI stockholders decreased by $1.0 million as compared to the prior year period.

Modified Funds from Operations

MFFO is a non-GAAP measures that we use to evaluate our business. For a definition of MFFO and a reconciliation to net income attributable to CWI stockholders, see Supplemental Financial Measures below.

CWI 3/31/2016 10-Q – 29

For the three months ended March 31, 2016 as compared to the same period in 2015, MFFO increased by $5.3 million, principally reflecting operating results from our 2015 Acquisitions and our 2016 Acquisition, as well as the impact of the completion of various renovations between periods.

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

Sources and Uses of Cash During the Period

We have fully invested the proceeds from both our initial public offering and follow-on offerings. We expect to use the cash flow generated from hotel operations to meet our normal recurring operating expenses, service debt and fund distributions to our shareholders. Our cash flows fluctuate from period to period due to a number of factors, including the financial and operating performance of our hotels, the timing of purchases of hotels, the timing and characterization of distributions from equity method investments in hotels and seasonality in the demand for our hotels. Also, hotels we invest in may undergo renovations, during which they may experience disruptions, possibly resulting in reduced revenue and operating income. Despite these fluctuations, we believe that we will generate sufficient cash from operations and from our equity method investments to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of mortgage loans, unused capacity under our Senior Credit Facility and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities

During the three months ended March 31, 2016, net cash provided by operating activities was $14.0 million as compared to $15.9 million for the same period in 2015.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2016 was $83.4 million, primarily the result of cash outflows for our 2016 Acquisition totaling $74.2 million (Note 4). We funded $19.0 million of capital expenditures for our Consolidated Hotels and placed funds into and released funds from lender-held escrow accounts totaling $36.5 million and $39.6 million, respectively, for renovations, property taxes and insurance. We also released deposits for hotel investments totaling $5.7 million.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2016 was $64.2 million, primarily as a result of mortgage financing obtained in connection with our 2016 Acquisition and proceeds received from refinancings of mortgages aggregating $210.5 million (Note 9), proceeds from our Senior Credit Facility of $30.0 million and proceeds from the issuance of shares, net of offering costs, totaling $11.6 million from distributions that were reinvested in shares of our common stock by stockholders through our DRIP.  These inflows were partially offset by scheduled payments and prepayments of mortgage financing totaling $124.4 million, our acquisition of the remaining 25% interest in the Fairmont Sonoma Mission Inn & Spa Venture for $21.1 million, cash distributions paid to stockholders of $18.9 million and repayments on our Senior Credit Facility totaling $15.0 million.

CWI 3/31/2016 10-Q – 30

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. For the three months ended March 31, 2016, we paid distributions to stockholders of $18.9 million, which were comprised of cash distributions of $7.3 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $11.6 million. From inception through March 31, 2016, we declared distributions, excluding distributions paid in shares of our common stock, to stockholders totaling $166.3 million, which were comprised of cash distributions of $64.9 million and $101.4 million of distributions that were reinvested by stockholders in shares of our common stock pursuant to our DRIP.

We believe that FFO, a non-GAAP measure, is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or our Cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our public offerings and there can be no assurance that our FFO or our Cash flow from operations will be sufficient to cover future distributions. FFO and Cash flow from operations are first applied to current period distributions, then to any deficit from prior period cumulative negative FFO and prior period cumulative negative cash flow, respectively, and finally to future period distributions. Our distribution coverage using FFO was approximately 41% and 42% of total distributions declared for the three months ended March 31, 2016 and on a cumulative basis through that date, respectively, with the balance funded with proceeds from our offerings.  Our distribution coverage using Cash flow from operations was approximately 74% and 65% of total distributions declared for the three months ended March 31, 2016 and on a cumulative basis through that date, respectively, with the balance funded with proceeds from our offerings.  As we have fully invested the proceeds of our offerings, we expect that in the future, if distributions cannot be fully sourced from FFO or Cash flow from operations, they may be sourced from the proceeds of financings or the sales of assets.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. We limit the redemptions so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, do not exceed 5% of our total shares outstanding as of the last day of the immediately preceding quarter. In addition, our ability to effect redemptions will be subject to our having available cash to do so. During the three months ended March 31, 2016, we redeemed 295,452 shares of our common stock pursuant to our redemption plan, at an average price per share of $10.11. We fulfilled 68 redemption requests during the three months ended March 31, 2016, comprised of 66 redemption requests received during the three months ended March 31, 2016 and two redemption requests received during the three months ended December 31, 2015. We have fulfilled 100% of the valid redemption requests that we received during the three months ended March 31, 2016. We funded all share redemptions during the three months ended March 31, 2016 from the proceeds of the sale of shares of our common stock pursuant to our DRIP.

CWI 3/31/2016 10-Q – 31

Summary of Financing

The table below summarizes our non-recourse debt, net and Senior Credit Facility (dollars in thousands):

	March 31, 2016	December 31, 2015
Carrying Value
Fixed rate (a)	$1,065,391	$957,189
Variable rate:
Senior Credit Facility	35,000	20,000
Non-recourse debt (a):
Amount subject to interest rate cap, if applicable	300,350	202,056
Amount subject to interest rate swap	68,825	191,590
	404,175	413,646
	$1,469,566	$1,370,835
Percent of Total Debt
Fixed rate	72%	70%
Variable rate	28%	30%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.6%	4.6%
Variable rate (b)	3.8%	4.2%
___________

(a)
In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets, net to Non-recourse debt, net as of December 31, 2015 (Note 2). Aggregate debt balance includes deferred financing costs totaling $10.0 million and $8.6 million as of March 31, 2016 and December 31, 2015, respectively.

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and would be triggered under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a provision were triggered, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. At March 31, 2016, the minimum debt service coverage ratio for the Renaissance Chicago Downtown was not met and therefore a cash management agreement was enacted that permits the lender to sweep the hotel’s excess cash flow. During the period used to calculate the minimum debt service coverage ratio, the hotel experienced significant renovation-related disruption, which negatively impacted the operating results of the hotel, but we expect to meet the minimum debt service coverage ratio once the renovation disruption is no longer impacting the results for the ratio.

Cash Resources

At March 31, 2016, our cash resources consisted of cash totaling $77.9 million, of which $39.1 million was designated as hotel operating cash. We also have a $35.0 million Senior Credit Facility, all of which was drawn down at March 31, 2016. Our cash resources may be used to fund future investments and can be used for working capital needs, debt service and other commitments, such as the renovation commitments noted below.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include paying distributions to our stockholders, fulfilling our renovation commitments (Note 10), funding lease commitments, making scheduled mortgage loan principal payments, including a scheduled balloon payment totaling $19.2 million on a consolidated mortgage loan obligation (which we currently intend to refinance, although there can be no assurance that we will be able to do so on favorable terms, if at all), paydowns of our Senior Credit Facility, as well as other normal recurring operating expenses.

CWI 3/31/2016 10-Q – 32

We expect to fund any future investments, lease commitments and scheduled debt maturities on our mortgage loans through cash on hand, cash generated from operations, unused capacity under our Senior Credit Facility, mortgage financing or, for renovations, amounts held in escrow accounts.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations (primarily our capital commitments and lease obligations) at March 31, 2016, and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — principal (a)	$1,440,110	$26,678	$465,211	$464,830	$483,391
Senior Credit Facility — principal (b)	35,000	—	35,000	—	—
Interest on borrowings (c)	257,286	65,393	98,094	64,454	29,345
Contractual capital commitments (d)	60,371	47,671	12,700	—	—
Operating and other lease commitments (e)	671,861	3,492	7,199	7,437	653,733
Asset retirement obligation, net (f)	1,357	—	—	—	1,357
	$2,465,985	$143,234	$618,204	$536,721	$1,167,826
___________

(a)
Excludes deferred financing costs totaling $10.0 million and the unamortized fair market value adjustment of $4.5 million resulting from the assumption of debt in connection with the acquisition of the Ritz-Carlton Key Biscayne.

(b)	Our Senior Credit Facility is scheduled to mature on December 4, 2017, unless otherwise extended pursuant to its terms.

(c)	For variable-rate debt, interest on borrowings is calculated using the swapped or capped interest rate, when in effect.

(d)	Capital commitments represent our remaining contractual renovation commitments at our Consolidated Hotels.

(e)
Operating and other lease commitments consist of rent obligations under ground leases and our share of future rents payable pursuant to the advisory agreement for the purpose of leasing office space used for the administration of real estate entities. At March 31, 2016, this balance primarily related to our commitments on ground leases for two hotels, which expire in 2087 and 2099 and have rent obligations consistently increasing throughout their respective terms; therefore, the most significant commitments occur near the conclusion of the leases.

(f)	Represents the estimated future obligation for the removal of asbestos and environmental waste in connection with three of our hotels upon the retirement or sale of the asset.

Supplemental Financial Measures

In the real estate industry, analysts and investors employ certain non-GAAP supplemental financial measures in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we use FFO and MFFO, which are non-GAAP measures defined by our management. We believe that these measures are useful to investors to consider because they may assist them to better understand and measure the performance of our business over time and against similar companies. A description of FFO and MFFO, and reconciliations of these non-GAAP measures to the most directly comparable GAAP measures, are provided below.

FFO and MFFO

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a non-GAAP measure known as FFO, which we believe to be an appropriate supplemental measure, when used in addition to and in conjunction with results presented in accordance with GAAP, to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental non-GAAP measure. FFO is not equivalent to nor a substitute for net income or loss as determined under GAAP.

CWI 3/31/2016 10-Q – 33

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

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization, as well as impairment charges of real estate-related assets, provides a more complete understanding of our performance to investors and to management; and when compared year over year, reflects the impact on our operations from trends in occupancy rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions, which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist. For real estate assets held for investment and related intangible assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the estimated future net undiscounted cash flow that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. It should be noted, however, the property’s asset group’s estimated fair value is primarily determined using market information from outside sources such as broker quotes or recent comparable sales. In cases where the available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each asset to determine an estimated fair value. While impairment charges are excluded from the calculation of FFO described above due to the fact that impairments are based on estimated future undiscounted cash flows, it could be difficult to recover any impairment charges. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating the operating performance of the company. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP measures FFO and MFFO and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, such as acquisition fees that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly-registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. We intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets or another similar transaction) not later than six years following the conclusion of our initial public offering, which occurred on September 15, 2013. Thus, we intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, an industry trade group, has standardized a measure known as MFFO, which the Investment Program Association has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate non-GAAP measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and

CWI 3/31/2016 10-Q – 34

once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance now that our offering has been completed and once essentially all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance, with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

We define MFFO consistent with the Investment Program Association’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the Investment Program Association in November 2010. This Practice Guideline defines MFFO as FFO further adjusted for the following items included in the determination of GAAP net income, as applicable: acquisition fees and expenses; accretion of discounts and amortization of premiums on debt investments; where applicable, payments of loan principal made by our equity investees accounted for under the hypothetical liquidation model where such payments reduce our equity in earnings of equity method investments in real estate, nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, derivatives or securities holdings, where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for Consolidated and Unconsolidated Hotels, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses that are unrealized and may not ultimately be realized.

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

CWI 3/31/2016 10-Q – 35

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO and MFFO accordingly.

FFO and MFFO were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Net loss attributable to CWI stockholders	$(10,916)	$(11,954)
Adjustments:
Depreciation and amortization of real property	19,663	14,326
Proportionate share of adjustments for partially-owned entities — FFO adjustments	(871)	(1,541)
Total adjustments	18,792	12,785
FFO attributable to CWI stockholders — as defined by NAREIT	7,876	831
Acquisition expenses (a)	3,727	6,388
Straight-line and other rent adjustments	1,373	1,372
Net loss on extinguishment of debt	1,064	147
Proportionate share of adjustments for partially-owned entities — MFFO adjustments	938	54
Fair market value adjustments	(900)	23
Total adjustments	6,202	7,984
MFFO attributable to CWI stockholders	$14,078	$8,815
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

At March 31, 2016, we were exposed to concentrations within the brands under which we operate our hotels and within the geographic areas in which we have invested. We currently have no foreign operations and are not exposed to foreign currency fluctuations. For the three months ended March 31, 2016, we generated more than 10% of our revenue from the Ritz-Carlton Key Biscayne (18.3%) and Hawks Cay Resort (10.6%); we generated more than 10% of our revenue from hotels in each of the following states: Florida (41.4%) and California (15.1%); and we generated more than 10% of our revenue from hotels in the following brands: Marriott (49.5%, including Courtyard by Marriott, Marriott, Marriott Autograph Collection, Ritz-Carlton and Renaissance), Independent (14.8%, including Hawks Cay Resort, Hutton Hotel Nashville and Sanderling Resort), Starwood (14.0%, including Westin and Sheraton) and Hilton (10.3%, including Hampton Inn, Hilton Garden Inn and Homewood Suites).

CWI 3/31/2016 10-Q – 36

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

At March 31, 2016, we estimated that the total fair value of our interest rate caps and swaps, which are included in Other assets and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $0.1 million (Note 8).

At March 31, 2016, all of our long-term debt bore interest at fixed rates, was swapped to a fixed rate or was subject to an interest rate cap, except for our Senior Credit Facility. The annual interest rates on our fixed-rate debt at March 31, 2016 ranged from 3.6% to 6.1%. The contractual annual interest rates on our variable-rate debt at March 31, 2016 ranged from 2.7% to 7.7%. Our debt obligations are more fully described under Liquidity and Capital Resources in Item 2 above. The following table presents principal cash outflows for our Consolidated Hotels based upon expected maturity dates of our debt obligations outstanding at March 31, 2016, and excludes deferred financing costs (in thousands):

	2016 (Remainder)	2017	2018	2019	2020	Thereafter	Total	Fair Value
Fixed-rate debt	$3,194	$172,593	$118,666	$102,474	$54,113	$615,200	$1,066,240	$1,078,286
Variable-rate debt	$2,207	$127,064	$99,770	$42,090	$137,739	$—	$408,870	$410,152

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to an interest rate cap, is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at March 31, 2016 by an aggregate increase of $52.7 million or an aggregate decrease of $52.1 million, respectively. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at March 31, 2016 would increase or decrease by $0.4 million for each respective 1% change in annual interest rates.

CWI 3/31/2016 10-Q – 37

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2016 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CWI 3/31/2016 10-Q – 38

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended March 31, 2016:

2016 Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January	11,839	$9.79	N/A	N/A
February	—	—	N/A	N/A
March	283,613	10.13	N/A	N/A
Total	295,452
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

CWI 3/31/2016 10-Q – 39

Item 6. Exhibits.

The following exhibits are filed with this Report, expect where indicated.

Exhibit No.	Description	Method of Filing

10.1	Agreement for Sale and Purchase of Hotel, dated as of December 11, 2015, by and between HEI Equinox LLC and CWI Manchester Hotel, LLC	Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on February 23, 2016

10.2	First amendment to Agreement for Sale and Purchase of Hotel, dated as of February 12, 2016, by and between HEI Equinox LLC and CWI Manchester Hotel, LLC	Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on February 23, 2016

10.3
First amendment to Credit Agreement, dated as of March 31, 2016, by and among CWI OP, LP as Borrower, Carey Watermark Investors Incorporated, as REIT Guarantor, the financial institutions party thereto, as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent
Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on April 5, 2016

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Carey Watermark Investors Incorporated’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2016 and 2015, (iv) Consolidated Statements of Equity for the three months ended March 31, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CWI 3/31/2016 10-Q – 40

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors Incorporated
Date:	May 12, 2016
		By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Financial Officer
(Principal Financial Officer)

CWI 3/31/2016 10-Q – 41

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing

10.1	Agreement for Sale and Purchase of Hotel, dated as of December 11, 2015, by and between HEI Equinox LLC and CWI Manchester Hotel, LLC	Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on February 23, 2016

10.2	First amendment to Agreement for Sale and Purchase of Hotel, dated as of February 12, 2016, by and between HEI Equinox LLC and CWI Manchester Hotel, LLC	Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on February 23, 2016

10.3
First amendment to Credit Agreement, dated as of March 31, 2016, by and among CWI OP, LP as Borrower, Carey Watermark Investors Incorporated, as REIT Guarantor, the financial institutions party thereto, as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent
Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on April 5, 2016

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Carey Watermark Investors Incorporated’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2016 and 2015, (iv) Consolidated Statements of Equity for the three months ended March 31, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.
Filed herewith