Form 10-Q
period 2016-06-30
Carey Watermark Investors Inc
filed 2016-08-12
CIK 1430259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Registrant has 135,129,071 shares of common stock, $0.001 par value, outstanding at August 5, 2016.

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

CWI 6/30/2016 10-Q – 1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
Assets
Investments in real estate:
Hotels, at cost	$2,316,312	$2,208,941
Accumulated depreciation	(154,584)	(115,639)
Net investments in hotels	2,161,728	2,093,302
Equity investments in real estate	80,653	79,901
Cash	76,295	83,112
Intangible assets, net	80,991	81,877
Accounts receivable	25,380	19,790
Restricted cash	54,367	63,727
Other assets	28,940	30,050
Total assets	$2,508,354	$2,451,759
Liabilities and Equity
Liabilities:
Non-recourse debt, net	$1,435,879	$1,350,835
Senior Credit Facility	32,086	20,000
Accounts payable, accrued expenses and other liabilities	116,103	103,464
Due to related parties and affiliates	2,993	3,104
Distributions payable	19,102	18,909
Total liabilities	1,606,163	1,496,312
Commitments and contingencies (Note 10)
Equity:
CWI stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized; 134,050,330 and 132,686,254 shares, respectively, issued and outstanding	134	134
Additional paid-in capital	1,111,046	1,112,640
Distributions and accumulated losses	(285,891)	(241,379)
Accumulated other comprehensive loss	(2,494)	(885)
Total CWI stockholders’ equity	822,795	870,510
Noncontrolling interests	79,396	84,937
Total equity	902,191	955,447
Total liabilities and equity	$2,508,354	$2,451,759

See Notes to Consolidated Financial Statements.

CWI 6/30/2016 10-Q – 2

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Hotel Revenues
Rooms	$115,065	$97,497	$221,174	$173,604
Food and beverage	43,915	28,297	80,915	52,129
Other operating revenue	14,596	10,397	26,847	20,246
Total Hotel Revenues	173,576	136,191	328,936	245,979
Operating Expenses
Hotel Expenses
Rooms	23,992	19,903	46,570	37,093
Food and beverage	29,765	19,765	56,455	36,792
Other hotel operating expenses	7,638	5,609	14,658	10,888
Sales and marketing	16,091	13,220	31,039	24,804
General and administrative	13,568	10,757	27,113	20,363
Property taxes, insurance, rent and other	16,676	12,543	34,185	24,072
Repairs and maintenance	5,338	4,350	10,458	8,839
Utilities	3,879	3,385	7,752	6,764
Management fees	5,198	3,180	10,723	5,808
Depreciation and amortization	20,134	16,972	39,734	31,272
Total Hotel Expenses	142,279	109,684	278,687	206,695

Other Operating Expenses
Asset management fees to affiliate and other expenses	3,939	2,847	7,711	5,415
Corporate general and administrative expenses	2,944	2,938	6,338	5,924
Acquisition-related expenses	—	11,105	3,727	17,493
Impairment charges	3,660	—	3,660	—
Total Other Operating Expenses	10,543	16,890	21,436	28,832
Operating Income	20,754	9,617	28,813	10,452
Other Income and (Expenses)
Interest expense	(16,162)	(12,863)	(32,179)	(24,358)
Equity in earnings of equity method investments in real estate	2,813	2,256	5,115	2,916
Net gain (loss) on extinguishment of debt (Note 9)	—	1,987	(1,064)	1,840
Other income	8	2,375	13	2,386
Total Other Income and (Expenses)	(13,341)	(6,245)	(28,115)	(17,216)
Income (Loss) from Operations Before Income Taxes	7,413	3,372	698	(6,764)
Provision for income taxes	(3,176)	(2,465)	(2,004)	(3,476)
Net Income (Loss)	4,237	907	(1,306)	(10,240)
Loss (income) attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $1,586, $2,045, $4,093 and $3,892, respectively)	293	206	(5,079)	(597)
Net Income (Loss) Attributable to CWI Stockholders	$4,530	$1,113	$(6,385)	$(10,837)
Basic and Diluted Income (Loss) Per Share	$0.03	$0.01	$(0.05)	$(0.08)
Basic and Diluted Weighted-Average Shares Outstanding	134,402,469	130,859,012	134,012,328	130,353,785

Distributions Declared Per Share	$0.1425	$0.1375	$0.2850	$0.2750

See Notes to Consolidated Financial Statements.

CWI 6/30/2016 10-Q – 3

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Income (Loss)	$4,237	$907	$(1,306)	$(10,240)
Other Comprehensive (Loss) Income
Unrealized (loss) gain on derivative instruments	(145)	466	(1,058)	(729)
Comprehensive Income (Loss)	4,092	1,373	(2,364)	(10,969)

Amounts Attributable to Noncontrolling Interests
Net loss (income)	293	206	(5,079)	(597)
Unrealized loss (gain) on derivative instruments	3	(150)	372	160
Comprehensive loss (income) attributable to noncontrolling interests	296	56	(4,707)	(437)
Comprehensive Income (Loss) Attributable to CWI Stockholders	$4,388	$1,429	$(7,071)	$(11,406)

See Notes to Consolidated Financial Statements.

CWI 6/30/2016 10-Q – 4

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Six Months Ended June 30, 2016 and 2015
(in thousands, except share and per share amounts)

	CWI Stockholders
	Shares	Common Stock	Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CWI Stockholders	Noncontrolling Interests	Total
Balance at January 1, 2016	132,686,254	$134	$1,112,640	$(241,379)	$(885)	$870,510	$84,937	$955,447
Net (loss) income				(6,385)		(6,385)	5,079	(1,306)
Shares issued, net of offering costs	2,211,709	2	23,168			23,170		23,170
Distributions to noncontrolling interests						—	(6,074)	(6,074)
Shares issued under share incentive plans	24,664	—	81			81		81
Stock-based compensation to directors	16,886	—	180			180		180
Purchase of membership interest from noncontrolling interest			(16,024)		(923)	(16,947)	(4,174)	(21,121)
Distributions declared ($0.2850 per share)				(38,127)		(38,127)		(38,127)
Other comprehensive loss:
Change in net unrealized loss on derivative instruments					(686)	(686)	(372)	(1,058)
Repurchase of shares	(889,183)	(2)	(8,999)			(9,001)		(9,001)
Balance at June 30, 2016	134,050,330	$134	$1,111,046	$(285,891)	$(2,494)	$822,795	$79,396	$902,191

Balance at January 1, 2015	129,083,977	$129	$1,075,768	$(142,123)	$(517)	$933,257	$13,688	$946,945
Net (loss) income				(10,837)		(10,837)	597	(10,240)
Shares issued, net of offering costs	2,014,660	3	20,101			20,104		20,104
Shares issued to affiliates	96,471	—	994			994		994
Contributions from noncontrolling interests						—	86,397	86,397
Distributions to noncontrolling interests						—	(4,889)	(4,889)
Shares issued under share incentive plans	17,605	—	49			49		49
Stock-based compensation to directors	17,476	—	180			180		180
Distributions declared ($0.2750 per share)				(35,850)		(35,850)		(35,850)
Other comprehensive income:
Change in net unrealized loss on derivative instruments					(569)	(569)	(160)	(729)
Repurchase of shares	(356,952)	—	(3,508)			(3,508)		(3,508)
Balance at June 30, 2015	130,873,237	$132	$1,093,584	$(188,810)	$(1,086)	$903,820	$95,633	$999,453

See Notes to Consolidated Financial Statements.

CWI 6/30/2016 10-Q – 5

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash Flows — Operating Activities
Net loss	$(1,306)	$(10,240)
Adjustments to net loss:
Depreciation and amortization	39,734	31,272
Impairment charges (Note 7)	3,660	—
Straight-line rent adjustments	2,657	2,694
Equity in earnings of equity method investments in real estate in excess of distributions received	(1,974)	(2,660)
Loss (gain) on extinguishment of debt (Note 9)	668	(1,982)
Amortization of stock-based compensation expense	377	320
Amortization of deferred financing costs, fair market value of debt, ground lease intangible and other	(89)	762
Receipt of key money and other deferred incentive payments	1,075	2,713
Net changes in other operating assets and liabilities	(535)	3,960
Increase in due to related parties and affiliates	(267)	5,839
Net Cash Provided by Operating Activities	44,000	32,678

Cash Flows — Investing Activities
Funds released from escrow	74,933	36,616
Acquisitions of hotels	(74,224)	(511,333)
Funds placed in escrow	(65,573)	(51,790)
Capital expenditures	(36,816)	(31,342)
Deposits released for hotel investments	5,718	8,600
Distributions received from equity investments in excess of equity income	949	563
Purchase of equity interest	—	(38,327)
Proceeds from sale of investment	—	28,995
Deposits for hotel investments	—	(2,100)
Net Cash Used in Investing Activities	(95,013)	(560,118)

Cash Flows — Financing Activities
Proceeds from mortgage financing	213,500	274,000
Scheduled payments and prepayments of mortgage principal	(126,123)	(27,285)
Distributions paid	(37,934)	(32,712)
Proceeds from Senior Credit Facility	30,000	—
Proceeds from issuance of shares, net of offering costs	23,170	19,823
Purchase of membership interest from noncontrolling interest (Note 11)	(21,121)	—
Repayment of Senior Credit Facility	(17,914)	—
Repurchase of shares	(9,001)	(3,508)
Distributions to noncontrolling interests	(6,074)	(4,889)
Deferred financing costs	(2,776)	(3,862)
Deposits for mortgage financing	(1,970)	1,914
Deposits released for mortgage financing	1,850	(2,014)
Termination of interest rate swap	(1,221)	—
Withholding on restricted stock units	(116)	(90)
Purchase of interest rate caps	(74)	(238)
Contributions from noncontrolling interests	—	86,397
Net Cash Provided by Financing Activities	44,196	307,536

Change in Cash During the Period
Net decrease in cash	(6,817)	(219,904)
Cash, beginning of period	83,112	330,811
Cash, end of period	$76,295	$110,907
See Notes to Consolidated Financial Statements.

CWI 6/30/2016 10-Q – 6

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

We are managed by Carey Lodging Advisors, LLC, or our Advisor, an indirect subsidiary of WPC. Our Advisor manages our overall portfolio, including providing oversight and strategic guidance to the independent hotel operators that manage our hotels. CWA, LLC, a subsidiary of Watermark Capital Partners, or the Subadvisor, provides services to our Advisor primarily relating to acquiring, managing, financing and disposing of our hotels and overseeing the independent operators that manage the day-to-day operations of our hotels. In addition, the Subadvisor provides us with the services of Michael G. Medzigian, our chief executive officer, subject to the approval of our independent directors.

We held ownership interests in 35 hotels at June 30, 2016. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 — Portfolio Overview for a complete listing of the hotels that we consolidate, or our Consolidated Hotels, and the hotels that we record as equity investments, or our Unconsolidated Hotels, at June 30, 2016.

Public Offerings

We raised $575.8 million through our initial public offering, which ran from September 15, 2010 through September 15, 2013, and $577.4 million through our follow-on offering, which ran from December 20, 2013 through December 31, 2014. From inception through June 30, 2016, we also received $101.5 million through our distribution reinvestment plan, or DRIP. We have fully invested the proceeds from both our initial public offering and follow-on offering.

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

CWI 6/30/2016 10-Q – 7

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

On January 1, 2016, we adopted the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Update, or ASU, 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, as described in the Recent Accounting Pronouncements section below, which amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a variable interest entity, or VIE, and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. We apply accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain decision-making rights within a loan or joint-venture agreement can cause us to consider an entity a VIE. Limited partnerships and other similar entities which operate as a partnership will be considered a VIE unless the limited partners hold substantive kick-out rights or participation rights. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE, and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of the VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. We performed this analysis on all of our subsidiary entities following the guidance in ASU 2015-02 to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of this change in guidance, we determined that five entities that were previously classified as voting interest entities should now be classified as VIEs as of January 1, 2016 and therefore included in our VIE disclosure. However, there was no change in determining whether or not we consolidate these entities as a result of the new guidance. We elected to retrospectively adopt ASU 2015-02 which resulted in changes to our VIE disclosures within the consolidated balance sheets. There were no other changes to our consolidated balance sheets or results of operations for the period presented.

At June 30, 2016, we considered five entities to be VIEs, four of which we consolidated as we are considered the primary beneficiary. The following table presents a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets (in thousands):

	June 30, 2016	December 31, 2015
Net investments in hotels	$514,575	$510,295
Intangible assets, net	39,852	40,252
Total assets	586,509	589,530

Non-recourse debt, net	$317,736	$318,936
Total liabilities	346,322	348,372

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

During the year ended December 31, 2015, we determined that our presentation of common shares repurchased should be classified as a reduction to Common stock for the par amount of the common shares repurchased and as a reduction to Additional paid-in capital for the excess over the amount allocated to common stock, as well as included as shares unissued within the consolidated financial statements. We previously classified common shares repurchased as Treasury stock in our consolidated balance sheets. We repurchased 356,952 shares during the six months ended June 30, 2015. We evaluated the impact of this correction on previously-issued financial statements and concluded that they were not materially misstated. In order to conform previously-issued financial statements to the current period, we elected to revise previously-issued financial statements the next time such financial statements are filed. The correction eliminates Treasury stock of $6.5 million as of June 30, 2015 and results in a corresponding reduction of Additional paid-in capital, but has no impact on total equity within the

CWI 6/30/2016 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

consolidated balance sheet as of June 30, 2015 and consolidated statement of equity for the six months ended June 30, 2015. The accompanying consolidated statement of equity for the six months ended June 30, 2015 has been revised accordingly. In addition, we will revise the consolidated statement of equity for the period ended September 30, 2015, as this financial statement is presented in a future filing. The misclassification had no impact on the previously-reported consolidated statements of income, consolidated statements of comprehensive income, or consolidated statements of cash flows.
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

CWI 6/30/2016 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

comparative period presented. We are evaluating the impact of the new standard and have not yet determined if it will have a material impact on our business or our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. ASU 2016-05 clarifies that a change in counterparty to a derivative contract in and of itself, does not require the dedesignation of a hedging relationship. ASU 2016-05 is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted and entities have the option of adopting this guidance on a prospective basis to new derivative contracts or on a modified retrospective basis. We elected to early adopt ASU 2016-05 on January 1, 2016 on a prospective basis and there was no impact on our consolidated financial statements.

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

Note 3. Agreements and Transactions with Related Parties

Agreements with Our Advisor and Affiliates

We have an advisory agreement with our Advisor to perform certain services for us under a fee arrangement, including managing our overall business; the identification, evaluation, negotiation, purchase and disposition of lodging and lodging-related properties; and the performance of certain administrative duties. The advisory agreement has a term of one year and may be renewed for successive one-year periods. Our Advisor has entered into a subadvisory agreement with the Subadvisor, whereby our Advisor pays 20% of the fees earned under the advisory agreement to the Subadvisor and the Subadvisor provides certain personnel services to us.

The following tables present a summary of fees we paid; expenses we reimbursed and distributions we made to our Advisor, Subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amounts Included in the Consolidated Statements of Operations
Asset management fees	$3,538	$2,841	$7,008	$5,394
Available Cash Distributions	1,586	2,045	4,093	3,892
Personnel and overhead reimbursements	1,604	1,778	3,579	3,626
Acquisition fees	—	8,237	2,158	13,919
	$6,728	$14,901	$16,838	$26,831

Other Transaction Fees Incurred
Advisor fee for purchase of membership interest (Note 11)	$—	$—	$527	$—
Capitalized loan refinancing fee	—	150	500	270
Capitalized acquisition fees for equity method investments	—	1,915	—	1,915
	$—	$2,065	$1,027	$2,185

CWI 6/30/2016 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of the amounts included in Due to related parties and affiliates in the consolidated financial statements (in thousands):

	June 30, 2016	December 31, 2015
Amounts Due to Related Parties and Affiliates
Reimbursable costs	$1,609	$1,605
Other amounts due to our Advisor	1,266	1,105
Due to joint-venture partners and other	118	394
	$2,993	$3,104

Asset Management Fees, Dispositions Fees and Loan Refinancing Fees

We pay our Advisor an annual asset management fee equal to 0.5% of the aggregate Average Market Value of our Investments, both as defined in our advisory agreement with our Advisor. Our Advisor is also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property, as well as a loan refinancing fee of up to 1% of a refinanced loan, if certain conditions described in the advisory agreement are met. If our Advisor elects to receive all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV. We paid our asset management fees in cash for the three and six months ended June 30, 2016 and 2015. For the six months ended June 30, 2015, $1.0 million in asset management fees were settled in shares of our common stock, which related to fees incurred during the fourth quarter of 2014. At June 30, 2016, our Advisor owned 1,501,028 shares (1.1%) of our outstanding common stock. Asset management fees are included in Asset management fees to affiliate and other expenses in the consolidated financial statements. No disposition fees were recognized during the three and six months ended June 30, 2016 or 2015.

Available Cash Distributions

Carey Watermark Holdings’ special general partner interest entitles it to receive distributions of 10% of Available Cash, as defined in the limited partnership agreement of the Operating Partnership, or Available Cash Distributions, generated by the Operating Partnership, subject to certain limitations. In addition, in the event of the dissolution of the Operating Partnership, Carey Watermark Holdings will be entitled to receive distributions of up to 15% of net proceeds, provided certain return thresholds are met for the initial investors in the Operating Partnership. Available Cash Distributions are included in Loss attributable to noncontrolling interests in the consolidated financial statements.

Personnel and Overhead Reimbursements/Reimbursable Costs

We reimburse our Advisor for the actual cost of personnel allocable to their time devoted to providing administrative services to us, as well as rent expense. Pursuant to the subadvisory agreement, after we reimburse our Advisor, the Advisor will subsequently reimburse the Subadvisor for personnel costs and other charges, including the services of our chief executive officer, subject to the approval of our board of directors. We have also granted restricted stock units to employees of the Subadvisor pursuant to our 2010 Equity Incentive Plan. These reimbursements are included in Corporate general and administrative expenses and Due to related parties and affiliates in the consolidated financial statements. We paid these reimbursements in cash for the three and six months ended June 30, 2016 and 2015. For the six months ended June 30, 2015, less than $0.1 million in reimbursements were settled in shares, all of which related to reimbursements for costs incurred during the fourth quarter of 2014.

Acquisition Fees to our Advisor

Our Advisor receives acquisition fees of 2.5% of the total investment cost of the properties acquired, including on our proportionate share of equity method investments and loans originated by us, not to exceed 6% of the aggregate contract purchase price of all investments and loans.

Other Amounts Due to Our Advisor

This balance primarily represents asset management fees payable at June 30, 2016 and December 31, 2015.

CWI 6/30/2016 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

Due to Joint-Venture Partners and Other

This balance is primarily comprised of amounts due from consolidated joint ventures to our joint-venture partners related to hotel operating expenses paid by hotel managers that are affiliates of our joint-venture partners, which will be reimbursed.

Jointly-Owned Investments and Other Transactions with Affiliates

At June 30, 2016, we owned interests in two jointly-owned investments with our affiliate, Carey Watermark Investors 2 Incorporated, or CWI 2: the Ritz-Carlton Key Biscayne, a Consolidated Hotel, and the Marriott Sawgrass Golf Resort & Spa, an Unconsolidated Hotel. CWI 2 is a publicly-owned, non-listed REIT that is also advised by our Advisor and invests in lodging and lodging-related properties.

Note 4. Net Investments in Hotels

Net investments in hotels are summarized as follows (in thousands):

	June 30, 2016	December 31, 2015
Buildings	$1,686,579	$1,629,741
Land	386,512	371,712
Furniture, fixtures and equipment	126,617	121,722
Building and site improvements	76,858	63,456
Construction in progress	39,746	22,310
Hotels, at cost	2,316,312	2,208,941
Less: Accumulated depreciation	(154,584)	(115,639)
Net investments in hotels	$2,161,728	$2,093,302

2016 Acquisition

During the six months ended June 30, 2016, we acquired one Consolidated Hotel, the Equinox, a Luxury Collection Golf Resort & Spa, or Equinox, which we refer to as our 2016 Acquisition and includes real estate and other hotel assets, net of assumed liabilities, totaling $74.2 million. This acquisition was considered to be a business combination. In connection with this acquisition, we expensed acquisition costs of $4.0 million (of which $3.7 million was expensed during the six months ended June 30, 2016 and $0.3 million was expensed during the year ended December 31, 2015), including acquisition fees of $2.2 million paid to our Advisor. See Note 9 for information about mortgage financing obtained in connection with this acquisition and Note 10 for information about planned renovations on this hotel.

CWI 6/30/2016 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

The following tables present a summary of assets acquired and liabilities assumed in this business combination, at the date of acquisition, and revenues and earnings thereon since the date of acquisition through June 30, 2016 (in thousands):

Equinox (a)
Acquisition date	February 17, 2016
Cash consideration	$74,224
Assets acquired at fair value:
Land	$14,800
Building and site improvements	58,396
Furniture, fixtures and equipment	1,100
Accounts receivable	534
Other assets	854
Liabilities assumed at fair value:
Accounts payable, accrued expenses and other liabilities	(1,460)
Net assets acquired at fair value	$74,224

From Acquisition date through June 30, 2016
Revenues	$5,646
Net loss	$385
___________

(a)
The purchase price was allocated to the assets acquired and liabilities assumed based upon their preliminary fair values. The information in this table is based on the current best estimates of management. We are in the process of finalizing our assessment of the fair value of the assets acquired and liabilities assumed. Accordingly, the fair value of these assets acquired and liabilities assumed is subject to change.

Construction in Progress

At June 30, 2016 and December 31, 2015, construction in progress, recorded at cost, was $39.7 million and $22.3 million, respectively, and related primarily to renovations at the Marriott Kansas City Country Club Plaza, the Ritz-Carlton Key Biscayne, the Sheraton Austin Hotel at the Capitol and the Hawks Cay Resort at June 30, 2016 and Marriott Kansas City Country Club Plaza, the Renaissance Chicago Downtown, the Sheraton Austin Hotel at the Capitol and the Hawks Cay Resort at December 31, 2015 (Note 10). We capitalize interest expense and certain other costs, such as property taxes, property insurance and hotel incremental labor costs, related to hotels undergoing major renovations. We capitalized $0.9 million and $0.2 million of such costs during the three months ended June 30, 2016 and 2015, respectively, and $1.2 million and $1.2 million during the six months ended June 30, 2016 and 2015, respectively.

During the six months ended June 30, 2016 and 2015, accrued capital expenditures decreased by $0.9 million and increased by $3.3 million, respectively, representing non-cash investing activity.

Note 5. Equity Investments in Real Estate

At June 30, 2016, we owned equity interests in four Unconsolidated Hotels, three with unrelated third parties and one with CWI 2. We do not control the ventures that own these hotels, but we exercise significant influence over them. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to our Advisor that we incur and other-than-temporary impairment charges, if any).

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

CWI 6/30/2016 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

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

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these ventures are affected by the timing and nature of distributions (dollars in thousands):

Unconsolidated Hotels	State	Number of Rooms	% Owned	Our Initial Investment (a)	Acquisition Date	Hotel Type	Renovation Status at June 30, 2016	Carrying Value at
								June 30, 2016	December 31, 2015
Hyatt French Quarter Venture (b)	LA	254	80%	$13,000	9/6/2011	Full-service	Completed	$1,026	$1,752
Westin Atlanta Venture (c)	GA	372	57%	13,170	10/3/2012	Full-service	Completed	6,662	7,156
Marriott Sawgrass Golf Resort & Spa Venture (d) (e)	FL	511	50%	33,758	10/3/2014	Resort	In progress	33,592	32,668
Ritz-Carlton Philadelphia Venture (f)	PA	299	60%	38,327	5/15/2015	Full-service	In progress	39,373	38,325
		1,436		$98,255				$80,653	$79,901
___________

(a)	This amount represents purchase price plus capitalized costs, inclusive of fees paid to our Advisor, at the time of acquisition.

(b)	We received cash distributions of $0.2 million and $1.4 million from this investment during the three and six months ended June 30, 2016, respectively.

(c)	We received cash distributions of $0.7 million and $1.0 million from this investment during the three and six months ended June 30, 2016, respectively.

(d)	We received cash distributions of $1.3 million from this investment during both the three and six months ended June 30, 2016.

(e)
This investment is considered a VIE (Note 2). We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence but does not give us power over decisions that significantly affect the economic performance of the entity.

(f)	We received cash distributions of $0.2 million and $0.3 million from this investment during the three and six months ended June 30, 2016, respectively.

The following table sets forth our share of equity in earnings from our Unconsolidated Hotels, which are based on the hypothetical liquidation at book value model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Venture	2016	2015	2016	2015
Marriott Sawgrass Golf Resort & Spa Venture	$1,097	$1,197	$2,222	$1,197
Ritz-Carlton Philadelphia Venture	741	418	1,386	418
Hyatt French Quarter Venture	743	683	983	1,518
Westin Atlanta Venture	232	(42)	524	(217)
Total equity in earnings of equity method investments in real estate	$2,813	$2,256	$5,115	$2,916

No other-than-temporary impairment charges related to our investments in these ventures were recognized during the three or six months ended June 30, 2016 or 2015.

At June 30, 2016 and December 31, 2015, the unamortized basis differences on our equity investments were $3.4 million and $3.5 million, respectively. Net amortization of the basis differences reduced the carrying values of our equity investments by $0.1 million and less than $0.1 million during the three months ended June 30, 2016 and 2015, respectively, and by $0.1 million and less than $0.1 million for the six months ended June 30, 2016 and 2015, respectively.

CWI 6/30/2016 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

Note 6. Intangible Assets and Liabilities

Intangible assets and liabilities, included in Intangible assets, net and Accounts payable, accrued expenses and other liabilities, respectively, in the consolidated financial statements, are summarized as follows (dollars in thousands):

		June 30, 2016			December 31, 2015
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Villa/condo rental programs	45 – 55	$72,400	$(2,758)	$69,642	$72,400	$(2,005)	$70,395
Below-market hotel ground leases and parking garage lease	10 - 93	11,655	(433)	11,222	11,655	(337)	11,318
In-place leases	2 – 21	317	(190)	127	317	(153)	164
Total intangible assets, net		$84,372	$(3,381)	$80,991	$84,372	$(2,495)	$81,877

Amortizable Intangible Liability
Above-market hotel ground lease	85	$(2,100)	$52	$(2,048)	$(2,100)	$39	$(2,061)

Net amortization of intangibles was $0.4 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively, and $0.9 million and $0.5 million for the six months ended June 30, 2016 and 2015, respectively. Amortization of in-place lease intangibles and the villa/condo rental programs is included in Depreciation and amortization, and amortization of hotel parking garage lease, below-market hotel ground lease and above-market hotel ground lease intangibles is included in Property taxes, insurance, rent and other in the consolidated financial statements.

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

We did not have any transfers into or out of Level 1, Level 2 and Level 3 category of measurements during the three or six months ended June 30, 2016 or 2015. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our non-recourse debt, net, which we have classified as Level 3, had a carrying value of $1.4 billion at both June 30, 2016 and December 31, 2015 and an estimated fair value of $1.5 billion and $1.4 billion at June 30, 2016 and December 31, 2015, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both June 30, 2016 and December 31, 2015.

CWI 6/30/2016 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. For real estate assets held for investment and related intangible assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the estimated future net undiscounted cash flow that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. If the future net undiscounted cash flow of the property’s asset group is less than the carrying value, the carrying value of the property’s asset group is considered not recoverable. We then measure the loss as the excess of the carrying value of the property’s asset group over its estimated fair value. The property’s asset group’s estimated fair value is primarily determined using market information from outside sources, such as broker quotes or recent comparable sales. In cases where the available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each asset to determine an estimated fair value. We determined that the significant inputs used to value these investments fall within Level 3 for fair value reporting. As a result of our assessments, we calculated an impairment charge based on market conditions and assumptions that existed at the time. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.

During both the three and six months ended June 30, 2016, we recognized impairment charges totaling $3.7 million on three properties with an aggregate fair value measurement of $33.0 million in order to reduce the carrying value of the properties to their estimated fair values.

Note 8. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are two main components of economic risk that impact us: interest rate risk and market risk. We are primarily subject to interest rate risk on our interest-bearing assets and liabilities, including our Senior Credit Facility (Note 9), at June 30, 2016. Market risk includes changes in the value of our properties and related loans.

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

CWI 6/30/2016 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Balance Sheet Location	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Interest rate swaps	Other assets	$—	$109	$—	$—
Interest rate caps	Other assets	25	117	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(271)	(716)
		$25	$226	$(271)	$(716)

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements. At both June 30, 2016 and December 31, 2015, no cash collateral had been posted nor received for any of our derivative positions.

We recognized unrealized losses of $0.5 million and $0.1 million in Other comprehensive loss on derivatives in connection with our interest rate swaps and caps during the three months ended June 30, 2016 and 2015, respectively, and losses of $1.8 million during both the six months ended June 30, 2016 and 2015.

We reclassified losses of $0.2 million and $0.4 million from Other comprehensive loss on derivatives into interest expense during the three months ended June 30, 2016 and 2015, respectively, and losses of $0.5 million and $0.8 million during the six months ended June 30, 2016 and 2015.

Amounts reported in Other comprehensive loss related to interest rate swaps will be reclassified to Interest expense as interest payments are made on our variable-rate debt. At June 30, 2016, we estimated that an additional $0.9 million, inclusive of amounts attributable to noncontrolling interests of $0.1 million, will be reclassified as Interest expense during the next 12 months related to our interest rate swaps and caps.

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

The interest rate swaps and caps that we had outstanding on our Consolidated Hotels at June 30, 2016 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of	Face	Fair Value at
Interest Rate Derivatives	Instruments	Amount	June 30, 2016
Interest rate swaps	2	$69,200	$(271)
Interest rate caps	8	304,700	25
			$(246)

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of June 30, 2016. At June 30, 2016, our total credit exposure was less than $0.1 million and the maximum exposure to any single counterparty was less than $0.1 million.

CWI 6/30/2016 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At June 30, 2016, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $0.3 million and $0.8 million at June 30, 2016 and December 31, 2015, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at either June 30, 2016 or December 31, 2015, we could have been required to settle our obligations under these agreements at their aggregate termination value of $0.3 million and $0.8 million, respectively.

Note 9. Debt

The following table presents the non-recourse debt, net on our Consolidated Hotel investments (dollars in thousands):

			Carrying Amount at
	Interest Rate Range	Current Maturity Date Range (a)	June 30, 2016	December 31, 2015
Fixed rate	3.6% - 6.1%	6/2017 - 9/2038	$1,064,002	$957,189
Variable rate (b)	2.7% - 7.7%	3/2017 - 12/2020	371,877	393,646
			$1,435,879	$1,350,835
___________

(a)	Many of our mortgage loans have extension options, which are subject to certain conditions. The maturity dates in the table do not reflect the extension options.

(b)
These mortgage loans have variable interest rates, which have effectively been capped or converted to fixed rates through the use of interest rate caps or swaps (Note 8). The interest rate range presented for these mortgage loans reflect the rates in effect at June 30, 2016 through the use of an interest rate cap or swap, when applicable.

Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and would be triggered under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a provision were triggered, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then retain all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. At December 31, 2015, the minimum debt service coverage ratio for the Renaissance Chicago Downtown was not met, and therefore a cash management agreement was enacted that permits the lender to sweep the hotel’s excess cash flow. As of June 30, 2016, this ratio was still not met and the cash management agreement remained in effect.

Covenants

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage ratios. At June 30, 2016, we were in compliance with the applicable covenants for each of our mortgage loans.

Senior Credit Facility

At December 31, 2015, we had a senior credit facility that provided for a $50.0 million senior unsecured revolving credit facility, or our Senior Credit Facility, inclusive of a $5.0 million letter of credit subfacility, and is used for the working capital needs of the Company and its subsidiaries, as well as for other general corporate purposes. On March 31, 2016, we amended our Senior Credit Facility, which reduced the capacity under the facility from $50.0 million to $35.0 million and altered certain covenant calculations. As amended, our Senior Credit Facility continues to bear interest at the London Interbank Offered Rate, or LIBOR, plus 2.75%; however, if at any time the Company’s leverage ratio, as defined in the credit agreement, is greater than 65%, interest on loans under our Senior Credit Facility will increase to LIBOR plus 3.25%. Our Senior Credit Facility is scheduled to mature on December 4, 2017, but may be extended by us for one 12-month period, subject to the satisfaction of certain conditions and an extension fee of 0.25%. Our Senior Credit Facility contains a provision that once the outstanding balance is reduced below $25.0 million, then the capacity under the facility is permanently reduced to $25.0 million.

At June 30, 2016, the outstanding balance under our Senior Credit Facility was $32.1 million. We pay a fee of 0.25% on the unused portion of our Senior Credit Facility.

CWI 6/30/2016 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

The Credit Agreement includes customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter, as well as various customary affirmative and negative covenants as outlined in the First Amendment to Credit Agreement. We were in compliance with all applicable covenants at June 30, 2016.

Financing Activity During 2016

In connection with our 2016 Acquisition (Note 4), we obtained $46.5 million in non-recourse mortgage financing, with a fixed interest rate of 4.5% and a maturity date of March 1, 2021. We recognized $0.4 million of deferred financing costs related to this loan.

During the six months ended June 30, 2016, we refinanced three non-recourse mortgage loans totaling $145.0 million with new non-recourse mortgage loans totaling $189.0 million, which have a weighted-average interest rate of 3.9% and term of 4.7 years. We recognized an aggregate loss on extinguishment of debt totaling $1.0 million on these refinancings.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2016, each of the next four calendar years following December 31, 2016, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2016 (remainder)	$3,733
2017	299,727
2018	218,436
2019	144,564
2020	191,852
Thereafter through 2038	615,200
1,473,512
Deferred financing costs (a)	(9,118)
Fair market value adjustment (b)	3,571
Total	$1,467,965
__________

(a)	In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets to Non-recourse debt, net as of December 31, 2015 (Note 2).

(b)	Represents the unamortized premium recorded as of June 30, 2016 in connection with the assumption of the Ritz-Carlton Key Biscayne mortgage loan as part of the acquisition of the hotel in May 2015.

Note 10. Commitments and Contingencies

At June 30, 2016, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position or results of operations.

Renovation Commitments

Certain of our hotel franchise and loan agreements require us to make planned renovations to our hotels (Note 4). We do not currently expect to, and are not obligated to, fund any planned renovations on our Unconsolidated Hotels beyond our original investment.

CWI 6/30/2016 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2016, eight hotels were either undergoing renovation or in the planning stage of renovations, and we currently expect that three will be completed during the second half of 2016, four will be completed during the first half of 2017 and one will be completed during the first half of 2018. The following table summarizes our capital commitments related to our Consolidated Hotels (in thousands):

	June 30, 2016	December 31, 2015
Capital commitments	$135,532	$114,193
Less: paid	(91,567)	(54,164)
Unpaid commitments	43,965	60,029
Less: amounts in cash or restricted cash designated for renovations	(29,706)	(48,575)
Unfunded commitments	$14,259	$11,454

Ground Lease Commitments

Three of our hotels are subject to ground leases. Scheduled future minimum ground lease payments during the remainder of 2016, each of the next four calendar years following December 31, 2016 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2016 (remainder)	$1,563
2017	3,181
2018	3,254
2019	3,328
2020	3,404
Thereafter through 2106	654,599
Total	$669,329

For both the three months ended June 30, 2016 and 2015, we recorded rent expense of $1.0 million, inclusive of percentage rents of $0.2 million for each period, related to these ground leases, which are included in Property taxes, insurance, rent and other in the consolidated financial statements. For the six months ended June 30, 2016 and 2015, we recorded rent expense of $1.9 million and $1.8 million, respectively, inclusive of percentage rents of $0.3 million for each period, related to these ground leases.

CWI 6/30/2016 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss) attributable to CWI stockholders	$4,530	$1,113	(6,385)	(10,837)
Transfers to noncontrolling interest
Decrease in CWI’s additional paid-in capital for purchase of remaining 25% membership interest in Fairmont Sonoma Mission Inn & Spa venture (a)	—	—	(16,024)	—
Net transfers to noncontrolling interest	—	—	(16,024)	—
Change from net income (loss) attributable to CWI and transfers to noncontrolling interest	$4,530	$1,113	$(22,409)	$(10,837)
___________

(a)	Includes $0.5 million fee paid to our Advisor for the purchase of the remaining interest in the venture.

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended June 30,
Gains and Losses on Derivative Instruments	2016	2015
Beginning balance	$(2,352)	$(1,402)
Other comprehensive loss before reclassifications	(496)	(70)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	243	403
Equity in earnings of equity method investments in real estate	108	133
Total	351	536
Net current period other comprehensive (loss) income	(145)	466
Net current period other comprehensive loss (gain) attributable to noncontrolling interests	3	(150)
Ending balance	$(2,494)	$(1,086)

CWI 6/30/2016 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30,
Gains and Losses on Derivative Instruments	2016	2015
Beginning balance	$(885)	$(517)
Other comprehensive loss before reclassifications	(1,794)	(1,801)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	518	807
Equity in earnings of equity method investments in real estate	218	265
Total	736	1,072
Reclassification to additional-paid in capital relating to purchase of remaining 25% membership interest in Fairmont Sonoma Mission Inn & Spa venture	(923)	—
Net current period other comprehensive loss	(1,981)	(729)
Net current period other comprehensive loss attributable to noncontrolling interests	372	160
Ending balance	$(2,494)	$(1,086)

Distributions Declared

During the second quarter of 2016, our board of directors declared a quarterly distribution of $0.1425 per share, which was paid on July 15, 2016 to stockholders of record on June 30, 2016, in the aggregate amount of $19.1 million.

For the six months ended June 30, 2016, our board of directors declared distributions of $38.1 million, including distributions of $19.0 million declared during the three months ended March 31, 2016. We paid distributions of $37.9 million during the six months ended June 30, 2016, comprised of distributions declared during the three months ended March 31, 2016 and the three months ended December 31, 2015 of $19.0 million and $18.9 million, respectively.

Note 12. Subsequent Event

On July 8, 2016, we refinanced the non-recourse mortgage loan of $164.0 million on the Ritz-Carlton Key Biscayne that had an interest rate of 6.1% and a remaining term of two years upon assumption at acquisition with a new non-recourse mortgage loan of $190.0 million that has a fixed interest rate of 4.0% and a term of five years. The proceeds of the refinancing were used to repay a portion of our Senior Credit Facility. As a result, through the date of this Report, the outstanding balance under our Senior Credit Facility was $22.8 million (Note 9).

CWI 6/30/2016 10-Q – 22

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

We have invested the proceeds from our initial public offering and follow-on offering in a diversified lodging portfolio, including full-service, select-service and resort hotels. Our results of operations are significantly impacted by seasonality, acquisition-related expenses and by hotel renovations. We often invest in hotels that then undergo significant renovations. Generally, during the renovation period, a portion of total rooms are unavailable and hotel operations are often disrupted, negatively impacting our results of operations. At June 30, 2016, we held ownership interests in 35 hotels, with a total of 8,813 rooms.

Significant Developments

Acquisitions

During the six months ended June 30, 2016, we acquired an ownership interest in one Consolidated Hotel, with real estate and other hotel assets, net of assumed liabilities, totaling $74.2 million (Note 4).

On February 12, 2016, we acquired the remaining 25% interest in the Fairmont Sonoma Mission Inn & Spa Venture from an unaffiliated third party for $20.6 million, bringing our ownership interest to 100%. In connection with this transaction, we also paid a fee to our Advisor of $0.5 million.

Financings

In connection with our 2016 Acquisition (Note 4), we obtained $46.5 million in non-recourse mortgage financing, with a fixed interest rate of 4.5% and a maturity date of March 1, 2021 (Note 9).

During the six months ended June 30, 2016, we also refinanced three non-recourse mortgage loans totaling $145.0 million with new non-recourse mortgage loans totaling $189.0 million, which have a weighted-average interest rate of 3.9% and term of 4.7 years, and recognized an aggregate loss on extinguishment of debt of $1.0 million (Note 9).

Senior Credit Facility

On March 31, 2016, we amended our Senior Credit Facility, which reduced the capacity under the facility from $50.0 million to $35.0 million, and altered certain covenant calculations. As amended, our Senior Credit Facility continues to bear interest at LIBOR plus 2.75%; however, if at any time the Company’s leverage ratio, as defined in the credit agreement, is greater than 65%, interest on loans under our Senior Credit Facility will increase to LIBOR plus 3.25% (Note 9).

CWI 6/30/2016 10-Q – 23

Financial and Operating Highlights

(Dollars in thousands, except ADR and RevPAR)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Hotel revenues	$173,576	$136,191	$328,936	$245,979
Acquisition-related expenses	—	11,105	3,727	17,493
Net income (loss) attributable to CWI stockholders	4,530	1,113	(6,385)	(10,837)

Cash distributions paid	19,025	17,853	37,934	32,712

Net cash provided by operating activities			44,000	32,678
Net cash used in investing activities			(95,013)	(560,118)
Net cash provided by financing activities			44,196	307,536

Supplemental financial measures: (a)
FFO attributable to CWI stockholders	27,491	19,029	35,368	19,864
MFFO attributable to CWI stockholders	28,867	24,991	42,946	33,810

Consolidated Hotel Operating Statistics
Occupancy	79.1%	80.7%	76.1%	76.7%
ADR	$218.29	$207.04	$219.73	$198.26
RevPAR	$172.74	$167.10	$167.17	$152.06
___________

(a)
We consider the performance metrics listed above, including funds from operations, or FFO, and modified funds from operations, or MFFO, which are supplemental measures that are not defined by GAAP, or non-GAAP measures, to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. See Supplemental Financial Measures below for our definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

The comparison of our results period over period is influenced by both the number and size of the hotels consolidated in each of the respective periods. At June 30, 2016, we owned 31 Consolidated Hotels, of which one was acquired during the six months ended June 30, 2016, compared to 29 Consolidated Hotels at June 30, 2015.

Increases in revenue, FFO and MFFO for both the three and six months ended June 30, 2016 as compared to the same periods in the prior year were primarily driven by our 2015 Acquisitions and 2016 Acquisition.

CWI 6/30/2016 10-Q – 24

Portfolio Overview

Summarized Acquisition Data

The following table sets forth acquisition data and therefore excludes subsequent improvements and capitalized costs for our Consolidated and Unconsolidated Hotels. Amounts for our initial investment for our Consolidated Hotels represent the fair value of net assets acquired less the fair value of noncontrolling interests, exclusive of acquisition expenses and the fair value of any debt assumed, at the time of acquisition. Amounts for our initial investment for our Unconsolidated Hotels represent purchase price plus capitalized costs, inclusive of fees paid to our Advisor, at the time of acquisition (dollars in thousands).

Hotels	State	Number of Rooms	% Owned	Our Initial Investment	Acquisition Date	Hotel Type	Renovation Status at June 30, 2016
Consolidated Hotels
2012 Acquisitions
Hampton Inn Boston Braintree	MA	103	100%	$12,500	5/31/2012	Select-service	Completed
Hilton Garden Inn New Orleans French Quarter/CBD	LA	155	88%	16,176	6/8/2012	Select-service	Completed
Lake Arrowhead Resort and Spa	CA	173	97%	24,039	7/9/2012	Resort	Completed
Courtyard San Diego Mission Valley	CA	317	100%	85,000	12/6/2012	Select-service	Completed
2013 Acquisitions
Hampton Inn Atlanta Downtown	GA	119	100%	18,000	2/14/2013	Select-service	Completed
Hampton Inn Frisco Legacy Park	TX	105	100%	16,100	2/14/2013	Select-service	Completed
Hampton Inn Memphis Beale Street	TN	144	100%	30,000	2/14/2013	Select-service	Completed
Hampton Inn Birmingham Colonnade	AL	133	100%	15,500	2/14/2013	Select-service	Completed
Hilton Garden Inn Baton Rouge Airport	LA	131	100%	15,000	2/14/2013	Select-service	Completed
Courtyard Pittsburgh Shadyside	PA	132	100%	29,900	3/12/2013	Select-service	Completed
Hutton Hotel Nashville	TN	247	100%	73,600	5/29/2013	Full-service	Planned future
Holiday Inn Manhattan 6th Avenue Chelsea	NY	226	100%	113,000	6/6/2013	Full-service	Completed
Fairmont Sonoma Mission Inn & Spa (a)	CA	226	100%	76,647	7/10/2013	Resort	Completed
Marriott Raleigh City Center	NC	400	100%	82,193	8/13/2013	Full-service	Completed
Hawks Cay Resort (b)	FL	422	100%	131,301	10/23/2013	Resort	Completed
Renaissance Chicago Downtown	IL	560	100%	134,939	12/20/2013	Full-service	Completed
2014 Acquisitions
Hyatt Place Austin Downtown	TX	296	100%	86,673	4/1/2014	Select-service	None planned
Courtyard Times Square West	NY	224	100%	87,443	5/27/2014	Select-service	None planned
Sheraton Austin Hotel at the Capitol	TX	363	80%	90,220	5/28/2014	Full-service	In progress
Marriott Boca Raton at Boca Center	FL	256	100%	61,794	6/12/2014	Full-service	Completed
Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center	CO	302	100%	81,262	6/25/2014	Select-service	None planned
Sanderling Resort	NC	125	100%	37,052	10/28/2014	Resort	Completed
Staybridge Suites Savannah Historic District	GA	104	100%	22,922	10/30/2014	Select-service	Planned future
Marriott Kansas City Country Club Plaza	MO	295	100%	56,644	11/18/2014	Full-service	In progress
2015 Acquisitions
Westin Minneapolis	MN	214	100%	66,176	2/12/2015	Full-service	Planned future
Westin Pasadena	CA	350	100%	141,738	3/19/2015	Full-service	Planned future
Hilton Garden Inn/Homewood Suites Atlanta Midtown	GA	228	100%	58,492	4/29/2015	Select-service	None planned
Ritz-Carlton Key Biscayne (c)	FL	458	47%	68,925	5/29/2015	Resort	Planned future
Ritz-Carlton Fort Lauderdale (d)	FL	198	70%	89,642	6/30/2015	Resort	Completed
Le Méridien Dallas, The Stoneleigh	TX	176	100%	68,714	11/20/2015	Full-service	Completed
2016 Acquisition
Equinox, a Luxury Collection Golf Resort & Spa	VT	195	100%	74,224	2/17/2016	Resort	Planned future
		7,377		$1,965,816
Unconsolidated Hotels
Hyatt New Orleans French Quarter	LA	254	80%	$13,000	9/6/2011	Full-service	Completed
Westin Atlanta Perimeter North	GA	372	57%	13,170	10/3/2012	Full-service	Completed
Marriott Sawgrass Golf Resort & Spa (e)	FL	511	50%	33,758	10/3/2014	Resort	In progress
Ritz-Carlton Philadelphia	PA	299	60%	38,327	5/15/2015	Full-service	In progress
		1,436		$98,255
___________

(a)	On February 12, 2016, we acquired the remaining 25% interest in the Fairmont Sonoma Mission Inn & Spa venture from an unaffiliated third party, bringing our ownership interest in the hotel to 100%.

CWI 6/30/2016 10-Q – 25

(b)	Includes 245 privately-owned villas that participate in the villa/condo rental program as June 30, 2016.

(c)	CWI 2 owns an interest of approximately 19% in this venture. Also, the number of rooms presented includes 156 condo-hotel units that participate in the villa/condo rental program at June 30, 2016.

(d)	Includes 32 condo-hotel units that participate in the villa/condo rental program at June 30, 2016.

(e)	Our initial investment represents our remaining 50% interest in the Marriott Sawgrass Golf Resort & Spa venture after selling our 50% controlling interest to CWI 2 on April 1, 2015.

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

In addition, we use other information that may not be financial in nature to evaluate the operating performance of our business, including statistical information, such as occupancy rate, average daily rate, or ADR, and revenue per available room, or RevPAR. Occupancy rate, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy rate, is an important statistic for monitoring operating performance at our hotels. Our occupancy rate, ADR and RevPAR performance may be impacted by macroeconomic factors such as U.S. economic conditions, changes in regional and local labor markets, personal income and corporate earnings, business relocation decisions, business and leisure travel, new hotel construction and the pricing strategies of competitors.

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

CWI 6/30/2016 10-Q – 26

The following table presents our comparative results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Hotel Revenues	$173,576	$136,191	$37,385	$328,936	$245,979	$82,957

Hotel Expenses	142,279	109,684	32,595	278,687	206,695	71,992

Other Operating Expenses
Asset management fees to affiliate and other	3,939	2,847	1,092	7,711	5,415	2,296
Corporate general and administrative expenses	2,944	2,938	6	6,338	5,924	414
Acquisition-related expenses	—	11,105	(11,105)	3,727	17,493	(13,766)
Impairment charges	3,660	—	3,660	3,660	—	3,660
	10,543	16,890	(6,347)	21,436	28,832	(7,396)

Operating Income	20,754	9,617	11,137	28,813	10,452	18,361

Other Income and (Expenses)
Interest expense	(16,162)	(12,863)	(3,299)	(32,179)	(24,358)	(7,821)
Equity in earnings of equity method investments in real estate	2,813	2,256	557	5,115	2,916	2,199
Net gain (loss) on extinguishment of debt (Note 9)	—	1,987	(1,987)	(1,064)	1,840	(2,904)
Other income	8	2,375	(2,367)	13	2,386	(2,373)
	(13,341)	(6,245)	(7,096)	(28,115)	(17,216)	(10,899)

Income (Loss) from Operations Before Income Taxes	7,413	3,372	4,041	698	(6,764)	7,462
Provision for income taxes	(3,176)	(2,465)	(711)	(2,004)	(3,476)	1,472
Net Income (Loss)	4,237	907	3,330	(1,306)	(10,240)	8,934
Loss (income) attributable to noncontrolling interests	293	206	87	(5,079)	(597)	(4,482)
Net Income (Loss) Attributable to CWI Stockholders	$4,530	$1,113	$3,417	$(6,385)	$(10,837)	$4,452
MFFO Attributable to CWI Stockholders	$28,867	$24,991	$3,876	$42,946	$33,810	$9,136

CWI 6/30/2016 10-Q – 27

Our Same Store Hotels are comprised of our 2012 Acquisitions, 2013 Acquisitions and 2014 Acquisitions and our Recently Acquired Hotels are comprised of our 2015 Acquisitions and 2016 Acquisition as listed previously.

The following table sets forth the average occupancy rate, ADR and RevPAR of our Consolidated Hotels for the three and six months ended June 30, 2016 and 2015. In the year of acquisition, this information represents data from each hotel’s acquisition date through period end.

	Three Months Ended June 30,		Six Months Ended June 30,
Same Store Hotels (a)	2016	2015	2016	2015
Occupancy Rate	79.6%	80.1%	75.5%	76.3%
ADR	$206.86	$209.01	$198.48	$200.17
RevPAR	$164.73	$167.33	$149.84	$152.70

	Three Months Ended June 30,		Six Months Ended June 30,
Recently Acquired Hotels	2016	2015	2016	2015
Occupancy Rate	77.6%	84.9%	78.0%	84.2%
ADR	$255.38	$195.21	$286.70	$191.61
RevPAR	$198.05	$165.65	$223.56	$161.25

	Three Months Ended June 30,		Six Months Ended June 30,
Property Sold (b)	2016	2015	2016	2015
Occupancy Rate	—%	—%	—%	70.4%
ADR	$—	$—	$—	$169.32
RevPAR	$—	$—	$—	$119.21
___________

(a)
During the three months ended June 30, 2016, our operating results were negatively impacted by significant renovation-related disruption at the Sheraton Austin Hotel at the Capitol and the Marriott Kansas City Country Club Plaza, while during the comparable prior year period, none of our hotels were undergoing significant renovations. During the six months ended June 30, 2016, in addition to the hotels noted above, our results were also negatively impacted by significant renovation-related disruption at the Renaissance Chicago Downtown. This hotel was also undergoing significant renovations during the comparable prior year period.

(b)	We sold a 50% controlling interest in the Marriott Sawgrass Golf Resort & Spa to CWI 2 on April 1, 2015.

Hotel Revenues

For the three months ended June 30, 2016 as compared to the same period in 2015, hotel revenues increased by $37.4 million, comprised principally of an increase in revenue from Recently Acquired Hotels of $36.9 million. The increase in revenue from our Recently Acquired Hotels was comprised of additional revenue contributed by our 2015 Acquisitions of $32.5 million during the three months ended June 30, 2016 as compared to the same period in 2015, primarily representing revenue contributed by the Ritz-Carlton Key Biscayne and the Ritz-Carlton Fort Lauderdale, and revenue of $4.4 million contributed by our 2016 Acquisition during the three months ended June 30, 2016.

For the six months ended June 30, 2016 as compared to the same period in 2015, hotel revenues increased by $83.0 million, comprised principally of an increase in revenue from Recently Acquired Hotels of $95.1 million, partially offset by a decrease in revenue of $13.3 million as a result of the sale of a 50% controlling interest in the Marriott Sawgrass Golf Resort and Spa to CWI 2 on April 1, 2016. The increase in revenue from our Recently Acquired Hotels was comprised of additional revenue contributed by our 2015 Acquisitions of $89.5 million during the six months ended June 30, 2016 as compared to the same period in 2015, primarily representing revenue contributed by the Ritz-Carlton Key Biscayne and the Ritz-Carlton Fort Lauderdale, and revenue contributed by our 2016 Acquisition of $5.6 million during the six months ended June 30, 2016.

Hotel Expenses

For the three months ended June 30, 2016 as compared to the same period in 2015, aggregate hotel operating expenses increased by $32.6 million, comprised principally of an increase in expenses from Recently Acquired Hotels of $32.7 million. The increase in expenses from our Recently Acquired Hotels was comprised of additional expenses related to our 2015

CWI 6/30/2016 10-Q – 28

Acquisitions totaling $28.6 million, which primarily represented expenses incurred by Ritz-Carlton Key Biscayne and Ritz-Carlton Fort Lauderdale, and expenses of $4.1 million incurred by our 2016 Acquisition during the three months ended June 30, 2016, both directionally consistent with the changes in revenue discussed above.

For the six months ended June 30, 2016 as compared to the same period in 2015, aggregate hotel operating expenses increased by $72.0 million, comprised principally of an increase in expenses from Recently Acquired Hotels of $80.1 million, partially offset by a decrease in expenses of $10.7 million as a result of the sale of a 50% controlling interest in the Marriott Sawgrass Golf Resort and Spa to CWI 2. The increase in expenses from our Recently Acquired Hotels was comprised of additional expenses contributed by our 2015 Acquisitions totaling $74.2 million, which primarily represented expenses incurred by Ritz-Carlton Key Biscayne and Ritz-Carlton Fort Lauderdale, and expenses of $5.9 million incurred by our 2016 Acquisition during three months ended June 30, 2016, both directionally consistent with the changes in revenue discussed above.

Asset Management Fees to Affiliate and Other Expenses

Asset management fees to affiliate and other expenses primarily represent fees paid to our Advisor. We pay our Advisor an annual asset management fee equal to 0.50% of the aggregate Average Market Value of our Investments, as defined in our advisory agreement with our Advisor (Note 3).

For the three and six months ended June 30, 2016 as compared to the same periods in 2015, asset management fees to affiliate and other expenses increased by $1.1 million and $2.3 million, respectively, reflecting the impact of our 2015 Acquisitions and 2016 Acquisition, which increased the asset base from which our Advisor earns a fee.

Acquisition-Related Expenses

We expense acquisition-related costs and fees associated with acquisitions of our Consolidated Hotels that are accounted for as business combinations as incurred.

For the three and six months ended June 30, 2016 as compared to the same periods in 2015, acquisition-related expenses decreased by $11.1 million and $13.8 million, respectively, reflecting a decrease in investment volume.

Impairment Charges

Where the undiscounted cash flows for an asset are less than the asset’s carrying value when considering and evaluating the various alternative courses of action that may occur, we recognize an impairment charge to reduce the carrying value of the asset to its estimated fair value.

For both the three and six months ended June 30, 2016, we recognized impairment charges totaling $3.7 million to reduce the carrying value of three assets to their estimated fair values (Note 7).

Operating Income

For the three and six months ended June 30, 2016, operating income was $20.8 million and $28.8 million, respectively, as compared to $9.6 million and $10.5 million for the three and six months ended June 30, 2015, respectively. The improvement in operating results was due to the significant increase in revenue period over period, primarily due to our 2015 Acquisitions and 2016 Acquisition, as well as an increase in contributions from hotels that were either not undergoing significant renovations during the current year period or hotels that completed renovations between the two periods, plus a significant decrease in acquisition-related expenses period over period. The improvements in operating results were partially offset by impairment charges during the second quarter of 2016, as well as increases in asset management fees paid during both the three and six months ended June 30, 2016 as compared to the same periods in 2015, as described above.

Interest Expense

For the three and six months ended June 30, 2016 as compared to the same periods in 2015, interest expense increased by $3.3 million and $7.8 million, respectively, primarily as a result of mortgage financing obtained in connection with our 2015 Acquisitions and 2016 Acquisition, as well refinancings that resulted in an increase to the carrying amount of our non-recourse debt.

CWI 6/30/2016 10-Q – 29

Equity in Earnings of Equity Method Investments in Real Estate

Equity in earnings of equity method investments in real estate represents earnings (losses) from our equity investments in Unconsolidated Hotels recognized in accordance with each investment agreement and based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period (Note 5). We are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds the estimated fair value and is determined to be other than temporary. No other-than-temporary impairment charges were recognized on our equity method investments in real estate during the six months ended June 30, 2016 or 2015.

The following table sets forth our share of equity in earnings (losses) from our Unconsolidated Hotels, which are based on the hypothetical liquidation at book value model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Marriott Sawgrass Golf Resort & Spa Venture (a)	$1,097	$1,197	$2,222	$1,197
Ritz-Carlton Philadelphia Venture (b)	741	418	1,386	418
Hyatt French Quarter Venture (c)	743	683	983	1,518
Westin Atlanta Venture (d)	232	(42)	524	(217)
Total equity in earnings of equity method investments in real estate	$2,813	$2,256	$5,115	$2,916
___________

(a)	On April 1, 2015, we sold a 50% controlling interest in this hotel to CWI 2 and began accounting for our remaining interest as an equity method investment.

(b)	We purchased our 60% interest in this venture on May 15, 2015.

(c)
The decrease in our share of equity in earnings from the venture for the six months ended June 30, 2016 as compared to the prior year period was primarily a result of the operating results of the venture.

(d)
Our share of equity in earnings during both the three and six months ended June 30, 2016 reflects the impact of the refinancing of the outstanding mortgage loan of the venture during the fourth quarter of 2015, which substantially reduced the interest rate of the loan.

Net Gain (Loss) on Extinguishment of Debt

During the six months ended June 30, 2016, we recognized a loss on extinguishment of debt of $1.1 million, primarily related to the refinancing of two non-recourse mortgage loans during the first quarter of 2016.

During the six months ended June 30, 2015, we recognized a gain on extinguishment of debt of $1.8 million primarily related to the refinancing of the non-recourse mortgage loan on the Lake Arrowhead Resort and Spa during the second quarter of 2015.

Other Income

During the six months ended June 30, 2015, we recognized other income of $2.4 million from the sale of 50% of our interest in the Marriott Sawgrass Golf Resort & Spa venture to CWI 2 for a contractual sales price of $37.2 million, resulting primarily from the reimbursement we received from CWI 2 of 50% of the acquisition costs we incurred on our acquisition of the hotel in October 2014, which were expensed in prior periods.

CWI 6/30/2016 10-Q – 30

Loss (Income) Attributable to Noncontrolling Interests

The following table sets forth our loss (income) attributable to noncontrolling interests (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Venture	2016	2015	2016	2015
Sheraton Austin Hotel at the Capitol Venture	$(297)	$(442)	$(465)	$(848)
Ritz-Carlton Key Biscayne Venture (a)	2,223	3,400	(372)	3,400
Ritz-Carlton Fort Lauderdale Venture (a)	70	358	(297)	358
Fairmont Sonoma Mission Inn & Spa Venture (b)	—	(1,035)	296	445
Hilton Garden Inn New Orleans French Quarter/CBD Venture	(117)	(30)	(147)	(60)
Operating Partnership - Available Cash Distribution (Note 3)	(1,586)	(2,045)	(4,094)	(3,892)
	$293	$206	$(5,079)	$(597)
___________

(a)	We acquired our 47% interest in the Ritz-Carlton Key Biscayne Venture and our 70% interest in the Ritz-Carlton Fort Lauderdale Venture on May 29, 2015 and June 30, 2015, respectively.

(b)	On February 12, 2016, we acquired the remaining 25% interest in the Fairmont Sonoma Missions Inn & Spa Venture from an unaffiliated third party, bringing our ownership interest to 100%.

Net Income (Loss) Attributable to CWI Stockholders

For the three months ended June 30, 2016, the resulting net income attributable to CWI stockholders increased by $3.4 million, as compared to the prior year period.

For the six months ended June 30, 2016, the resulting net loss attributable to CWI stockholders decreased by $4.5 million as compared to the prior year period.

Modified Funds from Operations

MFFO is a non-GAAP measures that we use to evaluate our business. For a definition of MFFO and a reconciliation to net income attributable to CWI stockholders, see Supplemental Financial Measures below.

For the three and six months ended June 30, 2016 as compared to the same periods in 2015, MFFO increased by $3.9 million and $9.1 million, respectively, principally reflecting operating results from our 2015 Acquisitions and our 2016 Acquisition, as well as the impact of the completion of various renovations between periods.

Liquidity and Capital Resources

Our principal demands for funds will be for the payment of acquisition-related expenses, operating expenses, interest and principal on current and future indebtedness, and distributions to stockholders. We expect to meet our long-term liquidity requirements, including funding additional hotel property acquisitions, through cash flows from our hotel portfolio and long-term borrowings.

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

CWI 6/30/2016 10-Q – 31

Sources and Uses of Cash During the Period

We have fully invested the proceeds from both our initial public offering and follow-on offerings. We expect to use the cash flow generated from hotel operations to meet our normal recurring operating expenses, service debt and fund distributions to our shareholders. Our cash flows fluctuate from period to period due to a number of factors, including the financial and operating performance of our hotels, the timing of purchases or dispositions of hotels, the timing and characterization of distributions from equity method investments in hotels and seasonality in the demand for our hotels. Also, hotels we invest in may undergo renovations, during which they may experience disruptions, possibly resulting in reduced revenue and operating income. Despite these fluctuations, we believe that we will continue to generate sufficient cash from operations and from our equity method investments to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of mortgage loans, unused capacity under our Senior Credit Facility and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities

For the six months ended June 30, 2016 as compared to the same period in 2015, net cash provided by operating activities increased by $11.3 million primarily resulting from net cash flow from hotel operations generated by our 2015 and 2016 Acquisitions, which more than offset acquisition-related expenses and other operating costs.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2016 was $95.0 million, primarily the result of cash outflows for our 2016 Acquisition totaling $74.2 million (Note 4). We funded $36.8 million of capital expenditures for our Consolidated Hotels and placed funds into and released funds from lender-held escrow accounts totaling $65.6 million and $74.9 million, respectively, for renovations, property taxes and insurance. We also released deposits for hotel investments totaling $5.7 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 was $44.2 million, primarily as a result of mortgage financing obtained in connection with our 2016 Acquisition and proceeds received from refinancings of mortgages aggregating $213.5 million (Note 9), proceeds from our Senior Credit Facility of $30.0 million and proceeds from the issuance of shares, net of offering costs, totaling $23.2 million from distributions that were reinvested in shares of our common stock by stockholders through our DRIP.  These inflows were partially offset by scheduled payments and prepayments of mortgage financing totaling $126.1 million, cash distributions paid to stockholders of $37.9 million, our acquisition of the remaining 25% interest in the Fairmont Sonoma Mission Inn & Spa Venture for $21.1 million and repayments on our Senior Credit Facility totaling $17.9 million.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. For the six months ended June 30, 2016, we paid distributions to stockholders, excluding distributions paid in shares of our common stock, of $37.9 million, which were comprised of cash distributions of $14.7 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $23.2 million. From inception through June 30, 2016, we declared distributions, excluding distributions paid in shares of our common stock, to stockholders totaling $185.4 million, which were comprised of cash distributions of $72.4 million and $113.0 million of distributions that were reinvested by stockholders in shares of our common stock pursuant to our DRIP.

CWI 6/30/2016 10-Q – 32

We believe that FFO, a non-GAAP measure, is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or our Cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our public offerings, as well as other sources, and there can be no assurance that our FFO or our Cash flow from operations will be sufficient to cover future distributions. FFO and Cash flow from operations are first applied to current period distributions, then to any deficit from prior period cumulative negative FFO and prior period cumulative negative cash flow, respectively, and finally to future period distributions. Our distribution coverage using FFO was approximately 71% and 48% of total distributions declared for the six months ended June 30, 2016 and on a cumulative basis through that date, respectively.  Our distribution coverage using Cash flow from operations was approximately 87% and 69% of total distributions declared for the six months ended June 30, 2016 and on a cumulative basis through that date, respectively. The balance was funded primarily from proceeds of our public offerings and, to a lesser extent, other sources. As we have fully invested the proceeds of our offerings, we expect that in the future, if distributions cannot be fully sourced from FFO or Cash flow from operations, they may be sourced from the proceeds of financings or the sales of assets.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. We limit the redemptions so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, do not exceed 5% of our total shares outstanding as of the last day of the immediately preceding quarter. In addition, our ability to effect redemptions will be subject to our having available cash to do so. During the six months ended June 30, 2016, we redeemed 889,183 shares of our common stock pursuant to our redemption plan, at an average price per share of $10.12. We fulfilled 209 redemption requests during the six months ended June 30, 2016, comprised of 207 redemption requests received during the six months ended June 30, 2016 and two redemption requests received during the three months ended December 31, 2015. We have fulfilled 100% of the valid redemption requests that we received during the six months ended June 30, 2016 and the three months ended December 31, 2015. We funded all share redemptions during the six months ended June 30, 2016 from the proceeds of the sale of shares of our common stock pursuant to our DRIP.

CWI 6/30/2016 10-Q – 33

Summary of Financing

The table below summarizes our non-recourse debt, net and Senior Credit Facility (dollars in thousands):

	June 30, 2016	December 31, 2015
Carrying Value
Fixed rate (a)	$1,064,002	$957,189
Variable rate:
Senior Credit Facility	32,086	20,000
Non-recourse debt (a):
Amount subject to interest rate cap, if applicable	303,679	202,056
Amount subject to interest rate swap	68,198	191,590
	403,963	413,646
	$1,467,965	$1,370,835
Percent of Total Debt
Fixed rate	74%	70%
Variable rate	26%	30%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.6%	4.6%
Variable rate (b)	3.8%	4.2%
___________

(a)
In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets, net to Non-recourse debt, net as of December 31, 2015 (Note 2). Aggregate debt balance includes deferred financing costs totaling $9.1 million and $8.6 million as of June 30, 2016 and December 31, 2015, respectively.

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and would be triggered under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a provision were triggered, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then retain all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. At December 31, 2015, the minimum debt service coverage ratio for the Renaissance Chicago Downtown was not met, and therefore a cash management agreement was enacted that permits the lender to sweep the hotel’s excess cash flow. As of June 30, 2016, this ratio was still not met and the cash management agreement remained in effect. During the period used to calculate the minimum debt service coverage ratio, the hotel experienced significant renovation-related disruption, which negatively impacted the operating results of the hotel, but we expect to meet the minimum debt service coverage ratio once the renovation disruption is no longer impacting the results for the ratio.

Cash Resources

At June 30, 2016, our cash resources consisted of cash totaling $76.3 million, of which $30.0 million was designated as hotel operating cash. We also have a Senior Credit Facility of which $32.1 million was drawn down at June 30, 2016 (Note 9). Our cash resources may be used to fund future investments and can be used for working capital needs, debt service and other commitments, such as the renovation commitments noted below.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include paying distributions to our stockholders, fulfilling our renovation commitments (Note 10), funding lease commitments, making scheduled mortgage loan principal payments, including scheduled balloon payments totaling $183.2 million on two consolidated mortgage loan obligations and paydowns of our Senior Credit Facility, as well as other normal recurring operating expenses. Of the two scheduled balloon payments, we

CWI 6/30/2016 10-Q – 34

refinanced one, totaling $164.0 million, in July 2016, and we currently intend to refinance the remaining $19.2 million, although there can be no assurance that we will be able to do so on favorable terms, if at all.

We expect to fund any future investments, lease commitments and scheduled debt maturities on our mortgage loans through cash on hand, cash generated from operations, unused capacity under our Senior Credit Facility, mortgage financing or, for renovations, amounts held in escrow accounts.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations (primarily our capital commitments and lease obligations) at June 30, 2016, and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — principal (a)	$1,441,426	$192,351	$371,618	$447,186	$430,271
Senior Credit Facility — principal (b)	32,086	—	32,086	—	—
Interest on borrowings (c)	240,926	65,088	92,072	59,543	24,223
Contractual capital commitments (d)	43,965	40,965	3,000	—	—
Operating and other lease commitments (e)	671,018	3,514	7,245	7,392	652,867
Asset retirement obligation, net (f)	1,372	—	—	—	1,372
	$2,430,793	$301,918	$506,021	$514,121	$1,108,733
___________

(a)
Excludes deferred financing costs totaling $9.1 million and the unamortized fair market value adjustment of $3.6 million resulting from the assumption of debt in connection with the acquisition of the Ritz-Carlton Key Biscayne.

(b)	Our Senior Credit Facility is scheduled to mature on December 4, 2017, unless otherwise extended pursuant to its terms.

(c)	For variable-rate debt, interest on borrowings is calculated using the swapped or capped interest rate, when in effect.

(d)	Capital commitments represent our remaining contractual renovation commitments at our Consolidated Hotels.

(e)
Operating and other lease commitments consist of rent obligations under ground leases and our share of future rents payable pursuant to the advisory agreement for the purpose of leasing office space used for the administration of real estate entities. At June 30, 2016, this balance primarily related to our commitments on ground leases for two hotels, which expire in 2087 and 2099 and have rent obligations consistently increasing throughout their respective terms; therefore, the most significant commitments occur near the conclusion of the leases.

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

CWI 6/30/2016 10-Q – 35

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

CWI 6/30/2016 10-Q – 36

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

CWI 6/30/2016 10-Q – 37

allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO and MFFO accordingly.

FFO and MFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss) attributable to CWI stockholders	$4,530	$1,113	$(6,385)	$(10,837)
Adjustments:
Depreciation and amortization of real property	20,197	16,936	39,860	31,262
Impairment charge	3,660	—	3,660	—
Proportionate share of adjustments for partially-owned entities — FFO adjustments	(896)	980	(1,767)	(561)
Total adjustments	22,961	17,916	41,753	30,701
FFO attributable to CWI stockholders — as defined by NAREIT	27,491	19,029	35,368	19,864
Adjustments:
Acquisition expenses (a)	—	11,105	3,727	17,493
Straight-line and other rent adjustments	1,382	1,395	2,755	2,767
Proportionate share of adjustments for partially-owned entities — MFFO adjustments	894	(1,881)	1,832	(1,827)
Fair market value adjustments	(900)	(307)	(1,800)	(284)
Net (gain) loss on extinguishment of debt	—	(1,987)	1,064	(1,840)
Reimbursement of acquisition expenses	—	(2,363)	—	(2,363)
Total adjustments	1,376	5,962	7,578	13,946
MFFO attributable to CWI stockholders	$28,867	$24,991	$42,946	$33,810
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

CWI 6/30/2016 10-Q – 38

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

At June 30, 2016, we were exposed to concentrations within the brands under which we operate our hotels and within the geographic areas in which we have invested. We currently have no foreign operations and are not exposed to foreign currency fluctuations. For the six months ended June 30, 2016, we generated more than 10% of our revenue from the Ritz-Carlton Key Biscayne (15.6%); we generated more than 10% of our revenue from hotels in each of the following states: Florida (35.4%) and California (15.3%); and we generated more than 10% of our revenue from hotels in the following brands: Marriott (46.9%, including Courtyard by Marriott, Marriott, Marriott Autograph Collection, Ritz-Carlton and Renaissance), Independent (15.2%, including Hawks Cay Resort, Hutton Hotel Nashville and Sanderling Resort), Starwood (15.1%, including Westin and Sheraton) and Hilton (10.7%, including Hampton Inn, Hilton Garden Inn and Homewood Suites).

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

At June 30, 2016, we estimated that the total fair value of our interest rate caps and swaps, which are included in Other assets and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $0.2 million (Note 8).

At June 30, 2016, all of our long-term debt bore interest at fixed rates, was swapped to a fixed rate or was subject to an interest rate cap, except for our Senior Credit Facility. The annual interest rates on our fixed-rate debt at June 30, 2016 ranged from 3.6% to 6.1%. The contractual annual interest rates on our variable-rate debt at June 30, 2016 ranged from 2.7% to 7.7%. Our debt obligations are more fully described under Liquidity and Capital Resources in Item 2 above. The following table presents principal cash outflows for our Senior Credit Facility and our Consolidated Hotels based upon expected maturity dates of our debt obligations outstanding at June 30, 2016, and excludes deferred financing costs (in thousands):

	2016 (Remainder)	2017	2018	2019	2020	Thereafter	Total	Fair Value
Fixed-rate debt	$2,230	$172,593	$118,666	$102,474	$54,113	$615,200	$1,065,276	$1,081,701
Variable-rate debt	$1,503	$127,134	$99,770	$42,090	$137,739	$—	$408,236	$410,549

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to an interest rate cap, is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at June 30, 2016 by an aggregate increase of $50.3 million or an aggregate decrease of $49.6 million, respectively. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at June 30, 2016 would increase or decrease by $0.3 million for each respective 1% change in annual interest rates.

CWI 6/30/2016 10-Q – 39

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2016 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CWI 6/30/2016 10-Q – 40

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended June 30, 2016:

2016 Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April			N/A	N/A
May	—	—	N/A	N/A
June	593,731	10.13	N/A	N/A
Total	593,731
___________

(a)
Represents shares of our common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders, subject to certain exceptions, conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. We generally receive fees in connection with share redemptions.

CWI 6/30/2016 10-Q – 41

Item 6. Exhibits.

The following exhibits are filed with this Report, expect where indicated.

Exhibit No.	Description	Method of Filing

10.1
Second amendment to Credit Agreement, dated as of May 26, 2016, by and among CWI OP, LP as Borrower, Carey Watermark Investors Incorporated, as REIT Guarantor, the financial institutions party thereto, as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent
Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Carey Watermark Investors Incorporated’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015, (iv) Consolidated Statements of Equity for the six months ended June 30, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CWI 6/30/2016 10-Q – 42

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors Incorporated
Date:	August 11, 2016
		By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Financial Officer
(Principal Financial Officer)

CWI 6/30/2016 10-Q – 43

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing

10.1
Second amendment to Credit Agreement, dated as of May 26, 2016, by and among CWI OP, LP as Borrower, Carey Watermark Investors Incorporated, as REIT Guarantor, the financial institutions party thereto, as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent
Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Carey Watermark Investors Incorporated’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015, (iv) Consolidated Statements of Equity for the six months ended June 30, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.
Filed herewith