Form 10-Q
period 2016-09-30
Carey Watermark Investors Inc
filed 2016-11-14
CIK 1430259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Registrant has 135,802,034 shares of common stock, $0.001 par value, outstanding at November 4, 2016.

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

CWI 9/30/2016 10-Q – 1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
Assets
Investments in real estate:
Hotels, at cost	$2,291,859	$2,208,941
Accumulated depreciation	(168,723)	(115,639)
Net investments in hotels	2,123,136	2,093,302
Assets held for sale (Note 4)	35,226	—
Equity investments in real estate	79,643	79,901
Cash	72,363	83,112
Intangible assets, net	80,553	81,877
Accounts receivable	23,230	19,790
Restricted cash	63,073	63,727
Other assets	26,827	30,050
Total assets	$2,504,051	$2,451,759
Liabilities and Equity
Liabilities:
Non-recourse debt, including debt attributable to Assets held for sale, net (Note 4)	$1,456,714	$1,350,835
Senior Credit Facility	22,785	20,000
Accounts payable, accrued expenses and other liabilities	116,151	103,464
Due to related parties and affiliates	2,832	3,104
Other liabilities held for sale (Note 4)	1,236	—
Distributions payable	19,197	18,909
Total liabilities	1,618,915	1,496,312
Commitments and contingencies (Note 10)
Equity:
CWI stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized; 134,718,582 and 132,686,254 shares, respectively, issued and outstanding	135	134
Additional paid-in capital	1,118,477	1,112,640
Distributions and accumulated losses	(300,589)	(241,379)
Accumulated other comprehensive loss	(1,900)	(885)
Total CWI stockholders’ equity	816,123	870,510
Noncontrolling interests	69,013	84,937
Total equity	885,136	955,447
Total liabilities and equity	$2,504,051	$2,451,759

See Notes to Consolidated Financial Statements.

CWI 9/30/2016 10-Q – 2

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Hotel Revenues
Rooms	$111,812	$104,687	$332,986	$278,292
Food and beverage	39,857	32,518	120,772	84,647
Other operating revenue	15,196	12,437	42,043	32,682
Total Hotel Revenues	166,865	149,642	495,801	395,621
Operating Expenses
Hotel Expenses
Rooms	24,409	23,032	70,979	60,125
Food and beverage	28,501	24,392	84,956	61,184
Other hotel operating expenses	7,927	7,220	22,585	18,107
Sales and marketing	15,633	14,245	46,672	39,049
General and administrative	13,868	12,204	40,981	32,568
Property taxes, insurance, rent and other	15,666	15,362	49,851	39,434
Repairs and maintenance	5,283	5,133	15,741	13,972
Utilities	4,624	4,347	12,376	11,111
Management fees	3,100	3,886	13,824	9,694
Depreciation and amortization	20,538	18,990	60,272	50,262
Total Hotel Expenses	139,549	128,811	418,237	335,506

Other Operating Expenses
Asset management fees to affiliate and other expenses	4,029	3,683	11,740	9,098
Corporate general and administrative expenses	2,641	2,909	8,978	8,833
Impairment charges	452	—	4,112	—
Acquisition-related expenses	—	—	3,727	17,493
Total Other Operating Expenses	7,122	6,592	28,557	35,424
Operating Income	20,194	14,239	49,007	24,691
Other Income and (Expenses)
Interest expense	(16,363)	(14,982)	(48,542)	(39,340)
Equity in (losses) earnings of equity method investments in real estate	(140)	150	4,976	3,065
Net (loss) gain on extinguishment of debt (Note 9)	(1,204)	—	(2,268)	1,840
Other income	8	4	22	2,390
Total Other Income and (Expenses)	(17,699)	(14,828)	(45,812)	(32,045)
Income (Loss) from Operations Before Income Taxes	2,495	(589)	3,195	(7,354)
Provision for income taxes	(1,037)	(3,265)	(3,041)	(6,741)
Net Income (Loss)	1,458	(3,854)	154	(14,095)
Loss (income) attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $2,838, $2,463, $6,931 and $6,356, respectively)	3,039	2,794	(2,039)	2,196
Net Income (Loss) Attributable to CWI Stockholders	$4,497	$(1,060)	$(1,885)	$(11,899)
Basic and Diluted Income (Loss) Per Share	$0.03	$(0.01)	$(0.01)	$(0.09)
Basic and Diluted Weighted-Average Shares Outstanding	134,956,598	131,773,064	134,329,382	130,832,077

Distributions Declared Per Share	$0.1425	$0.1425	$0.4275	$0.4175

See Notes to Consolidated Financial Statements.

CWI 9/30/2016 10-Q – 3

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income (Loss)	$1,458	$(3,854)	$154	$(14,095)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on derivative instruments	594	(946)	(464)	(1,675)
Comprehensive Income (Loss)	2,052	(4,800)	(310)	(15,770)

Amounts Attributable to Noncontrolling Interests
Net loss (income)	3,039	2,794	(2,039)	2,196
Unrealized loss on derivative instruments	—	312	372	472
Comprehensive loss (income) attributable to noncontrolling interests	3,039	3,106	(1,667)	2,668
Comprehensive Income (Loss) Attributable to CWI Stockholders	$5,091	$(1,694)	$(1,977)	$(13,102)

See Notes to Consolidated Financial Statements.

CWI 9/30/2016 10-Q – 4

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Nine Months Ended September 30, 2016 and 2015
(in thousands, except share and per share amounts)

	CWI Stockholders
	Shares	Common Stock	Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CWI Stockholders	Noncontrolling Interests	Total
Balance at January 1, 2016	132,686,254	$134	$1,112,640	$(241,379)	$(885)	$870,510	$84,937	$955,447
Net (loss) income				(1,885)		(1,885)	2,039	154
Shares issued, net of offering costs	3,293,952	3	34,704			34,707		34,707
Distributions to noncontrolling interests						—	(13,417)	(13,417)
Shares issued under share incentive plans	24,664	—	168			168		168
Stock-based compensation to directors	16,886	—	180			180		180
Purchase of membership interest from noncontrolling interest			(16,024)		(923)	(16,947)	(4,174)	(21,121)
Distributions declared ($0.4275 per share)				(57,325)		(57,325)		(57,325)
Other comprehensive loss:
Change in net unrealized loss on derivative instruments					(92)	(92)	(372)	(464)
Repurchase of shares	(1,303,174)	(2)	(13,191)			(13,193)		(13,193)
Balance at September 30, 2016	134,718,582	$135	$1,118,477	$(300,589)	$(1,900)	$816,123	$69,013	$885,136

Balance at January 1, 2015	129,083,977	$129	$1,075,768	$(142,123)	$(517)	$933,257	$13,688	$946,945
Net loss				(11,899)		(11,899)	(2,196)	(14,095)
Shares issued, net of offering costs	3,098,864	4	31,270			31,274		31,274
Shares issued to affiliates	96,471	—	994			994		994
Contributions from noncontrolling interests						—	86,360	86,360
Distributions to noncontrolling interests						—	(7,383)	(7,383)
Shares issued under share incentive plans	17,605	—	143			143		143
Stock-based compensation to directors	17,476	—	180			180		180
Distributions declared ($0.4175 per share)				(54,621)		(54,621)		(54,621)
Other comprehensive loss:
Change in net unrealized loss on derivative instruments					(1,203)	(1,203)	(472)	(1,675)
Repurchase of shares	(579,934)	—	(5,698)			(5,698)		(5,698)
Balance at September 30, 2015	131,734,459	$133	$1,102,657	$(208,643)	$(1,720)	$892,427	$89,997	$982,424

See Notes to Consolidated Financial Statements.

CWI 9/30/2016 10-Q – 5

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows — Operating Activities
Net income (loss)	$154	$(14,095)
Adjustments to net income (loss):
Depreciation and amortization	60,272	50,262
Impairment charges (Note 7)	4,112	—
Straight-line rent adjustments	3,983	4,039
Loss (gain) on extinguishment of debt (Note 9)	1,872	(1,982)
Equity in earnings of equity method investments in real estate in excess of distributions received	(1,782)	(2,679)
Amortization of deferred financing costs, fair market value of debt, ground lease intangible and other	611	656
Amortization of stock-based compensation expense	465	413
Net changes in other operating assets and liabilities	2,031	6,145
Receipt of key money and other deferred incentive payments	1,075	2,831
(Decrease) increase in due to related parties and affiliates	(424)	2,228
Net Cash Provided by Operating Activities	72,369	47,818

Cash Flows — Investing Activities
Funds placed in escrow	(107,304)	(71,152)
Funds released from escrow	105,809	52,701
Acquisitions of hotels	(75,263)	(511,333)
Capital expenditures	(51,133)	(48,717)
Deposits released for hotel investments	5,718	8,600
Distributions received from equity investments in excess of equity income	2,014	844
Purchase of equity interest	—	(38,327)
Proceeds from sale of investment	—	28,995
Deposits for hotel investments	—	(4,058)
Net Cash Used in Investing Activities	(120,159)	(582,447)

Cash Flows — Financing Activities
Proceeds from mortgage financing	403,500	274,000
Scheduled payments and prepayments of mortgage principal	(291,637)	(28,474)
Distributions paid	(57,037)	(50,707)
Proceeds from issuance of shares, net of offering costs	34,707	30,948
Proceeds from Senior Credit Facility	30,000	—
Repayment of Senior Credit Facility	(27,215)	—
Purchase of membership interest from noncontrolling interest (Note 11)	(21,121)	—
Distributions to noncontrolling interests	(13,417)	(7,383)
Repurchase of shares	(13,142)	(5,698)
Deferred financing costs	(4,163)	(4,003)
Defeasance premium and related costs on mortgage refinancing	(4,133)	—
Deposits released for mortgage financing	4,080	2,014
Deposits for mortgage financing	(1,970)	(2,014)
Termination of interest rate swap	(1,221)	—
Withholding on restricted stock units	(116)	(90)
Purchase of interest rate caps	(74)	(238)
Contributions from noncontrolling interests	—	86,360
Net Cash Provided by Financing Activities	37,041	294,715

Change in Cash During the Period
Net decrease in cash	(10,749)	(239,914)
Cash, beginning of period	83,112	330,811
Cash, end of period	$72,363	$90,897
See Notes to Consolidated Financial Statements.

CWI 9/30/2016 10-Q – 6

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

We held ownership interests in 35 hotels at September 30, 2016. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 — Portfolio Overview for a complete listing of the hotels that we consolidate, or our Consolidated Hotels, and the hotels that we record as equity investments, or our Unconsolidated Hotels, at September 30, 2016.

Public Offerings

We raised $575.8 million through our initial public offering, which ran from September 15, 2010 through September 15, 2013, and $577.4 million through our follow-on offering, which ran from December 20, 2013 through December 31, 2014. From inception through September 30, 2016, we also received $113.0 million through our distribution reinvestment plan, or DRIP. We have fully invested the proceeds from both our initial public offering and follow-on offering.

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

CWI 9/30/2016 10-Q – 7

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

At September 30, 2016, we considered five entities to be VIEs, four of which we consolidated as we are considered the primary beneficiary. The following table presents a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets (in thousands):

	September 30, 2016	December 31, 2015
Net investments in hotels	$516,291	$510,295
Intangible assets, net	39,651	40,252
Total assets	590,903	589,530

Non-recourse debt, net	$339,997	$318,936
Total liabilities	370,779	348,372

Out-of-Period Adjustment

During the third quarter of 2016, we identified and recorded an out-of-period adjustment related to a difference between the tax basis and financial reporting basis of certain villa/condo rental management agreements that were entered into upon the acquisition of two hotels during the second quarter of 2015, which resulted in a deferred tax liability. We concluded that this adjustment was not material to our consolidated financial statements for any of the current year or prior year periods presented. The adjustment is reflected as an increase of $4.9 million to Net investments in hotels and a corresponding increase to Accounts payable, accrued expenses and other liabilities in the consolidated balance sheet as of September 30, 2016.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

CWI 9/30/2016 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

During the year ended December 31, 2015, we determined that our presentation of common shares repurchased should be classified as a reduction to Common stock for the par amount of the common shares repurchased and as a reduction to Additional paid-in capital for the excess over the amount allocated to common stock, as well as included as shares unissued within the consolidated financial statements. We previously classified common shares repurchased as Treasury stock in our consolidated balance sheets. We repurchased 579,934 shares during the nine months ended September 30, 2015. We evaluated the impact of this correction on previously-issued financial statements and concluded that they were not materially misstated. In order to conform previously-issued financial statements to the current period, we elected to revise previously-issued financial statements the next time such financial statements are filed. The correction eliminates Treasury stock of $8.7 million as of September 30, 2015 and results in a corresponding reduction of Additional paid-in capital, but has no impact on total equity within the consolidated balance sheet as of September 30, 2015 and consolidated statement of equity for the nine months ended September 30, 2015. The accompanying consolidated statement of equity for the nine months ended September 30, 2015 has been revised accordingly. The misclassification had no impact on the previously-reported consolidated statements of income, consolidated statements of comprehensive income, or consolidated statements of cash flows.
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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810). ASU 2015-02 amends the current consolidation guidance, including modification of the guidance for evaluating whether limited partnerships and similar legal entities are VIEs or voting interest entities. The guidance does not amend the existing disclosure requirements for VIEs or voting interest model entities. The guidance, however, modified the requirements to qualify under the voting interest model. Under the revised guidance, ASU 2015-02 requires an entity to classify a limited liability company or a limited partnership as a VIE unless the partnership provides partners with either substantive kick-out rights or substantive participating rights over the managing member or general partner. Please refer to the discussion in the Basis of Consolidation section above.

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

CWI 9/30/2016 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 intends to reduce diversity in practice for certain cash flow classifications, including, but not limited to (i) debt prepayment or debt extinguishment costs, (ii) contingent consideration payments made after a business combination, (iii) proceeds from the settlement of insurance claims, and (iv) distributions received from equity method investees. ASU 2016-15 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early application of the guidance permitted. We are in the process of evaluating the impact of adopting ASU 2016-15 on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. ASU 2016-17 changes how a reporting entity that is a decision maker should consider indirect interests in a VIE held through an entity under common control. If a decision maker must evaluate whether it is the primary beneficiary of a VIE, it will only need to consider its proportionate indirect interest in the VIE held through a common control party. ASU 2016-17 amends ASU 2015-02, which we adopted on January 1, 2016, and which currently directs the decision maker to treat the common control party’s interest in the VIE as if the decision maker held the interest itself. ASU 2016-17 will be effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. We are in the process of evaluating the impact of adopting ASU 2016-17 on our consolidated financial statements.

Note 3. Agreements and Transactions with Related Parties

Agreements with Our Advisor and Affiliates

We have an advisory agreement with our Advisor to perform certain services for us under a fee arrangement, including managing our overall business; the identification, evaluation, negotiation, purchase and disposition of lodging and lodging-related properties; and the performance of certain administrative duties. The advisory agreement has a term of one year and may be renewed for successive one-year periods. Our Advisor has entered into a subadvisory agreement with the Subadvisor, whereby our Advisor pays 20% of the fees earned under the advisory agreement to the Subadvisor and the Subadvisor provides certain personnel services to us, as discussed below.

CWI 9/30/2016 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

The following tables present a summary of fees we paid; expenses we reimbursed and distributions we made to our Advisor, Subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amounts Included in the Consolidated Statements of Operations
Asset management fees	$3,560	$3,152	$10,568	$8,546
Available Cash Distributions	2,838	2,463	6,931	6,356
Personnel and overhead reimbursements	1,527	1,825	5,106	5,451
Acquisition fees	—	—	2,158	13,919
	$7,925	$7,440	$24,763	$34,272

Other Transaction Fees Incurred
Capitalized loan refinancing fee	$306	$—	$806	$270
Advisor fee for purchase of membership interest (Note 11)	—	—	527	—
Capitalized acquisition fees for asset acquisition	29	—	29	—
Capitalized acquisition fees for equity method investments	—	—	—	1,915
	$335	$—	$1,362	$2,185

The following table presents a summary of the amounts included in Due to related parties and affiliates in the consolidated financial statements (in thousands):

	September 30, 2016	December 31, 2015
Amounts Due to Related Parties and Affiliates
Reimbursable costs	$1,441	$1,605
Other amounts due to our Advisor	1,212	1,105
Due to joint-venture partners and other	133	394
Due to CWI 2	46	$—
	$2,832	$3,104

Asset Management Fees, Dispositions Fees and Loan Refinancing Fees

We pay our Advisor an annual asset management fee equal to 0.5% of the aggregate Average Market Value of our Investments, both as defined in our advisory agreement with our Advisor. Our Advisor is also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property, as well as a loan refinancing fee of up to 1% of a refinanced loan, if certain conditions described in the advisory agreement are met. If our Advisor elects to receive all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV. We paid our asset management fees in cash for the three and nine months ended September 30, 2016 and 2015. For the nine months ended September 30, 2015, $1.0 million in asset management fees were settled in shares of our common stock, which related to fees incurred during the fourth quarter of 2014. At September 30, 2016, our Advisor owned 1,501,028 shares (1.1%) of our outstanding common stock. Asset management fees are included in Asset management fees to affiliate and other expenses in the consolidated financial statements. No disposition fees were recognized during the three and nine months ended September 30, 2016 or 2015.

Available Cash Distributions

Carey Watermark Holdings’ special general partner interest entitles it to receive distributions of 10% of Available Cash, as defined in the limited partnership agreement of the Operating Partnership, or Available Cash Distributions, generated by the Operating Partnership, subject to certain limitations. In addition, in the event of the dissolution of the Operating Partnership, Carey Watermark Holdings will be entitled to receive distributions of up to 15% of net proceeds, provided certain return

CWI 9/30/2016 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

thresholds are met for the initial investors in the Operating Partnership. Available Cash Distributions are included in Loss (income) attributable to noncontrolling interests in the consolidated financial statements.

Personnel and Overhead Reimbursements/Reimbursable Costs

We reimburse our Advisor for the actual cost of personnel based on their time devoted to providing administrative services to us, as well as rent and related office expense. Pursuant to the subadvisory agreement, after we reimburse our Advisor, the Advisor will subsequently reimburse the Subadvisor for personnel costs and other charges, including the services of our chief executive officer, subject to the approval of our board of directors. We have also granted restricted stock units to employees of the Subadvisor pursuant to our 2010 Equity Incentive Plan. These reimbursements are included in Corporate general and administrative expenses and Due to related parties and affiliates in the consolidated financial statements. We paid these reimbursements in cash for the three and nine months ended September 30, 2016 and 2015. For the nine months ended September 30, 2015, less than $0.1 million in reimbursements were settled in shares, all of which related to reimbursements for costs incurred during the fourth quarter of 2014.

Acquisition Fees to our Advisor

Our Advisor receives acquisition fees of 2.5% of the total investment cost of the properties acquired, including on our proportionate share of equity method investments and loans originated by us, not to exceed 6% of the aggregate contract purchase price of all investments and loans.

Other Amounts Due to Our Advisor

This balance primarily represents asset management fees payable at September 30, 2016 and December 31, 2015.

Due to Joint-Venture Partners and Other

This balance is primarily comprised of amounts due from consolidated joint ventures to our joint-venture partners related to hotel operating expenses paid by hotel managers that are affiliates of our joint-venture partners, which will be reimbursed.

Jointly-Owned Investments and Other Transactions with Affiliates

At September 30, 2016, we owned interests in two jointly-owned investments with our affiliate, Carey Watermark Investors 2 Incorporated, or CWI 2: the Ritz-Carlton Key Biscayne, a Consolidated Hotel, and the Marriott Sawgrass Golf Resort & Spa, an Unconsolidated Hotel. CWI 2 is a publicly-owned, non-listed REIT that is also advised by our Advisor and invests in lodging and lodging-related properties.

Note 4. Net Investments in Hotels

Net investments in hotels are summarized as follows (in thousands):

	September 30, 2016	December 31, 2015
Buildings	$1,670,791	$1,629,741
Land	380,970	371,712
Furniture, fixtures and equipment	132,437	121,722
Building and site improvements	89,414	63,456
Construction in progress	18,247	22,310
Hotels, at cost	2,291,859	2,208,941
Less: Accumulated depreciation	(168,723)	(115,639)
Net investments in hotels	$2,123,136	$2,093,302

2016 Acquisition

On February 17, 2016, we acquired a 100% interest in the Equinox, a Luxury Collection Golf Resort & Spa, or the Equinox, which includes real estate and other hotel assets, net of assumed liabilities, totaling $74.2 million. This acquisition was considered to be a business combination. In connection with this acquisition, we expensed acquisition costs of $4.0 million (of

CWI 9/30/2016 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

which $3.7 million was expensed during the nine months ended September 30, 2016 and $0.3 million was expensed during the year ended December 31, 2015), including acquisition fees of $2.2 million paid to our Advisor. We obtained a non-recourse mortgage loan on the property of $46.5 million upon acquisition (Note 9). Subsequently, on August 26, 2016, we acquired a single family residence adjacent to the hotel for a purchase price of $0.8 million, which we intend to renovate to create additional available rooms and event space at the resort. This acquisition was considered to be an asset acquisition. In connection with this acquisition, we capitalized acquisition costs of $0.2 million, including acquisition fees paid to our advisor of less than $0.1 million.

The following tables present a summary of assets acquired and liabilities assumed in this business combination, at the date of acquisition, and revenues and earnings thereon since the date of acquisition through September 30, 2016 (in thousands):

Equinox (a) (b) (c)
Acquisition date	February 17, 2016
Cash consideration	$74,224
Assets acquired at fair value:
Land	$14,800
Building and site improvements	59,219
Furniture, fixtures and equipment	1,100
Accounts receivable	534
Other assets	854
Liabilities assumed at fair value:
Accounts payable, accrued expenses and other liabilities	(2,283)
Net assets acquired at fair value	$74,224

From Acquisition date through September 30, 2016
Revenues	$13,294
Net income	$2,477
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

(b)
Subsequent to our initial reporting of the assets acquired and liabilities assumed, we identified a measurement period adjustment related to an asset retirement obligation for the removal of asbestos and environmental waste that impacted the preliminary acquisition accounting, which resulted in an increase of $0.8 million to the preliminary fair value of the building and a corresponding increase to the preliminary fair value of accounts payable, accrued expenses and other liabilities.

(c)	Excludes an asset adjacent to this hotel that was acquired on August 26, 2016, which was not considered a business combination.

CWI 9/30/2016 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Held for Sale

At September 30, 2016, we had three properties classified as held for sale as it is probable that these properties will be sold within one year from September 30, 2016. There can be no assurance that the properties will be sold at the contracted prices, or at all.

Below is a summary of our assets and liabilities held for sale (in thousands):

	September 30, 2016	December 31, 2015
Net investments in hotels	$32,250	$—
Restricted cash	2,148	—
Accounts receivable	324	—
Other assets	504	—
Assets held for sale	$35,226	$—

Non-recourse debt attributable to Assets held for sale	$26,616	$—

Accounts payable, accrued expenses and other liabilities	$1,217	$—
Due to related parties and affiliates	19	—
Other liabilities held for sale	$1,236	$—

The results of operations for properties that have been sold or classified as held for sale are included in the consolidated financial statements and are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$3,102	$2,845	$9,081	$22,198
Expenses	(3,017)	(2,959)	(8,711)	(19,505)
Impairment charges	(452)	—	(4,112)	—
Benefit from (provision for) income taxes	19	(22)	24	(32)
(Loss) income from continuing operations from properties classified as held for sale or sold, net of income taxes	$(348)	$(136)	$(3,718)	$2,661

In addition to the three properties classified as held for sale discussed above, on April 1, 2015, we sold a 50% controlling interest in the Marriott Sawgrass Golf Resort & Spa, which we acquired in October 2014, to CWI 2 for a contractual sales price of $37.2 million. Our remaining 50% interest in the hotel is accounted for as an equity method investment (Note 5). We recognized other income of $2.4 million during the nine months ended September 30, 2015 in our consolidated financial statements resulting primarily from the reimbursement that we received from CWI 2 of 50% of the acquisition costs that we incurred in connection with our acquisition of the hotel in October 2014, which had been expensed in prior periods.

Construction in Progress

At September 30, 2016 and December 31, 2015, construction in progress, recorded at cost, was $18.2 million and $22.3 million, respectively, and related primarily to renovations at the Ritz-Carlton Key Biscayne, the Sheraton Austin Hotel at the Capitol and the Westin Pasadena at September 30, 2016 and the Marriott Kansas City Country Club Plaza, the Renaissance Chicago Downtown, the Sheraton Austin Hotel at the Capitol and the Hawks Cay Resort at December 31, 2015 (Note 10). We capitalize interest expense and certain other costs, such as property taxes, property insurance and hotel incremental labor costs, related to hotels undergoing major renovations. We capitalized $0.5 million of such costs during both the three months ended September 30, 2016 and 2015 and $1.7 million during both the nine months ended September 30, 2016 and 2015. At September 30, 2016 and December 31, 2015, accrued capital expenditures were $5.8 million and $12.6 million, respectively, representing non-cash investing activity.

CWI 9/30/2016 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Equity Investments in Real Estate

At September 30, 2016, we owned equity interests in four Unconsolidated Hotels, three with unrelated third parties and one with CWI 2. We do not control the ventures that own these hotels, but we exercise significant influence over them. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to our Advisor that we incur and other-than-temporary impairment charges, if any).

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

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these ventures are affected by the timing and nature of distributions (dollars in thousands):

Unconsolidated Hotels	State	Number of Rooms	% Owned	Our Initial Investment (a)	Acquisition Date	Hotel Type	Renovation Status at September 30, 2016	Carrying Value at
								September 30, 2016	December 31, 2015
Hyatt French Quarter Venture (b)	LA	254	80%	$13,000	9/6/2011	Full-service	Completed	$683	$1,752
Westin Atlanta Venture (c)	GA	372	57%	13,170	10/3/2012	Full-service	Completed	6,186	7,156
Marriott Sawgrass Golf Resort & Spa Venture (d) (e)	FL	511	50%	33,758	10/3/2014	Resort	In progress	32,882	32,668
Ritz-Carlton Philadelphia Venture (f)	PA	299	60%	38,327	5/15/2015	Full-service	Completed	39,892	38,325
		1,436		$98,255				$79,643	$79,901
___________

(a)	This amount represents purchase price plus capitalized costs, inclusive of fees paid to our Advisor, at the time of acquisition.

(b)	We received cash distributions of $0.2 million and $1.6 million from this investment during the three and nine months ended September 30, 2016, respectively.

(c)	We received cash distributions of $0.7 million and $1.7 million from this investment during the three and nine months ended September 30, 2016, respectively.

(d)
We received cash distributions of $1.3 million from this investment during the nine months ended September 30, 2016. No cash distributions were received from this investment during the three months ended September 30, 2016.

(e)
This investment is considered a VIE (Note 2). We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence but does not give us power over decisions that significantly affect the economic performance of the entity.

(f)	We received cash distributions of $0.3 million and $0.6 million from this investment during the three and nine months ended September 30, 2016, respectively.

CWI 9/30/2016 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth our share of equity in (losses) earnings from our Unconsolidated Hotels, which are based on the hypothetical liquidation at book value model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Venture	2016	2015	2016	2015
Ritz-Carlton Philadelphia Venture	$804	$828	$2,190	$1,246
Marriott Sawgrass Golf Resort & Spa Venture	(711)	(126)	1,512	1,071
Westin Atlanta Venture	204	(208)	728	(425)
Hyatt French Quarter Venture	(437)	(344)	546	1,173
Total equity in (losses) earnings of equity method investments in real estate	$(140)	$150	$4,976	$3,065

No other-than-temporary impairment charges related to our investments in these ventures were recognized during the three or nine months ended September 30, 2016 or 2015.

At September 30, 2016 and December 31, 2015, the unamortized basis differences on our equity investments were $3.3 million and $3.5 million, respectively. Net amortization of the basis differences reduced the carrying values of our equity investments by $0.1 million and less than $0.1 million during the three months ended September 30, 2016 and 2015, respectively, and by $0.2 million and $0.1 million for the nine months ended September 30, 2016 and 2015, respectively.

Note 6. Intangible Assets and Liabilities

Intangible assets and liabilities, included in Intangible assets, net and Accounts payable, accrued expenses and other liabilities, respectively, in the consolidated financial statements, are summarized as follows (dollars in thousands):

		September 30, 2016			December 31, 2015
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Villa/condo rental programs	45 – 55	$72,400	$(3,134)	$69,266	$72,400	$(2,005)	$70,395
Below-market hotel ground leases and parking garage lease	10 – 93	11,655	(482)	11,173	11,655	(337)	11,318
In-place leases	2 – 21	317	(203)	114	317	(153)	164
Total intangible assets, net		$84,372	$(3,819)	$80,553	$84,372	$(2,495)	$81,877

Amortizable Intangible Liability
Above-market hotel ground lease	85	$(2,100)	$58	$(2,042)	$(2,100)	$39	$(2,061)

Net amortization of intangibles was $0.4 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively, and $1.3 million and $1.0 million for the nine months ended September 30, 2016 and 2015, respectively. Amortization of in-place lease intangibles and the villa/condo rental programs is included in Depreciation and amortization, and amortization of hotel parking garage lease, below-market hotel ground lease and above-market hotel ground lease intangibles is included in Property taxes, insurance, rent and other in the consolidated financial statements.

CWI 9/30/2016 10-Q – 16

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

We did not have any transfers into or out of Level 1, Level 2 and Level 3 category of measurements during the three or nine months ended September 30, 2016 or 2015. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our non-recourse debt, net, which we have classified as Level 3, had a carrying value of $1.5 billion and $1.4 billion at September 30, 2016 and December 31, 2015, respectively, and an estimated fair value of $1.5 billion and $1.4 billion at September 30, 2016 and December 31, 2015, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both September 30, 2016 and December 31, 2015.

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

We classify real estate assets as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied, and we believe it is probable that the disposition will occur within one year. When we classify an asset as held for sale, we compare the asset’s fair value less estimated cost to sell to its carrying value, and if the fair value less estimated cost to sell is less than the property’s carrying value, we reduce the carrying value to the fair value less estimated cost to sell. We base the fair value on the contract and the estimated cost to sell on information provided by brokers and legal counsel. We will continue to review the property for subsequent changes in the fair value and may recognize an additional impairment charge, if warranted. We determined that the significant inputs used to value these investments fall within Level 3 for fair value reporting. As a result of our assessments, we calculated an impairment charge based on market conditions and assumptions that existed at the time. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.

CWI 9/30/2016 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

During the three and nine months ended September 30, 2016, we recognized impairment charges totaling $0.5 million and $4.1 million, respectively, on three properties with an aggregate fair value measurement of $33.0 million in order to reduce the carrying value of the properties to their estimated fair values less costs to sell. The fair value measurements for the properties, which are classified as held for sale, approximated their estimated selling prices (Note 4).

Note 8. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are two main components of economic risk that impact us: interest rate risk and market risk. We are primarily subject to interest rate risk on our interest-bearing assets and liabilities, including our Senior Credit Facility (Note 9). Market risk includes changes in the value of our properties and related loans.

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

The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Balance Sheet Location	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Interest rate swaps	Other assets	$—	$109	$—	$—
Interest rate caps	Other assets	18	117	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(98)	(716)
		$18	$226	$(98)	$(716)

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements. At both September 30, 2016 and December 31, 2015, no cash collateral had been posted nor received for any of our derivative positions.

We recognized unrealized income of $0.2 million and unrealized loss of $1.5 million in Other comprehensive income (loss) on derivatives in connection with our interest rate swaps and caps during the three months ended September 30, 2016 and 2015, respectively, and losses of $1.5 million and $3.3 million during the nine months ended September 30, 2016 and 2015, respectively.

CWI 9/30/2016 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

We reclassified losses of $0.2 million and $0.4 million from Other comprehensive income (loss) on derivatives into interest expense during the three months ended September 30, 2016 and 2015, respectively, and losses of $0.8 million and $1.2 million during the nine months ended September 30, 2016 and 2015.

Amounts reported in Other comprehensive income (loss) related to interest rate swaps will be reclassified to Interest expense as interest expense is incurred on our variable-rate debt. At September 30, 2016, we estimated that an additional $0.8 million, inclusive of amounts attributable to noncontrolling interests of $0.1 million, will be reclassified as Interest expense during the next 12 months related to our interest rate swaps and caps.

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

The interest rate swaps and caps that we had outstanding on our Consolidated Hotels at September 30, 2016 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of	Face	Fair Value at
Interest Rate Derivatives	Instruments	Amount	September 30, 2016
Interest rate swaps	2	$68,830	$(98)
Interest rate caps	8	304,518	18
			$(80)

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of September 30, 2016. At September 30, 2016, our total credit exposure was less than $0.1 million and the maximum exposure to any single counterparty was less than $0.1 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At September 30, 2016, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $0.1 million and $0.8 million at September 30, 2016 and December 31, 2015, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at either September 30, 2016 or December 31, 2015, we could have been required to settle our obligations under these agreements at their aggregate termination value of $0.1 million and $0.8 million, respectively.

Note 9. Debt

The following table presents the non-recourse debt, net on our Consolidated Hotel investments (dollars in thousands):

			Carrying Amount at
	Interest Rate Range	Current Maturity Date Range (a)	September 30, 2016	December 31, 2015
Fixed rate	3.6% - 5.3%	3/2018 - 9/2038	$1,084,853	$957,189
Variable rate (b)	2.8% - 7.8%	3/2017 - 12/2020	371,861	393,646
			$1,456,714	$1,350,835
___________

(a)	Many of our mortgage loans have extension options, which are subject to certain conditions. The maturity dates in the table do not reflect the extension options.

CWI 9/30/2016 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

(b)
These mortgage loans have variable interest rates, which have effectively been capped or converted to fixed rates through the use of interest rate caps or swaps (Note 8). The interest rate range presented for these mortgage loans reflect the rates in effect at September 30, 2016 through the use of an interest rate cap or swap, when applicable.

Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and would be triggered under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a provision were triggered, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then retain all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. At December 31, 2015, the minimum debt service coverage ratio for the Renaissance Chicago Downtown was not met, and therefore a cash management agreement was triggered that permits the lender to sweep the hotel’s excess cash flow. As of September 30, 2016, this ratio was still not met and the cash management agreement remained in effect.

Covenants

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage ratios. At September 30, 2016, we were in compliance with the applicable covenants for each of our mortgage loans.

Senior Credit Facility

At December 31, 2015, we had a senior credit facility that provided for a $50.0 million senior unsecured revolving credit facility, or our Senior Credit Facility, inclusive of a $5.0 million letter of credit subfacility, and is used for the working capital needs of the Company and its subsidiaries, as well as for other general corporate purposes. On March 31, 2016, we amended our Senior Credit Facility, which reduced the capacity under the facility from $50.0 million to $35.0 million and altered certain covenant calculations. As amended, our Senior Credit Facility continues to bear interest at the London Interbank Offered Rate, or LIBOR, plus 2.75%; however, if at any time the Company’s leverage ratio, as defined in the credit agreement, is greater than 65%, interest on loans under our Senior Credit Facility will increase to LIBOR plus 3.25%. Our Senior Credit Facility is scheduled to mature on December 4, 2017, but may be extended by us for one 12-month period, subject to the satisfaction of certain conditions and an extension fee of 0.25%. As amended, our Senior Credit Facility also contained a provision that, once the outstanding balance is reduced below $25.0 million, the capacity under the facility would be permanently reduced to $25.0 million. At September 30, 2016, the outstanding balance under our Senior Credit Facility was $22.8 million, and therefore the capacity under the facility is now $25.0 million. We pay a fee of 0.25% on the unused portion of our Senior Credit Facility.

The credit agreement, as amended, includes customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter, as well as various customary affirmative and negative covenants. We were in compliance with all applicable covenants at September 30, 2016.

Financing Activity During 2016

In connection with our 2016 Acquisition (Note 4), we obtained $46.5 million in non-recourse mortgage financing, with a fixed interest rate of 4.5% and a maturity date of March 1, 2021. We recognized $0.4 million of deferred financing costs related to this loan.

During the nine months ended September 30, 2016, we refinanced four non-recourse mortgage loans totaling $309.0 million with new non-recourse mortgage loans totaling $379.0 million, which have a weighted-average interest rate and term of 3.9% and 4.8 years, respectively. We recognized an aggregate net loss on extinguishment of debt totaling $2.2 million on these refinancings.

CWI 9/30/2016 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2016, each of the next four calendar years following December 31, 2016, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2016 (remainder)	$1,686
2017 (a)	126,959
2018	219,536
2019	147,955
2020	195,381
Thereafter through 2038	797,181
1,488,698
Deferred financing costs (b)	(9,199)
Total	$1,479,499
__________

(a)	Includes the $22.8 million outstanding balance under our Senior Credit Facility, which is scheduled to mature on December 4, 2017, unless extended pursuant to its terms.

(b)	In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets to Non-recourse debt, net as of December 31, 2015 (Note 2).

Note 10. Commitments and Contingencies

At September 30, 2016, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position or results of operations.

Renovation Commitments

Certain of our hotel franchise and loan agreements require us to make planned renovations to our hotels (Note 4). We do not currently expect to, and are not obligated to, fund any planned renovations on our Unconsolidated Hotels beyond our original investment.

At September 30, 2016, nine hotels were either undergoing renovation or in the planning stage of renovations, and we currently expect that two will be completed during the fourth quarter of 2016, three will be completed during the first half of 2017, one will be completed during the second half of 2017, two will be completed during the first half of 2018 and one will be completed during the second half of 2018. The following table summarizes our capital commitments related to our Consolidated Hotels (in thousands):

	September 30, 2016	December 31, 2015
Capital commitments	$145,277	$114,193
Less: paid	(92,351)	(54,164)
Unpaid commitments	52,926	60,029
Less: amounts in cash or restricted cash designated for renovations	(30,958)	(48,575)
Unfunded commitments	$21,968	$11,454

CWI 9/30/2016 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

Ground Lease Commitments

Three of our hotels are subject to ground leases. Scheduled future minimum ground lease payments during the remainder of 2016, each of the next four calendar years following December 31, 2016 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2016 (remainder)	$781
2017	3,181
2018	3,254
2019	3,328
2020	3,404
Thereafter through 2106	654,599
Total	$668,547

For both the three months ended September 30, 2016 and 2015, we recorded rent expense of $1.0 million, inclusive of percentage rents of $0.2 million for each period, related to these ground leases, which are included in Property taxes, insurance, rent and other in the consolidated financial statements. For the nine months ended September 30, 2016 and 2015, we recorded rent expense of $2.9 million and $2.8 million, respectively, inclusive of percentage rents of $0.5 million for each period, related to these ground leases.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) attributable to CWI stockholders	$4,497	$(1,060)	(1,885)	(11,899)
Transfers to noncontrolling interest
Decrease in CWI’s additional paid-in capital for purchase of remaining 25% membership interest in Fairmont Sonoma Mission Inn & Spa venture (a)	—	—	16,024	—
Net transfers to noncontrolling interest	—	—	16,024	—
Change from net income (loss) attributable to CWI and transfers to noncontrolling interest	$4,497	$(1,060)	$14,139	$(11,899)
___________

(a)	Includes $0.5 million fee paid to our Advisor for the purchase of the remaining interest in the venture.

CWI 9/30/2016 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended September 30,
Gains and Losses on Derivative Instruments	2016	2015
Beginning balance	$(2,494)	$(1,086)
Other comprehensive income (loss) before reclassifications	247	(1,477)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	242	400
Equity in earnings of equity method investments in real estate	105	131
Total	347	531
Net current period other comprehensive income (loss)	594	(946)
Net current period other comprehensive loss attributable to noncontrolling interests	—	312
Ending balance	$(1,900)	$(1,720)

	Nine Months Ended September 30,
Gains and Losses on Derivative Instruments	2016	2015
Beginning balance	$(885)	$(517)
Other comprehensive loss before reclassifications	(1,547)	(3,278)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	760	1,207
Equity in earnings of equity method investments in real estate	323	396
Total	1,083	1,603
Net current period other comprehensive loss	(464)	(1,675)
Net current period other comprehensive loss attributable to noncontrolling interests	372	472
Reclassification to additional-paid in capital relating to purchase of remaining 25% membership interest in Fairmont Sonoma Mission Inn & Spa venture	(923)	—
Ending balance	$(1,900)	$(1,720)

Distributions Declared

During the third quarter of 2016, our board of directors declared a quarterly distribution of $0.1425 per share, which was paid on October 14, 2016 to stockholders of record on September 30, 2016, in the aggregate amount of $19.2 million.

For the nine months ended September 30, 2016, our board of directors declared distributions aggregating $57.3 million, including distributions of $38.1 million declared during the six months ended June 30, 2016. We paid distributions totaling $57.0 million during the nine months ended September 30, 2016, comprised of distributions declared during the six months ended June 30, 2016 and the three months ended December 31, 2015 of $38.1 million and $18.9 million, respectively.

Note 12. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually and intend to do so for the tax year ending December 31, 2016. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three and nine months ended September 30, 2016 and 2015. We conduct business in various states and municipalities within the United States, and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various

CWI 9/30/2016 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

state jurisdictions. As a result, we are subject to certain state and local taxes and a provision for such taxes is included in the consolidated financial statements.
Certain of our subsidiaries have elected taxable REIT subsidiary, or TRS, status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. The accompanying consolidated financial statements include an interim tax provision for our TRSs for the three and nine months ended September 30, 2016 and 2015. Current income tax benefit was $0.7 million for the three months ended September 30, 2016 and current tax expense was $2.6 million for the three months ended September 30, 2015. Current tax expense was $3.0 million and $5.8 million for the nine months ended September 30, 2016 and 2015, respectively.
Our TRSs are subject to U.S. federal and state income taxes. As such, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe that more likely than not we will not realize the deferred tax asset based on available evidence at the time the determination is made. A change in circumstances may cause us to change our judgment about whether a deferred tax asset will more likely than not be realized. We generally report any change in the valuation allowance through our income statement in the period in which such changes in circumstances occur. Deferred tax assets (net of valuation allowance) and liabilities for our TRS were recorded, as necessary, as of September 30, 2016 and December 31, 2015. Deferred tax assets (net of valuation allowance) totaled $2.1 million and $3.8 million at September 30, 2016 and December 31, 2015, respectively and are included in Other assets in the consolidated financial statements. Deferred tax liabilities totaled $4.9 million and $1.8 million at September 30, 2016 and December 31, 2015, respectively and are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements. The majority of our deferred tax assets relate to net operating losses, accrued expenses and key money liability. The majority of our deferred tax liabilities relate to differences between the tax basis and financial reporting basis of the villa/condo rental management agreements. Provision for income taxes included deferred income tax expense of $1.7 million and $0.7 million for the three months ended September 30, 2016 and 2015, respectively, and less than $0.1 million and $1.0 million for the nine months ended September 30, 2016 and 2015, respectively.

CWI 9/30/2016 10-Q – 24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. Management’s Discussion and Analysis of Financial Condition and Results of Operations also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 2015 Annual Report and subsequent reports filed under the Securities Exchange Act of 1934.

Business Overview

As described in more detail in Item 1 of the 2015 Annual Report, we are a publicly-owned, non-listed REIT formed for the purpose of acquiring, owning, disposing of and, through our Advisor, managing and seeking to enhance the value of interests in lodging and lodging-related properties.

We have invested the proceeds from our initial public offering and follow-on offering in a diversified lodging portfolio, including full-service, select-service and resort hotels. Our results of operations are significantly impacted by seasonality, acquisition-related expenses and by hotel renovations. We often invest in hotels that then undergo significant renovations. Generally, during the renovation period, a portion of total rooms are unavailable and hotel operations are often disrupted, negatively impacting our results of operations. At September 30, 2016, we held ownership interests in 35 hotels, with a total of 8,812 rooms.

Significant Developments

Management Changes

On September 22, 2016, we announced that Mr. Hisham A. Kader resigned as Chief Financial Officer, effective October 14, 2016. Ms. ToniAnn Sanzone was appointed Chief Financial Officer, having served as WPC’s Chief Accounting Officer since 2015 and Mr. Noah K. Carter, our Controller, was appointed Chief Accounting Officer.

Acquisitions

On February 12, 2016, we acquired the remaining 25% interest in the Fairmont Sonoma Mission Inn & Spa Venture from an unaffiliated third party for $20.6 million, bringing our ownership interest to 100%. In connection with this transaction, we also paid a fee to our Advisor of $0.5 million.

On February 17, 2016, we acquired a 100% interest in the Equinox, which includes real estate and other hotel assets, net of assumed liabilities, totaling $74.2 million. This acquisition was considered to be a business combination. Subsequently, on August 26, 2016, we acquired a single family residence adjacent to the hotel for a purchase price of $0.8 million, which we intend to renovate to create additional available rooms and event space at the resort. This acquisition was considered to be an asset acquisition. We capitalized acquisition costs of $0.2 million, including acquisition fees of less than $0.1 million.

Financings

In connection with our acquisition of the Equinox hotel (Note 4), we obtained $46.5 million in non-recourse mortgage financing, with a fixed interest rate of 4.5% and a maturity date of March 1, 2021 (Note 9).

During the nine months ended September 30, 2016, we also refinanced four non-recourse mortgage loans totaling $309.0 million with new non-recourse mortgage loans totaling $379.0 million, which have a weighted-average interest rate and term of 3.9% and 4.8 years, respectively, and recognized an aggregate net loss on extinguishment of debt of $2.2 million (Note 9).

Senior Credit Facility

On March 31, 2016, we amended our Senior Credit Facility, which reduced the capacity under the facility from $50.0 million to $35.0 million and altered certain covenant calculations. As amended, our Senior Credit Facility continues to bear interest at LIBOR plus 2.75%; however, if at any time the Company’s leverage ratio, as defined in the credit agreement, is greater than 65%, interest on loans under our Senior Credit Facility will increase to LIBOR plus 3.25%. As amended, our Senior Credit

CWI 9/30/2016 10-Q – 25

Facility also contained a provision that, once the outstanding balance is reduced below $25.0 million, the capacity under the facility would be permanently reduced to $25.0 million. At September 30, 2016, the outstanding balance under our Senior Credit Facility was $22.8 million and, therefore, the facility’s capacity is now $25.0 million (Note 9).

Industry Update

On September 23, 2016, Marriott International, Inc., or Marriott, completed its acquisition of Starwood Hotels & Resorts Worldwide, Inc., or Starwood. We will continue to assess the potential impact, if any, of the merger on our business.

Financial and Operating Highlights

(Dollars in thousands, except ADR and RevPAR)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Hotel revenues	$166,865	$149,642	$495,801	$395,621
Acquisition-related expenses	—	—	3,727	17,493
Net income (loss) attributable to CWI stockholders	4,497	(1,060)	(1,885)	(11,899)

Cash distributions paid	19,103	17,995	57,037	50,707

Net cash provided by operating activities			72,369	47,818
Net cash used in investing activities			(120,159)	(582,447)
Net cash provided by financing activities			37,041	294,715

Supplemental financial measures: (a)
FFO attributable to CWI stockholders	24,893	18,335	60,264	38,196
MFFO attributable to CWI stockholders	26,236	19,907	69,184	53,713

Consolidated Hotel Operating Statistics
Occupancy	79.1%	79.8%	77.1%	77.8%
ADR	$209.77	$205.42	$216.29	$200.89
RevPAR	$165.99	$163.87	$166.77	$156.30
___________

(a)
We consider the performance metrics listed above, including funds from operations, or FFO, and modified funds from operations, or MFFO, which are supplemental measures that are not defined by GAAP, or non-GAAP measures, to be important measures in the evaluation of our results of operations and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. See Supplemental Financial Measures below for our definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

The comparison of our results period over period is influenced by both the number and size of the hotels consolidated in each of the respective periods. At September 30, 2016, we owned 31 Consolidated Hotels, of which one was acquired during the nine months ended September 30, 2016, compared to 29 Consolidated Hotels at September 30, 2015.

Increases in revenue, FFO and MFFO for both the three and nine months ended September 30, 2016 as compared to the same periods in the prior year were primarily driven by our 2015 Acquisitions and 2016 Acquisition.

CWI 9/30/2016 10-Q – 26

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

Hotels	State	Number of Rooms	% Owned	Our Initial Investment	Acquisition Date	Hotel Type	Renovation Status at September 30, 2016
Consolidated Hotels
2012 Acquisitions
Hampton Inn Boston Braintree	MA	103	100%	$12,500	5/31/2012	Select-service	Completed
Hilton Garden Inn New Orleans French Quarter/CBD	LA	155	88%	16,176	6/8/2012	Select-service	Completed
Lake Arrowhead Resort and Spa	CA	173	97%	24,039	7/9/2012	Resort	Completed
Courtyard San Diego Mission Valley	CA	317	100%	85,000	12/6/2012	Select-service	Completed
2013 Acquisitions
Hampton Inn Atlanta Downtown	GA	119	100%	18,000	2/14/2013	Select-service	Completed
Hampton Inn Frisco Legacy Park	TX	105	100%	16,100	2/14/2013	Select-service	Completed
Hampton Inn Memphis Beale Street	TN	144	100%	30,000	2/14/2013	Select-service	Completed
Hampton Inn Birmingham Colonnade	AL	133	100%	15,500	2/14/2013	Select-service	Completed
Hilton Garden Inn Baton Rouge Airport	LA	131	100%	15,000	2/14/2013	Select-service	Completed
Courtyard Pittsburgh Shadyside	PA	132	100%	29,900	3/12/2013	Select-service	Completed
Hutton Hotel Nashville	TN	247	100%	73,600	5/29/2013	Full-service	Planned future
Holiday Inn Manhattan 6th Avenue Chelsea	NY	226	100%	113,000	6/6/2013	Full-service	Completed
Fairmont Sonoma Mission Inn & Spa (a)	CA	226	100%	76,647	7/10/2013	Resort	Completed
Marriott Raleigh City Center	NC	400	100%	82,193	8/13/2013	Full-service	Completed/ Planned future
Hawks Cay Resort (b)	FL	421	100%	131,301	10/23/2013	Resort	Completed
Renaissance Chicago Downtown	IL	560	100%	134,939	12/20/2013	Full-service	Completed
2014 Acquisitions
Hyatt Place Austin Downtown	TX	296	100%	86,673	4/1/2014	Select-service	None planned
Courtyard Times Square West	NY	224	100%	87,443	5/27/2014	Select-service	None planned
Sheraton Austin Hotel at the Capitol	TX	363	80%	90,220	5/28/2014	Full-service	In progress
Marriott Boca Raton at Boca Center	FL	256	100%	61,794	6/12/2014	Full-service	Completed
Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center	CO	302	100%	81,262	6/25/2014	Select-service	None planned
Sanderling Resort	NC	125	100%	37,052	10/28/2014	Resort	Completed
Staybridge Suites Savannah Historic District	GA	104	100%	22,922	10/30/2014	Select-service	Planned future
Marriott Kansas City Country Club Plaza	MO	295	100%	56,644	11/18/2014	Full-service	Completed
2015 Acquisitions
Westin Minneapolis	MN	214	100%	66,176	2/12/2015	Full-service	Planned future
Westin Pasadena	CA	350	100%	141,738	3/19/2015	Full-service	Planned future
Hilton Garden Inn/Homewood Suites Atlanta Midtown	GA	228	100%	58,492	4/29/2015	Select-service	None planned
Ritz-Carlton Key Biscayne (c)	FL	458	47%	68,925	5/29/2015	Resort	In progress
Ritz-Carlton Fort Lauderdale (d)	FL	198	70%	89,642	6/30/2015	Resort	Completed/ Planned future
Le Méridien Dallas, The Stoneleigh	TX	176	100%	68,714	11/20/2015	Full-service	Completed
2016 Acquisition
Equinox, a Luxury Collection Golf Resort & Spa (e)	VT	195	100%	74,224	2/17/2016	Resort	Planned future
		7,376		$1,965,816
Unconsolidated Hotels
Hyatt New Orleans French Quarter	LA	254	80%	$13,000	9/6/2011	Full-service	Completed
Westin Atlanta Perimeter North	GA	372	57%	13,170	10/3/2012	Full-service	Completed
Marriott Sawgrass Golf Resort & Spa (f)	FL	511	50%	33,758	10/3/2014	Resort	In progress
Ritz-Carlton Philadelphia	PA	299	60%	38,327	5/15/2015	Full-service	Completed
		1,436		$98,255
___________

CWI 9/30/2016 10-Q – 27

(a)	On February 12, 2016, we acquired the remaining 25% interest in the Fairmont Sonoma Mission Inn & Spa venture from an unaffiliated third party, bringing our ownership interest in the hotel to 100%.

(b)	Includes 244 privately-owned villas that participate in the villa/condo rental program as September 30, 2016.

(c)
CWI 2 owns an interest of approximately 19% in this venture. Also, the number of rooms presented includes 156 condo-hotel units that participate in the villa/condo rental program at September 30, 2016.

(d)	Includes 32 condo-hotel units that participate in the villa/condo rental program at September 30, 2016.

(e)	On August 26, 2016, we acquired a single family residence adjacent to the hotel, which we intend to renovate to create additional available rooms and event space at the resort.

(f)	Our initial investment represents our remaining 50% interest in the Marriott Sawgrass Golf Resort & Spa venture after selling our 50% controlling interest to CWI 2 on April 1, 2015.

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

CWI 9/30/2016 10-Q – 28

The following table presents our comparative results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Hotel Revenues	$166,865	$149,642	$17,223	$495,801	$395,621	$100,180

Hotel Expenses	139,549	128,811	10,738	418,237	335,506	82,731

Other Operating Expenses
Asset management fees to affiliate and other	4,029	3,683	346	11,740	9,098	2,642
Corporate general and administrative expenses	2,641	2,909	(268)	8,978	8,833	145
Impairment charges	452	—	452	4,112	—	4,112
Acquisition-related expenses	—	—	—	3,727	17,493	(13,766)
	7,122	6,592	530	28,557	35,424	(6,867)

Operating Income	20,194	14,239	5,955	49,007	24,691	24,316

Other Income and (Expenses)
Interest expense	(16,363)	(14,982)	(1,381)	(48,542)	(39,340)	(9,202)
Equity in (losses) earnings of equity method investments in real estate	(140)	150	(290)	4,976	3,065	1,911
Net (loss) gain on extinguishment of debt (Note 9)	(1,204)	—	(1,204)	(2,268)	1,840	(4,108)
Other income	8	4	4	22	2,390	(2,368)
	(17,699)	(14,828)	(2,871)	(45,812)	(32,045)	(13,767)

Income (Loss) from Operations Before Income Taxes	2,495	(589)	3,084	3,195	(7,354)	10,549
Provision for income taxes	(1,037)	(3,265)	2,228	(3,041)	(6,741)	3,700
Net Income (Loss)	1,458	(3,854)	5,312	154	(14,095)	14,249
Loss (income) attributable to noncontrolling interests	3,039	2,794	245	(2,039)	2,196	(4,235)
Net Income (Loss) Attributable to CWI Stockholders	$4,497	$(1,060)	$5,557	$(1,885)	$(11,899)	$10,014

Supplemental financial measure:(a)
MFFO Attributable to CWI Stockholders	$26,236	$19,907	$6,329	$69,184	$53,713	$15,471
___________

(a)
We consider MFFO, a non-GAAP measure, to be an important metric in the evaluation of our results of operations and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. See Supplemental Financial Measures below for our definition of non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

CWI 9/30/2016 10-Q – 29

Our Same Store Hotels are comprised of our 2012 Acquisitions, 2013 Acquisitions and 2014 Acquisitions and our Recently Acquired Hotels are comprised of our 2015 Acquisitions and 2016 Acquisition as listed previously. Our Properties Held for Sale or Sold include three properties Held for Sale as of September 30, 2016 and the Marriott Sawgrass Golf Resort & Spa, in which we sold a 50% controlling interest to CWI 2 on April 1, 2015 (Note 4).

The following table sets forth the average occupancy rate, ADR and RevPAR of our Consolidated Hotels for the three and nine months ended September 30, 2016 and 2015. In the year of acquisition, this information represents data from each hotel’s acquisition date through period end.

	Three Months Ended September 30,		Nine Months Ended September 30,
Same Store Hotels (a)	2016	2015	2016	2015
Occupancy Rate	80.6%	80.8%	77.2%	77.9%
ADR	$208.94	$208.02	$206.24	$206.99
RevPAR	$168.43	$168.16	$159.21	$161.18

	Three Months Ended September 30,		Nine Months Ended September 30,
Recently Acquired Hotels	2016	2015	2016	2015
Occupancy Rate	75.3%	77.7%	77.0%	80.4%
ADR	$233.49	$219.75	$268.91	$207.26
RevPAR	$175.70	$170.72	$207.18	$166.70

	Three Months Ended September 30,		Nine Months Ended September 30,
Properties Held for Sale or Sold	2016	2015	2016	2015
Occupancy Rate	76.7%	72.6%	76.1%	73.2%
ADR	$111.30	$107.16	$110.62	$127.89
RevPAR	$85.40	$77.84	$84.19	$93.58
___________

(a)
During the three months ended September 30, 2016, our operating results were negatively impacted by significant renovation-related disruption at the Ritz-Carlton Key Biscayne and the Marriott Kansas City Country Club Plaza, while during the comparable prior year period, the Ritz-Carlton Fort Lauderdale and the Marriott Boca Raton at Boca Center were undergoing significant renovations. During the nine months ended September 30, 2016, in addition to the hotels noted above, our results were also negatively impacted by significant renovation-related disruption at the Sheraton Austin Hotel at the Capitol and the Le Méridien Dallas, The Stoneleigh, while during the comparable prior year period, the Renaissance Chicago Downtown, the Ritz-Carlton Fort Lauderdale and the Marriott Boca Raton at Boca Center were undergoing significant renovations.

CWI 9/30/2016 10-Q – 30

Hotel Revenues

For the three months ended September 30, 2016 as compared to the same period in 2015, hotel revenues increased by $17.2 million.

Same Store Hotel revenue increased by $4.4 million for the three months ended September 30, 2016 as compared to the same period in 2015, primarily representing additional revenue contributed by the Renaissance Chicago Downtown and the Marriott Boca Raton at Boca Center as a result of planned renovation projects in progress during prior periods that have since been completed.

Revenue from Recently Acquired Hotels increased by $12.5 million for the three months ended September 30, 2016 as compared to the same period in 2015. Our 2015 Acquisitions contributed additional revenue of $4.9 million during the three months ended September 30, 2016 as compared to the same period in 2015 and our 2016 Acquisition contributed revenue of $7.6 million during the three months ended September 30, 2016. The increase in revenue from our 2015 Acquisitions was primarily driven by revenue contributed by the Le Méridien Dallas, The Stoneleigh and the Ritz-Carlton Fort Lauderdale, which was undergoing renovation during the prior year period, partially offset by a decrease in revenue from the Ritz-Carlton Key Biscayne largely resulting from planned renovations during the third quarter of 2016.

Revenue attributable to our Properties Held for Sale or Sold increased by $0.3 million for the three months ended September 30, 2016.

For the nine months ended September 30, 2016 as compared to the same period in 2015, hotel revenues increased by $100.2 million.

Same Store Hotel revenue increased by $5.6 million for the nine months ended September 30, 2016 as compared to the same period in 2015, primarily representing additional revenue contributed by the Renaissance Chicago Downtown and the Marriott Boca Raton at Boca Center as a result of planned renovation projects in progress during the prior year period that have since been completed. This increase in revenue was partially offset by a decrease in revenue related to the Sheraton Austin Hotel at the Capitol and the Marriott Kansas City Country Club Plaza as a result of planned renovations taking place during the nine months ended September 30, 2016.

Revenue from Recently Acquired Hotels increased by $107.7 million for the nine months ended September 30, 2016 as compared to the same period in 2015. Our Recently Acquired Hotels contributed additional revenue of $94.4 million during the nine months ended September 30, 2016 as compared to the same period in 2015 and our 2016 Acquisition contributed revenue of $13.3 million during the nine months ended September 30, 2016. The increase in revenue from our 2015 Acquisitions was primarily driven by revenue contributed by the Ritz-Carlton Key Biscayne and the Ritz-Carlton Fort Lauderdale.

Revenue attributable to our Properties Held for Sale or Sold decreased by $13.1 million for the nine months ended September 30, 2016 compared to the prior year period, primarily as a result of the sale of a 50% controlling interest in the Marriott Sawgrass Golf Resort and Spa to CWI 2 on April 1, 2016.

Hotel Expenses

For the three months ended September 30, 2016 as compared to the same period in 2015, aggregate hotel operating expenses increased by $10.7 million.

Aggregate hotel operating expenses for our Same Store Hotels increased by $2.4 million for the three months ended September 30, 2016 as compared to the same period in 2015, largely resulting from additional expenses incurred by the Renaissance Chicago Downtown and the Marriott Boca Raton at Boca Center as a result of planned renovation projects in progress during prior periods that have since been completed, directionally consistent with the change in revenue discussed above.

Aggregate hotel operating expenses for our Recently Acquired Hotels increased by $8.2 million for the three months ended September 30, 2016 as compared to the same period in 2015. Our 2015 Acquisitions incurred additional expenses totaling $3.1 million during the three months ended September 30, 2016 as compared to the same period in 2015 and our 2016 Acquisition incurred expenses of $5.1 million during the three months ended September 30, 2016. The increase in expenses incurred by our 2015 Acquisitions was primarily driven by the Le Méridien Dallas, The Stoneleigh and the Ritz-Carlton Fort Lauderdale, with increases directionally consistent with the changes in revenue discussed above, partially offset by a decrease in expenses from the Ritz-Carlton Key Biscayne, with the decrease directionally consistent with the changes in revenue discussed above.

CWI 9/30/2016 10-Q – 31

Expenses attributable to our Properties Held for Sale or Sold increased by $0.1 million for the three months ended September 30, 2016 as compared to the same period in 2015.

For the nine months ended September 30, 2016 as compared to the same period in 2015, aggregate hotel operating expenses increased by $82.7 million.

Aggregate hotel operating expenses for our Same Store Hotels increased by $5.2 million for the nine months ended September 30, 2016 as compared to the same period in 2015, primarily resulting from additional expenses incurred by the Renaissance Chicago Downtown and the Marriott Boca Raton at Boca Center, partially offset by a decrease in expenses related to the Sheraton Austin Hotel at the Capitol and the Marriott Kansas City Country Club Plaza, directionally consistent with the change in revenue discussed above.

Aggregate hotel operating expenses for our Recently Acquired Hotels increased by $88.3 million. Our 2015 Acquisitions incurred additional expenses totaling $77.3 million during the nine months ended September 30, 2016 as compared to the same period in 2015 and our 2016 Acquisition incurred expenses of $11.0 million during three months ended September 30, 2016. The increase in expenses from our 2015 Acquisitions was primarily driven by Ritz-Carlton Key Biscayne and Ritz-Carlton Fort Lauderdale, with increases directionally consistent with the changes in revenue discussed above.

Expenses attributable to our Properties Held for Sale or Sold decreased by $10.8 million, primarily as a result of the sale of a 50% controlling interest in the Marriott Sawgrass Golf Resort and Spa to CWI 2 on April 1, 2016.

Asset Management Fees to Affiliate and Other Expenses

Asset management fees to affiliate and other expenses primarily represent fees paid to our Advisor. We pay our Advisor an annual asset management fee equal to 0.50% of the aggregate Average Market Value of our Investments, as defined in our advisory agreement with our Advisor (Note 3).

For the three and nine months ended September 30, 2016 as compared to the same periods in 2015, asset management fees to affiliate and other expenses increased by $0.3 million and $2.6 million, respectively, reflecting the impact of our 2015 Acquisitions and 2016 Acquisition, which increased the asset base from which our Advisor earns a fee. Our advisor elected to receive its asset management fees in cash for the three and nine months ended September 30, 2016 and 2015.

Impairment Charges

Where the undiscounted cash flows for an asset are less than the asset’s carrying value when considering and evaluating the various alternative courses of action that may occur, we recognize an impairment charge to reduce the carrying value of the asset to its estimated fair value. Further, when we classify an asset as held for sale, we carry the asset at the lower of its current carrying value or its fair value, less estimated cost to sell.

For the three and nine months ended September 30, 2016, we recognized impairment charges totaling $0.5 million and $4.1 million, respectively, to reduce the carrying value of three assets to their estimated fair values, less estimated costs to sell (Note 4 and Note 7). At September 30, 2016, these properties were classified as held for sale.

Acquisition-Related Expenses

We expense acquisition-related costs and fees associated with acquisitions of our Consolidated Hotels that are accounted for as business combinations as incurred.

For the nine months ended September 30, 2016 as compared to the same period in 2015, acquisition-related expenses decreased by $13.8 million, reflecting a significant decrease in investment volume.

Operating Income

For the three and nine months ended September 30, 2016, operating income was $20.2 million and $49.0 million, respectively, as compared to $14.2 million and $24.7 million for the three and nine months ended September 30, 2015, respectively. The improvement in operating results was due to the significant increase in revenue period over period, primarily due to our 2015 Acquisitions and 2016 Acquisition, as well as an increase in contributions from hotels that were either not undergoing

CWI 9/30/2016 10-Q – 32

significant renovations during the current year period or hotels that completed renovations between the two periods, plus a significant decrease in acquisition-related expenses during the nine months ended September 30, 2016 as compared to the same period in 2015 due to lower investment volume. The improvements in operating results were partially offset by impairment charges recognized during the second and third quarters of 2016, as well as increases in asset management fees paid during both the three and nine months ended September 30, 2016 as compared to the same periods in 2015, as described above.

Interest Expense

For the three and nine months ended September 30, 2016 as compared to the same periods in 2015, interest expense increased by $1.4 million and $9.2 million, respectively, primarily as a result of mortgage financing obtained in connection with our 2015 Acquisitions and 2016 Acquisition, as well refinancings that resulted in an increase to the carrying amount of our non-recourse debt.

Equity in (Losses) Earnings of Equity Method Investments in Real Estate

Equity in (losses) earnings of equity method investments in real estate represents (losses) earnings from our equity investments in Unconsolidated Hotels recognized in accordance with each investment agreement and based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period (Note 5). We are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds the estimated fair value and is determined to be other than temporary. No other-than-temporary impairment charges were recognized on our equity method investments in real estate during the nine months ended September 30, 2016 or 2015.

The following table sets forth our share of equity in (losses) earnings from our Unconsolidated Hotels, which are based on the hypothetical liquidation at book value model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Ritz-Carlton Philadelphia Venture (a)	$804	$828	$2,190	$1,246
Marriott Sawgrass Golf Resort & Spa Venture (b)	(711)	(126)	1,512	1,071
Westin Atlanta Venture (c)	204	(208)	728	(425)
Hyatt French Quarter Venture (d)	(437)	(344)	546	1,173
Total equity in (losses) earnings of equity method investments in real estate	$(140)	$150	$4,976	$3,065
___________

(a)	We purchased our 60% interest in this venture on May 15, 2015.

(b)
On April 1, 2015, we sold a 50% controlling interest in this hotel to CWI 2 and began accounting for our remaining interest as an equity method investment. The increase in our share of equity in losses from the venture for the three months ended September 30, 2016 as compared to the prior year period was primarily a result of operating results that were negatively impacted by significant renovation-related disruption.

(c)
Our share of equity in earnings during both the three and nine months ended September 30, 2016 reflects the impact of the refinancing of the outstanding mortgage loan of the venture during the fourth quarter of 2015, which substantially reduced the interest rate of the loan.

(d)
The decrease in our share of equity in earnings from the venture for the nine months ended September 30, 2016 as compared to the prior year period was primarily a result of the operating results of the venture.

Net (Loss) Gain on Extinguishment of Debt

During the three and nine months ended September 30, 2016, we recognized a net loss on extinguishment of debt of $1.2 million and $2.3 million, respectively, primarily related to the refinancing of one non-recourse mortgage loan during the third quarter of 2016 and the refinancing of two non-recourse mortgage loans during the second quarter of 2016.

During the nine months ended September 30, 2015, we recognized a gain on extinguishment of debt of $1.8 million, primarily related to a refinancing of a non-recourse mortgage loan during the second quarter of 2015.

CWI 9/30/2016 10-Q – 33

Other Income

During the nine months ended September 30, 2015, we recognized other income of $2.4 million from the sale of 50% of our interest in the Marriott Sawgrass Golf Resort & Spa venture to CWI 2 for a contractual sales price of $37.2 million, resulting primarily from the reimbursement we received from CWI 2 of 50% of the acquisition costs we incurred on our acquisition of the hotel in October 2014, which had been expensed in prior periods.

Loss (Income) Attributable to Noncontrolling Interests

The following table sets forth our loss (income) attributable to noncontrolling interests (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Venture	2016	2015	2016	2015
Ritz-Carlton Key Biscayne Venture (a)	$5,802	$5,449	$5,430	$8,850
Sheraton Austin Hotel at the Capitol Venture	(91)	29	(556)	(820)
Fairmont Sonoma Mission Inn & Spa Venture (b)	—	(1,160)	296	(715)
Hilton Garden Inn New Orleans French Quarter/CBD Venture	(30)	(30)	(177)	(90)
Ritz-Carlton Fort Lauderdale Venture (a)	196	969	(101)	1,327
Operating Partnership - Available Cash Distribution (Note 3)	(2,838)	(2,463)	(6,931)	(6,356)
	$3,039	$2,794	$(2,039)	$2,196
___________

(a)	We acquired our 47% interest in the Ritz-Carlton Key Biscayne Venture and our 70% interest in the Ritz-Carlton Fort Lauderdale Venture on May 29, 2015 and June 30, 2015, respectively.

(b)	On February 12, 2016, we acquired the remaining 25% interest in the Fairmont Sonoma Missions Inn & Spa Venture from an unaffiliated third party, bringing our ownership interest to 100%.

Modified Funds from Operations

MFFO is a non-GAAP measures that we use to evaluate our business. For a definition of MFFO and a reconciliation to net income attributable to CWI stockholders, see Supplemental Financial Measures below.

For the three and nine months ended September 30, 2016 as compared to the same periods in 2015, MFFO increased by $6.3 million and $15.5 million, respectively, principally reflecting operating results from our 2015 Acquisitions and our 2016 Acquisition, as well as the impact of the completion of various renovations between periods.

Liquidity and Capital Resources

Our principal demands for funds will be for the payment of operating expenses, interest and principal on current and future indebtedness, and distributions to stockholders. We expect to meet our long-term liquidity requirements, including funding additional hotel property acquisitions, through cash flows from our hotel portfolio and long-term borrowings. We may also use proceeds from financings and asset sales for the acquisition of hotels.

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

CWI 9/30/2016 10-Q – 34

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

Operating Activities

For the nine months ended September 30, 2016 as compared to the same period in 2015, net cash provided by operating activities increased by $24.5 million, primarily resulting from net cash flow from hotel operations generated by our 2015 Acquisitions and 2016 Acquisition, which more than offset operating costs, as well as a decrease in acquisition-related expenses resulting from a decrease in investment volume during the nine months ended September 30, 2016 as compared to the same period in 2015.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2016 was $120.2 million, primarily the result of cash outflows for our 2016 Acquisition totaling $75.3 million (Note 4). We funded $51.1 million of capital expenditures for our Consolidated Hotels and placed funds into and released funds from lender-held escrow accounts totaling $107.3 million and $105.8 million, respectively, for renovations, property taxes and insurance. We also released deposits for hotel investments totaling $5.7 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2016 was $37.0 million, primarily as a result of mortgage financing obtained in connection with our 2016 Acquisition and proceeds received from refinancings of mortgages aggregating $403.5 million (Note 9), proceeds from our Senior Credit Facility of $30.0 million and proceeds from the issuance of shares, net of offering costs, totaling $34.7 million from distributions that were reinvested in shares of our common stock by stockholders through our DRIP.  These inflows were partially offset by scheduled payments and prepayments of mortgage financing totaling $291.6 million, cash distributions paid to stockholders aggregating $57.0 million, our acquisition of the remaining 25% interest in the Fairmont Sonoma Mission Inn & Spa Venture for $21.1 million, repayments on our Senior Credit Facility totaling $27.2 million and distributions to noncontrolling interests totaling $13.4 million.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. For the nine months ended September 30, 2016, we paid distributions to stockholders, excluding distributions paid in shares of our common stock, totaling $57.0 million, which were comprised of cash distributions of $22.3 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $34.7 million. From inception through September 30, 2016, we declared distributions, excluding distributions paid in shares of our common stock, to stockholders totaling $204.6 million, which were comprised of cash distributions of $80.1 million and $124.5 million of distributions that were reinvested by stockholders in shares of our common stock pursuant to our DRIP.

CWI 9/30/2016 10-Q – 35

We believe that FFO, a non-GAAP measure, is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or our Cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our public offerings, as well as other sources, and there can be no assurance that our FFO or our Cash flow from operations will be sufficient to cover future distributions. FFO and Cash flow from operations are first applied to current period distributions, then to any deficit from prior period cumulative negative FFO and prior period cumulative negative cash flow, respectively, and finally to future period distributions. Our distribution coverage using FFO was approximately 81% and 53% of total distributions declared for the nine months ended September 30, 2016 and on a cumulative basis through that date, respectively.  Our distribution coverage using Cash flow from operations was approximately 91% and 72% of total distributions declared for the nine months ended September 30, 2016 and on a cumulative basis through that date, respectively. The balance was funded primarily from proceeds of our public offerings and, to a lesser extent, other sources. As we have fully invested the proceeds of our offerings, we expect that in the future, if distributions cannot be fully sourced from FFO or Cash flow from operations, they may be sourced from the proceeds of financings or the sales of assets.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. We limit the redemptions so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, do not exceed 5% of our total shares outstanding as of the last day of the immediately preceding quarter. In addition, our ability to effect redemptions will be subject to our having available cash to do so. During the nine months ended September 30, 2016, we redeemed 1,303,174 shares of our common stock pursuant to our redemption plan, at an average price per share of $10.12. We fulfilled 305 redemption requests during the nine months ended September 30, 2016, comprised of 303 redemption requests received during the nine months ended September 30, 2016 and two redemption requests received during the three months ended December 31, 2015. We have fulfilled 100% of the valid redemption requests that we received during the nine months ended September 30, 2016. We funded all share redemptions during the nine months ended September 30, 2016 from the proceeds of the sale of shares of our common stock pursuant to our DRIP.

CWI 9/30/2016 10-Q – 36

Summary of Financing

The table below summarizes our non-recourse debt, net and Senior Credit Facility (dollars in thousands):

	September 30, 2016	December 31, 2015
Carrying Value
Fixed rate (a)	$1,084,853	$957,189
Variable rate:
Senior Credit Facility	22,785	20,000
Non-recourse debt (a):
Amount subject to interest rate cap, if applicable	303,890	202,056
Amount subject to interest rate swap	67,971	191,590
	394,646	413,646
	$1,479,499	$1,370,835
Percent of Total Debt
Fixed rate	74%	70%
Variable rate	26%	30%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.3%	4.6%
Variable rate (b)	3.9%	4.2%
___________

(a)
In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets, net to Non-recourse debt, net as of December 31, 2015 (Note 2). Aggregate debt balance includes deferred financing costs totaling $9.2 million and $8.6 million as of September 30, 2016 and December 31, 2015, respectively.

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and would be triggered under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a provision were triggered, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then retain all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. At December 31, 2015, the minimum debt service coverage ratio for the Renaissance Chicago Downtown was not met, and therefore a cash management agreement was triggered that permits the lender to sweep the hotel’s excess cash flow. As of September 30, 2016, this ratio was still not met and the cash management agreement remained in effect. During the period used to calculate the minimum debt service coverage ratio, the hotel experienced significant renovation-related disruption, which negatively impacted the operating results of the hotel, but we expect to meet the minimum debt service coverage ratio once the renovation disruption is no longer impacting the results for the ratio.

Cash Resources

At September 30, 2016, our cash resources consisted of cash totaling $72.4 million, of which $31.9 million was designated as hotel operating cash. We also have a Senior Credit Facility, of which $2.2 million was available to be drawn at September 30, 2016 (Note 9). Our cash resources may be used to fund future investments and can be used for working capital needs, debt service and other commitments, such as the renovation commitments noted below.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include paying distributions to our stockholders, fulfilling our renovation commitments (Note 10), funding lease commitments, making scheduled mortgage loan principal payments, including a scheduled balloon payment of $19.2 million on a consolidated mortgage loan obligation, paydowns of our Senior Credit Facility, as well as other normal recurring operating expenses. We currently intend to refinance the scheduled balloon payment, although there can be no assurance that we will be able to do so on favorable terms, if at all.

CWI 9/30/2016 10-Q – 37

We expect to use cash generated from operations, unused capacity under our Senior Credit Facility and mortgage financing to fund these cash requirements, in addition to amounts held in escrow to fund our renovation commitments.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations (primarily our capital commitments and lease obligations) at September 30, 2016, and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — principal (a)	$1,465,913	$30,167	$424,321	$632,149	$379,276
Senior Credit Facility — principal (b)	22,785	—	22,785	—	—
Interest on borrowings (c)	253,523	61,813	102,844	68,846	20,020
Contractual capital commitments (d)	52,926	32,201	20,725	—	—
Operating and other lease commitments (e)	670,069	3,515	7,247	7,315	651,992
Asset retirement obligation, net (f)	1,388	—	—	—	1,388
	$2,466,604	$127,696	$577,922	$708,310	$1,052,676
___________

(a)	Excludes deferred financing costs totaling $9.2 million.

(b)	Our Senior Credit Facility is scheduled to mature on December 4, 2017, unless otherwise extended pursuant to its terms.

(c)	For variable-rate debt, interest on borrowings is calculated using the swapped or capped interest rate, when in effect.

(d)	Capital commitments represent our remaining contractual renovation commitments at our Consolidated Hotels.

(e)
Operating and other lease commitments consist of rent obligations under ground leases and our share of future rents payable pursuant to the advisory agreement for the purpose of leasing office space used for the administration of real estate entities. At September 30, 2016, this balance primarily related to our commitments on ground leases for two hotels, which expire in 2087 and 2099 and have rent obligations consistently increasing throughout their respective terms; therefore, the most significant commitments occur near the conclusion of the leases.

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

CWI 9/30/2016 10-Q – 38

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

CWI 9/30/2016 10-Q – 39

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

CWI 9/30/2016 10-Q – 40

FFO and MFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) attributable to CWI stockholders	$4,497	$(1,060)	$(1,885)	$(11,899)
Adjustments:
Depreciation and amortization of real property	20,601	19,035	60,461	50,297
Impairment charge	452	—	4,112	—
Proportionate share of adjustments for partially-owned entities — FFO adjustments	(657)	360	(2,424)	(202)
Total adjustments	20,396	19,395	62,149	50,095
FFO attributable to CWI stockholders — as defined by NAREIT	24,893	18,335	60,264	38,196
Adjustments:
Straight-line and other rent adjustments	1,368	1,394	4,123	4,161
Acquisition expenses (a)	—	—	3,727	17,493
Net loss (gain) on extinguishment of debt	1,204	—	2,268	(1,840)
Fair market value adjustments	(66)	(901)	(1,866)	(1,186)
Proportionate share of adjustments for partially-owned entities — MFFO adjustments	(1,163)	1,079	668	(748)
Reimbursement of acquisition expenses	—	—	—	(2,363)
Total adjustments	1,343	1,572	8,920	15,517
MFFO attributable to CWI stockholders	$26,236	$19,907	$69,184	$53,713
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

CWI 9/30/2016 10-Q – 41

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

At September 30, 2016, we were exposed to concentrations within the brands under which we operate our hotels and within the geographic areas in which we have invested. We currently have no foreign operations and are not exposed to foreign currency fluctuations. For the nine months ended September 30, 2016, we generated more than 10% of our revenue from the Ritz-Carlton Key Biscayne (12.9%); we generated more than 10% of our revenue from hotels in each of the following states: Florida (31.4%) and California (16.2%); and we generated more than 10% of our revenue from hotels in the following brands: Marriott (44.9%, including Courtyard by Marriott, Marriott, Marriott Autograph Collection, Renaissance and Ritz-Carlton), Starwood (15.9%, including Le Méridien, The Luxury Collection, Sheraton and Westin), Independent (15.7%, including Hawks Cay Resort, Hutton Hotel Nashville and Sanderling Resort) and Hilton (10.8%, including Hampton Inn, Hilton Garden Inn and Homewood Suites). On a combined basis, 60.8% of our revenue is generated from the Marriott and Starwood brands.

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

At September 30, 2016, we estimated that the total fair value of our interest rate caps and swaps, which are included in Other assets and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $0.1 million (Note 8).

At September 30, 2016, all of our long-term debt bore interest at fixed rates, was swapped to a fixed rate or was subject to an interest rate cap, except for our Senior Credit Facility. The annual interest rates on our fixed-rate debt at September 30, 2016 ranged from 3.6% to 5.3%. The contractual annual interest rates on our variable-rate debt at September 30, 2016 ranged from 2.8% to 7.8%. Our debt obligations are more fully described under Liquidity and Capital Resources in Item 2 above. The following table presents principal cash outflows for our Senior Credit Facility and our Consolidated Hotels based upon expected maturity dates of our debt obligations outstanding at September 30, 2016, and excludes deferred financing costs (in thousands):

	2016 (Remainder)	2017	2018	2019	2020	Thereafter	Total	Fair Value
Fixed-rate debt	$1,168	$8,593	$119,766	$105,865	$57,642	$797,181	$1,090,215	$1,103,051
Variable-rate debt (a)	$518	$118,366	$99,770	$42,090	$137,739	$—	$398,483	$399,919
__________

(a)	Includes the $22.8 million outstanding balance under our Senior Credit Facility, which is scheduled to mature on December 4, 2017, unless extended pursuant to its terms.

CWI 9/30/2016 10-Q – 42

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to an interest rate cap, is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at September 30, 2016 by an aggregate increase of $54.5 million or an aggregate decrease of $53.3 million, respectively. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at September 30, 2016 would increase or decrease by $0.2 million for each respective 1% change in annual interest rates.

CWI 9/30/2016 10-Q – 43

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2016 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CWI 9/30/2016 10-Q – 44

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended September 30, 2016:

2016 Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July	3,500	$10.13	N/A	N/A
August	—	—	N/A	N/A
September	410,491	10.13	N/A	N/A
Total	413,991
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

CWI 9/30/2016 10-Q – 45

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

101
The following materials from Carey Watermark Investors Incorporated’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CWI 9/30/2016 10-Q – 46

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors Incorporated
Date:	November 14, 2016
		By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	November 14, 2016
		By:	/s/ Noah K. Carter
Noah K. Carter
Chief Accounting Officer
(Principal Accounting Officer)

CWI 9/30/2016 10-Q – 47

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

101
The following materials from Carey Watermark Investors Incorporated’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.
Filed herewith