Form 10-K
period 2016-12-31
Carey Watermark Investors Inc
filed 2017-03-16
CIK 1430259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Registrant has no active market for its common stock. Non-affiliates held 132,399,660 shares of common stock at June 30, 2016.
As of March 10, 2017, there were 136,456,602 shares of common stock of registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference its definitive Proxy Statement with respect to its 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

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

CWI 2016 10-K – 1

PART I

Item 1. Business.

General Development of Business

Overview

Carey Watermark Investors Incorporated, or CWI, and, together with its consolidated subsidiaries, we, us or our, is a publicly owned, non-listed real estate investment trust, or REIT, that invests in, and through Carey Lodging Advisors, LLC, a Delaware limited liability company, or our Advisor, manages and seeks to enhance the value of, interests in lodging and lodging-related properties, primarily in the United States. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions to our stockholders and other factors. We conduct substantially all of our investment activities and own all of our assets through CWI OP, LP, a Delaware limited partnership, or the Operating Partnership. We are a general partner and a limited partner of, and own a 99.985% capital interest in, the Operating Partnership. Carey Watermark Holdings, LLC, or Carey Watermark Holdings, which is owned indirectly by both W. P. Carey Inc., or WPC, and Watermark Capital Partners, LLC (the parent of the Subadvisor described below), or Watermark Capital Partners, holds a special general partner interest of 0.015% in the Operating Partnership. In order to qualify as a REIT, we cannot operate hotels directly; therefore, we lease our hotels to our wholly-owned taxable REIT subsidiaries, which we refer to as TRSs, and collectively as the TRS lessees. At December 31, 2016, we held ownership interests in 35 hotels, with a total of 8,823 rooms. As of the date of this Report, we held ownership interests in 32 hotels, with a total of 8,454 rooms.

We are managed by our Advisor, an indirect subsidiary of WPC, pursuant to an advisory agreement among us, the Operating Partnership and our Advisor, which we refer to herein as the advisory agreement. Under the advisory agreement, our Advisor is responsible for managing our overall hotel portfolio, including providing oversight and strategic guidance to the independent hotel operators that manage our hotels. On September 15, 2010, CWA, LLC, or the Subadvisor, entered into a subadvisory agreement with our Advisor, which we refer to herein as the subadvisory agreement. The Subadvisor provides services to our Advisor primarily relating to acquiring, managing, financing and disposing of our hotels and overseeing the independent hotel operators that manage the day-to-day operations of our hotels. In addition, the Subadvisor provides us with the services of Mr. Michael G. Medzigian, our chief executive officer, subject to the continuing approval of our independent directors.

WPC is a publicly traded REIT listed on the New York Stock Exchange under the symbol “WPC.” During its more than 40-year history, WPC has sponsored and advised nine partnerships and eight REITs under the Corporate Property Associates and Carey Institutional Properties brand names, which we refer to as the CPA® Programs. Corporate Property Associates 17 – Global Incorporated and Corporate Property Associates 18 – Global Incorporated, collectively referred to as the CPA® REITs, are currently operating. We, Carey Watermark Investors 2 Incorporated, or CWI 2, and the CPA® REITs are collectively referred to as the Managed REITs. Like us, CWI 2 is focused on investing in lodging and lodging-related properties. None of the CPA® REITs are focused on investing in lodging and lodging-related properties. WPC also advises Carey Credit Income Fund, or CCIF, a non-traded business development company, and Carey European Student Housing Fund I, L.P., or CESH I, a limited partnership formed for the purpose of developing, owning and operating student housing properties in Europe, which together with the Managed REITs, are referred to as the Managed Programs.

Watermark Capital Partners, LLC is a private investment firm formed in May 2002 that focuses on assets that benefit from specialized marketing strategies and demographic shifts, including hotels and resorts, resort residential products, recreational projects (e.g. golf and club ownership programs), and new-urbanism and mixed-use projects. The principal of Watermark Capital Partners, Mr. Medzigian, has managed lodging properties valued in excess of $6.4 billion during his over 35 years of experience in the lodging and real estate industries, including as the chief executive officer of Lazard Freres Real Estate Investors, a real estate private equity management organization, and as a senior partner of Olympus Real Estate Corporation, the real estate fund management affiliate of Hicks, Muse, Tate and Furst Incorporated.

Through our initial public offering, which ran from September 15, 2010 through September 15, 2013, we raised $575.8 million, exclusive of reinvested distributions through our distribution reinvestment plan, or DRIP. We commenced a follow-on public offering on December 20, 2013, which closed on December 31, 2014 and raised $577.4 million, exclusive of reinvested distributions through our DRIP. We have fully invested the proceeds of our initial public offering and follow-on offering in lodging properties. The gross offering proceeds raised exclude reinvested distributions through the DRIP totaling $124.5 million as of December 31, 2016.

CWI 2016 10-K – 2

In March 2016, we announced that our Advisor had determined our estimated net asset value per share, or NAV, as of December 31, 2015 to be $10.66. We currently intend to announce our NAV as of December 31, 2016, as determined by our Advisor, in April 2017.

We have no employees. At December 31, 2016, WPC employed 281 individuals who were available to perform services for us under our advisory agreement (Note 3) and Watermark Capital Partners employed 13 individuals who were available to perform services for us through the subadvisory agreement.

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

Our core strategy for achieving these objectives is to acquire, own, dispose of, manage, and seek to enhance the value of, interests in lodging and lodging related investments that are expected to generate current income and have the potential for growth through value add strategies. We employ value-added strategies, such as re-branding, renovating, expanding or changing hotel operators, when we believe such strategies will increase the operating results and values of the hotels we acquire. We regularly review the hotels in our portfolio to ensure that they continue to meet our investment criteria. If we were to conclude that a hotel’s value has been maximized, or that it no longer fits within our financial or strategic criteria, we may seek to sell the hotel and use the net proceeds for investments in our existing or new hotels, or to reduce our overall leverage. While we do not operate our hotel properties, both our asset management team and our executive management team monitor and work cooperatively with our hotel operators in all aspects of our hotels' operations, including advising and making recommendations regarding property positioning and repositioning, revenue and expense management, operations analysis, physical design, renovation and capital improvements, guest experience and overall strategic direction. We believe that we can add significant value to our portfolio through our intensive asset management strategies. Our executive and asset management teams have significant experience in hotels, as well as in creating and implementing innovative asset management initiatives.

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

CWI 2016 10-K – 3

We believe that the following market factors and attributes of our investment model are particularly important to our ability to meet our investment objective:

•
an investment model that incorporates a diversified lodging portfolio provides the potential to generate attractive risk adjusted returns across economic cycles, while mitigating the risks associated with any one geographic or lodging segment;

•	our investment model benefits from the continuing improvement in lodging industry fundamentals;

•	a lodging-centric investment strategy provides an opportunity for attractive returns and long-term growth in value, as well as a potentially effective inflation hedge;

•	as compared with certain other types of real estate assets, the lodging sector provides a broad range of value creation opportunities that can enhance returns;

•	we utilize a differentiated investment approach; and

•	our investment strategy, resources and investment structure differentiate us from other sources of capital for the real estate industry.

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

We may engage in securitization transactions with respect to any loans we purchase. We do not plan to make investments in sub-prime mortgages. All of our investments to date have been in the United States. However, we may consider, and are not prohibited under our organizational documents from making, investments outside the United States.

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

Our Portfolio

At December 31, 2016, our portfolio was comprised of our full or partial ownership in 35 hotels with 8,823 guest rooms, all located in the U.S. market. See Item 2. Properties.

As of the date of this Report, we held ownership interests in 32 hotels, with a total of 8,454 rooms.

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

Financing Strategies

At December 31, 2016, our hotel portfolio, including both the hotels that we consolidate in our financial statements, or our Consolidated Hotels (as further discussed in Note 4), and the hotels that we record as equity investments in our financial statements, or our Unconsolidated Hotels (as further discussed in Note 5), was 62% leveraged. We may fund some individual investments solely or primarily using our equity capital and others may be financed with greater than 50% leverage. Our organizational documents permit us to incur leverage of up to 75% of the total costs of our investments, or 300% of our net assets, whichever is less, or a higher amount with the approval of a majority of our independent directors.

CWI 2016 10-K – 4

Over time, we expect to meet our long-term liquidity requirements, including funding additional hotel property acquisitions, through long-term secured and unsecured borrowings and the issuance of additional equity or securities.

Transactions With Affiliates

We may borrow funds or purchase properties from, or enter into joint ventures with, our Advisor, the Subadvisor, or their respective affiliates, including the other Managed REITs and WPC or its affiliates, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures. We may also invest in other vehicles, such as real estate opportunity funds, that were formed, sponsored or managed by our Advisor or the Subadvisor and their respective affiliates. These transactions may take the form of jointly owned ventures, direct purchases or sales of assets or debt, mergers or other types of transactions. A majority of our directors (including the independent directors) must approve any significant investment in which we invest jointly with an entity sponsored and/or managed by our Advisor, the Subadvisor or their respective affiliates, including the other Managed REITs.

Competition

We face active competition from other companies with similar investment objectives that seek to raise funds from investors through publicly registered non-traded funds, publicly traded funds and private funds such as hedge funds. Some of these entities may have substantially greater financial resources than we do and may be able and willing to accept more risk than we can prudently manage. Competition generally may increase the bargaining power of property owners seeking to sell and reduce the number of suitable investment opportunities available to us.

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

CWI 2016 10-K – 5

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

CWI 2016 10-K – 6

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

Our distributions have exceeded, and may in the future exceed, our funds from operations, or FFO.

Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO. However, we have funded a portion of our cash distributions to date using net proceeds from our public offerings and, to a lesser extent, other sources and there can be no assurance that our FFO will be sufficient to cover our future distributions. Our distribution coverage using FFO was approximately 77% and 54% of total distributions for the year ended December 31, 2016 and on a cumulative basis through that date, respectively. Our distribution coverage using cash flow from operations was approximately 93% and 74% of total distributions for the year ended December 31, 2016 and on a cumulative basis through that date. If our properties are not generating sufficient cash flow or our other expenses require it, we may need to use other sources of funds, such as proceeds from asset sales, borrowings, or our offerings to fund distributions in order to satisfy REIT requirements. If we fund distributions from borrowings, such financing will incur interest costs and need to be repaid. And when we fund distributions from offering proceeds, we have fewer funds available for the acquisition of properties, which may affect our ability to generate future cash flows from operations and reduce stockholders’ overall return.

Stockholders’ equity interests may be diluted.

Our stockholders do not have preemptive rights to any shares of common stock issued by us in the future. Therefore, if we (i) sell shares of common stock in the future, including those issued pursuant to our DRIP, (ii) sell securities that are convertible into our common stock, (iii) issue common stock in a private placement to institutional investors, (iv) issue shares of common stock to our independent directors or to our Advisor and its affiliates for payment of fees in lieu of cash, (v) issue shares of common stock under our 2010 Equity Incentive Plan or (vi) redeemed shares of common stock pursuant to our redemption program prior to obtaining an NAV, then existing stockholders and investors that purchased their shares in our initial and follow-on offerings will experience dilution of their percentage ownership in us. Depending on the terms of such transactions, most notably the offer price per share and the value of our properties and our other investments, existing stockholders might also experience a dilution in the book value per share of their investment in us.

Our board of directors may change our investment policies without stockholder approval, which could alter the nature of your investment.

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies are in the best interest of our stockholders. These policies may change over time. The methods of implementing our investment policies may also vary as new investment techniques are developed. Except as otherwise provided in our charter, our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by a majority of our directors (including a majority of the independent directors), without the approval of our stockholders. As a result, the nature of your investment could change without your consent. Material changes in our investment focus will be described in our periodic reports filed with the SEC; however, these reports would typically be filed after changes in our investment focus have been made, and in some cases, several months after such changes. A change in our investment strategy

CWI 2016 10-K – 7

may, among other things, increase our exposure to interest rate risk, default risk and hotel property market fluctuations, all of which could materially adversely affect our ability to achieve our investment objectives.

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

The past performance of WPC or Watermark Capital Partners, or partnerships and programs sponsored or managed by WPC, including the CPA® Programs, may not be indicative of our Advisor’s performance with respect to us. Prior to us, our Advisor had not previously sponsored a program focused on lodging investments. We cannot guarantee that our Advisor will be able to successfully manage and achieve liquidity for us to the extent it has done so in the past.

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

CWI 2016 10-K – 8

In 2012, Corporate Property Associates 15 Incorporated, or CPA®:15, WPC and Carey Financial settled all matters relating to an investigation by the state of Maryland regarding the sale of unregistered securities of CPA®:15 Incorporated in 2002 and 2003. Under the Consent Order, CPA®:15, WPC and Carey Financial agreed, without admitting or denying liability, to cease and desist from any further violations of selling unregistered securities in Maryland. Contemporaneous with the issuance of the Consent Order, CPA®:15, WPC and Carey Financial paid the Maryland Division of Securities a civil penalty of $10,000.

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

The Subadvisor would likely assert a lack of fiduciary duty as a defense to claims.

The Subadvisor and its affiliated principals believe that they are not in a fiduciary relationship to our stockholders and may assert this position as a defense in any legal proceeding or claim asserting a breach of fiduciary duties by the Subadvisor.

CWI 2016 10-K – 9

We have limited independence from our Advisor, the Subadvisor and their respective affiliates, who may be subject to conflicts of interest.

Substantially all of our management functions are performed by officers of our Advisor pursuant to the advisory agreement and by the Subadvisor pursuant to the subadvisory agreement. Additionally, some of the directors of WPC and Watermark Capital Partners, or entities managed by them, are also members of our board of directors. This limited independence, combined with our Advisor’s and Carey Watermark Holdings’ interests in us, may result in potential conflicts of interest because of the substantial control that our Advisor has over us and because some of its economic incentives may differ from those of our stockholders. Circumstances under which a conflict could arise between us, our Advisor, the Subadvisor and their affiliates include:

•
our Advisor and the Subadvisor are compensated for certain transactions on our behalf (e.g., for acquisitions of investments, sales and financing), which may cause our Advisor to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;

•
agreements between us and our Advisor, and between our Advisor and the Subadvisor, including agreements regarding compensation, will not be negotiated on an arm’s-length basis, as would occur if the agreements were with unaffiliated third parties;

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

•
decisions regarding asset sales, which could impact the timing and amount of fees payable to our Advisor and the Subadvisor as well as allocations and distributions payable to Carey Watermark Holdings pursuant to its special general partner interests (e.g., our Advisor receives asset management fees and may decide not to sell an asset; however, our Advisor receives disposition fees and Carey Watermark Holdings will be entitled to certain profit allocations and cash distributions based upon sales of assets as a result of its Operating Partnership profits interest, and the Subadvisor will share in apportion of those fees and distributions);

•	business combination transactions, including mergers with WPC or another Managed REIT;

•	decisions regarding liquidity events, which may entitle our Advisor, the Subadvisor and their affiliates to receive additional fees and distributions relation to the liquidations;

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

•	the termination and negotiation of the advisory agreement and other agreements with our Advisor, the Subadvisor and their affiliates; and

•
as of December 31, 2016, our Advisor and its affiliates own approximately 1.1% of our outstanding common stock, which gives our Advisor influence over our affairs even if we were to terminate the advisory agreement (there can be no assurance that such affiliates will act in accordance with our interests when exercising the voting power of their shares).

There are conflicts of interest with certain of our directors and officers who have duties to WPC and/or to Watermark Capital Partners and entities sponsored or managed by either of them.

Most of the officers and certain of the directors of our Advisor or the Subadvisor are also our officers and directors, including Mr. Medzigian; Mr. Mark J. DeCesaris, the chairman of our board of directors who is also the chief executive officer of WPC; and Ms. ToniAnn Sanzone, our chief financial officer who is also the chief financial officer of WPC. Our Advisor has entered into contracts with us to provide us with asset management, property acquisition and disposition services and the Subadvisor supports our Advisor in the provision of these services. Our officers may benefit from the fees and distributions paid to our Advisor, the Subadvisor and Carey Watermark Holdings.

CWI 2016 10-K – 10

In addition, Mr. Medzigian, our chief executive officer and one of our directors, is and will be a principal in other real estate investment transactions or programs that may compete with us. Currently, Mr. Medzigian is the chairman and managing partner of Watermark Capital Partners, a private investment and management firm that specializes in real estate private equity transactions involving hotels and resorts, resort residential products, recreational projects (including golf and club ownership programs), and new-urbanism and mixed-use projects. Watermark Capital Partners, through its affiliates, currently owns interests in and/or manages two lodging properties within the United States, including one which is part of a joint venture with WPC and one in which Watermark Capital Partners serves as asset manager pursuant to an asset management agreement with an affiliate of WPC. WPC and the CPA® REITs own five investments in 21 lodging properties located within the United States, including one which is part of a joint venture with Watermark Capital Partners. WPC, the CPA® REITs and Watermark Capital Partners have an economic interest in other transactions, including in such pre-existing lodging investments, and Mr. Medzigian, by virtue of his position in Watermark Capital Partners, may be subject to conflicts of interests. As a result of the interests described in this section, our Advisor, the Subadvisor and the directors and officers who are common to us and the other Managed REITs, WPC and Watermark Capital Partners will experience conflicts of interest.

Our NAV is computed by our Advisor relying in part on information that our Advisor provides to a third party.

Our NAV is computed by our Advisor relying in part upon an annual third-party appraisal of the fair market value of our real estate and third-party estimates of the fair market value of our debt. Any valuation includes the use of estimates and our valuation may be influenced by the information provided to the third party by our Advisor. Because NAV is an estimated value and can change as interest rate and real estate markets fluctuate, there is no assurance that a stockholder will realize such NAV in connection with any liquidity event.

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

In the future, our board of directors may consider internalizing the functions currently performed for us by our Advisor by, among other methods, acquiring our Advisor or the Subadvisor. The method by which we could internalize these functions could take many forms. There is no assurance that internalizing our management functions will be beneficial to us and our stockholders. There is also no assurance that the key employees of the Advisor or the Subadvisor who perform services for us would elect to work directly for us, instead of remaining with our Advisor (or another affiliate of WPC) or the Subadvisor. An acquisition of our Advisor or the Subadvisor could also result in dilution of your interests as a stockholder and could reduce earnings per share and FFO per share. Additionally, we may not realize the perceived benefits, be able to properly integrate a new staff of managers and employees, or be able to effectively replicate the services provided previously by our Advisor or the Subadvisor. Internalization transactions, including the acquisition of our Advisor or property managers affiliated with entity sponsors, have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims, which would reduce the amount of funds available for us to invest in properties or other investments and to pay distributions. All of these factors could have material adverse effect on our results of operations, financial condition and ability to pay distributions.

We could be adversely affected if our Advisor completed an internalization with another Managed Program.

Our Advisor and its affiliates act as the external advisor to the other Managed Programs and may act as the advisor to other entities in the future. If any of such entities were to acquire our Advisor in an internalization transaction, we could be adversely affected because such a transaction could result in the loss of our Advisor’s services to us. In addition, our Advisor is a subsidiary of WPC, which is an operating REIT in its own right that is listed on the NYSE. There can be no assurance that WPC will not decide in the future to focus on business activities other than acting as an advisor to non-listed REITs, such as us. In such cases, we would have to find a new advisor. A new advisor would not be familiar with our company and may charge fees that are higher than the fees we pay to our Advisor, all of which may materially adversely affect our performance.

CWI 2016 10-K – 11

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

CWI 2016 10-K – 12

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

CWI 2016 10-K – 13

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

From time to time, we participate in joint ventures to purchase assets together with unaffiliated third parties, Watermark Capital Partners, WPC, or the other entities sponsored or managed by our Advisor or its affiliates, such as the other Managed REITs. There are additional risks involved in joint venture transactions. As a co-investor in a joint venture, we would not be in a position to exercise sole decision-making authority relating to the property, the joint venture or our investment partner. In addition, there is the potential that our joint venture partner may become bankrupt or that we may have diverging or inconsistent economic or business interests. These diverging interests could, among other things, expose us to liabilities in the joint venture investment in excess of our proportionate share of those liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. Further, the fiduciary obligation that our Advisor or members of our board of directors may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

We are subject, in part, to the risks of real estate ownership.

Our performance and asset value is, in part, subject to risks incident to the ownership and operation of real estate, including:

•	adverse changes in general or local economic conditions;

•	changes in local conditions, such as an oversupply of hotel rooms or a reduction in demand for hotel rooms;

•	changes in traffic patterns, mass transit options and neighborhood characteristics;

•	increases in the cost of property insurance;

•	uninsured property liability, property damage or casualty losses;

•	changes in operating expenses, interest rates or the availability of financing;

•	changes in laws and governmental regulations, including those governing real estate usage, zoning, environmental issues and taxes;

•	unexpected expenditures for capital improvements or to bring properties into compliance with applicable federal, state and local laws;

•	exposure to environmental losses; and

•	force majeure and other factors beyond the control of our management.

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

CWI 2016 10-K – 14

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

CWI 2016 10-K – 15

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

The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. GDP. It is also sensitive to business and personal discretionary spending levels. Declines in corporate budgets and consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions can lower the revenues and profitability of our hotel properties, and therefore our net operating profits. The global economic downturn in 2008 and 2009 led to a significant decline in demand for products and services provided by the lodging industry, lower occupancy levels and significantly reduced room rates. Any similar downturn in the U.S. economy would likely adversely impact our revenues and have a negative effect on our profitability.

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

CWI 2016 10-K – 16

•
unforeseen events beyond our control, such as terrorist attacks, travel related health concerns (including pandemics and epidemics), political instability, governmental restrictions on travel, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel related accidents and unusual weather patterns (including natural disasters such as hurricanes, tsunamis or earthquakes);

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

We may not have control over properties under construction or renovation.

We may acquire hotels under development, and we have acquired, and may continue to acquire, hotels that require extensive renovation. When we acquire a hotel for development or renovation, we are subject to the risk that we cannot control construction costs and the timing of construction or a developer’s ability to build in conformity with plans, specifications and timetables.

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

CWI 2016 10-K – 17

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

CWI 2016 10-K – 18

We are subject to the risks of brand concentration.

Of the 35 hotels that we held ownership interests in as of December 31, 2016, 27 utilized brands owned by Marriott or Hilton. As a result, our success is dependent in part on the continued success of their brands. A negative public image or other adverse event that becomes associated with those brands could adversely affect hotels operated under those brands. If those brands suffer a significant decline in appeal to the traveling public, the revenues and profitability of our hotels operated under those brands could be adversely affected.

We face competition in the lodging industry, which may limit our profitability and returns to our stockholders.

The lodging industry is highly competitive. This competition could reduce occupancy levels and revenues at our properties, which would adversely affect our operations. We face competition from many sources, including from (i) other lodging facilities, both in the immediate vicinity and the geographic market where our lodging properties are located and (ii) nationally recognized lodging brands that we are not associated with. In addition, increases in operating costs due to inflation may not be offset by increased room rates.

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

Because our properties are operated by independent property operators, our revenues depend on the ability of such independent property operators to compete successfully with other hotels and resorts in their respective markets. Some of our competitors may have substantially greater marketing and financial resources than us. If independent property operators are unable to compete successfully or if our competitors’ marketing strategies are effective, our results of operations, financial condition and ability to service debt may be adversely affected and may reduce the cash available for distribution to our stockholders.

The lack of an active public trading market for our shares could make it difficult for stockholders to sell shares quickly or at all. We may amend, suspend or terminate our redemption plan without giving our stockholders advance notice.

There is no active public trading market for our shares and we do not expect one to develop. Moreover, we are not required to ever complete a liquidity event. Our stockholders should not rely on our redemption plan as a method to sell shares promptly because it includes numerous restrictions that limit stockholders’ ability to sell their shares to us and our board of directors may amend, suspend or terminate the plan without advance notice. In particular, the redemption plan provides that we may redeem shares only if we have sufficient funds available for redemption and to the extent the total number of shares for which redemption is requested in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed 5% of the total number of our shares outstanding as of the last day of the immediately preceding fiscal quarter. Given these limitations, it may be difficult for stockholders to sell their shares promptly or at all. In addition, the price received for any shares sold prior to a liquidity event is likely to be less than the applicable NAV per share at that time. Investor suitability standards imposed by certain states may also make it more difficult for stockholders to sell their shares to someone in those states. Two CPA® programs, Corporate Property Associates 14 Incorporated, or CPA®:14, and CPA®:15, suspended their redemption programs in 2009 in part in order to preserve liquidity and capital. Each of CPA®:14 and CPA®:15 has since completed a liquidity event.

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

CWI 2016 10-K – 19

We disclose FFO and modified funds from operations, or MFFO, which are financial measures that are not derived in accordance with U.S. generally accepted accounting principles, or GAAP, in documents we file with the SEC; however, FFO and MFFO are not equivalent to our net income or loss as determined under GAAP, and stockholders should consider GAAP measures to be more relevant to our operating performance.

We use and disclose to investors FFO and MFFO, which are metrics not derived in accordance with GAAP, or non-GAAP financial measures. FFO and MFFO are not equivalent to our net income or loss as determined in accordance with GAAP and investors should consider GAAP measures to be more relevant to evaluating our operating performance. FFO and GAAP net income differ because FFO excludes gains or losses from sales of property and asset impairment write-downs, depreciation and amortization, and is after adjustments for such items related to noncontrolling interests. MFFO and GAAP net income differ because MFFO represents FFO with further adjustments to exclude acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, realized gains and losses from early extinguishment of debt, and the further adjustments of these items related to noncontrolling interests.

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

CWI 2016 10-K – 20

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

CWI 2016 10-K – 21

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

CWI 2016 10-K – 22

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

CWI 2016 10-K – 23

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

Even if we continue to qualify as a REIT, certain of our business activities will be subject to corporate level income tax and may be subject to foreign taxes, which will continue to reduce our cash flows, and we will have potential deferred and contingent tax liabilities.

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

CWI 2016 10-K – 24

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

Item 1B. Unresolved Staff Comments.

None.

CWI 2016 10-K – 25

Item 2. Properties.

Our principal corporate offices are located in the offices of our Advisor at 50 Rockefeller Plaza, New York, New York 10020.

Our Hotels

The following table sets forth certain information for each of our Consolidated Hotels and our Unconsolidated Hotels at December 31, 2016:

Hotel	State	Number of Rooms	% Owned	Acquisition Date	Hotel Type
Consolidated Hotels
Hampton Inn Boston Braintree	MA	103	100%	May 31, 2012	Select-service
Hilton Garden Inn New Orleans French Quarter/CBD	LA	155	88%	June 8, 2012	Select-service
Lake Arrowhead Resort and Spa	CA	173	97%	July 9, 2012	Resort
Courtyard San Diego Mission Valley	CA	317	100%	December 6, 2012	Select-service
Hampton Inn Atlanta Downtown	GA	119	100%	February 14, 2013	Select-service
Hampton Inn Frisco Legacy Park (a)	TX	105	100%	February 14, 2013	Select-service
Hampton Inn Memphis Beale Street	TN	144	100%	February 14, 2013	Select-service
Hampton Inn Birmingham Colonnade (a)	AL	133	100%	February 14, 2013	Select-service
Hilton Garden Inn Baton Rouge Airport (a)	LA	131	100%	February 14, 2013	Select-service
Courtyard Pittsburgh Shadyside	PA	132	100%	March 12, 2013	Select-service
Hutton Hotel Nashville	TN	247	100%	May 29, 2013	Full-service
Holiday Inn Manhattan 6th Avenue Chelsea	NY	226	100%	June 6, 2013	Full-service
Fairmont Sonoma Mission Inn & Spa (b)	CA	226	100%	July 10, 2013	Resort
Marriott Raleigh City Center (c)	NC	400	100%	August 13, 2013	Full-service
Hawks Cay Resort (d)	FL	422	100%	October 23, 2013	Resort
Renaissance Chicago Downtown (c)	IL	560	100%	December 20, 2013	Full-service
Hyatt Place Austin Downtown	TX	296	100%	April 1, 2014	Select-service
Courtyard Times Square West (c)	NY	224	100%	May 27, 2014	Select-service
Sheraton Austin Hotel at the Capitol	TX	367	80%	May 28, 2014	Full-service
Marriott Boca Raton at Boca Center	FL	259	100%	June 12, 2014	Full-service
Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center	CO	302	100%	June 25, 2014	Select-service
Sanderling Resort	NC	125	100%	October 28, 2014	Resort
Staybridge Suites Savannah Historic District	GA	104	100%	October 30, 2014	Select-service
Marriott Kansas City Country Club Plaza	MO	295	100%	November 18, 2014	Full-service
Westin Minneapolis	MN	214	100%	February 12, 2015	Full-service
Westin Pasadena	CA	350	100%	March 19, 2015	Full-service
Hilton Garden Inn/Homewood Suites Atlanta Midtown	GA	228	100%	April 29, 2015	Select-service
Ritz-Carlton Key Biscayne (e)	FL	458	47%	May 29, 2015	Resort
Ritz-Carlton Fort Lauderdale (f)	FL	198	70%	June 30, 2015	Resort
Le Méridien Dallas, The Stoneleigh	TX	176	100%	November 20, 2015	Full-service
Equinox, a Luxury Collection Golf Resort & Spa (g)	VT	195	100%	February 17, 2016	Resort
		7,384
Unconsolidated Hotels
Hyatt Centric New Orleans French Quarter	LA	254	80%	September 6, 2011	Full-service
Westin Atlanta Perimeter North	GA	372	57%	October 3, 2012	Full-service
Marriott Sawgrass Golf Resort & Spa (h)	FL	514	50%	April 1, 2015	Resort
Ritz-Carlton Philadelphia	PA	299	60%	May 15, 2015	Full-service
		1,439
___________

(a)	On February 1, 2017, we sold our ownership interest in the hotel to an unaffiliated third party.

CWI 2016 10-K – 26

(b)	On February 12, 2016, we acquired the remaining 25% interest in the Fairmont Sonoma Mission Inn & Spa venture from an unaffiliated third party, bringing our ownership interest in the hotel to 100%.

(c)	These hotels are subject to long-term ground leases (Note 10).

(d)	Includes 245 privately owned villas that participate in the villa rental program at this hotel (Note 6).

(e)
CWI 2 owns an interest of approximately 19% in this venture. Also, the number of rooms presented includes 156 condo-hotel units that participate in the condo rental program at this hotel at December 31, 2016.

(f)	Includes 32 condo-hotel units that participate in the condo rental program at this hotel at December 31, 2016.

(g)	On August 26, 2016, we acquired a single-family residence adjacent to the hotel, which we intend to renovate to create additional rooms and event space at the resort.

(h)
On October 3, 2014, we acquired the Marriott Sawgrass Golf Resort & Spa as a Consolidated Hotel. On April 1, 2015, we sold a 50% controlling interest to CWI 2 and began accounting for our interest in the hotel as an equity method investment.  Our initial investment represents our remaining 50% interest in the Marriott Sawgrass Golf Resort & Spa venture after selling our 50% controlling interest to CWI 2 on April 1, 2015 (Note 4).

Our Hotel Management and Franchise Agreements

Hotel Management Agreements

All of our hotels are managed by independent hotel operators pursuant to management or operating agreements, with some also subject to separate license agreements addressing matters pertaining to operation under the designated brand. As of December 31, 2016, we had management or operating agreements with 12 different management companies related to our Consolidated Hotels. Under these agreements, the managers generally have sole responsibility and exclusive authority for all activities necessary for the day-to-day operation of the hotels, including establishing room rates; securing and processing reservations; procuring inventories, supplies and services; providing periodic inspection and consultation visits to the hotels by the managers’ technical and operational experts; and promoting and publicizing the hotels. The managers provide all managerial and other employees for the hotels, review the operation and maintenance of the hotels; prepare reports, budgets and projections; and provide other administrative and accounting support services to the hotels. These support services include planning and policy services, divisional financial services, product planning and development, employee staffing and training, corporate executive management and certain in-house legal services. We have certain approval rights over budgets, capital expenditures, significant leases and contractual commitments, and various other matters.

The initial terms of our management and operating agreements, including those that have been assumed at the time of the hotel acquisition, typically range from three to 30 years, with one or more renewal terms at the option of the manager. The management agreements condition the manager’s right to exercise options for specified renewal terms upon the satisfaction of specified economic performance criteria, or allow us to terminate at will with 30 to 60 days’ notice. The manager typically receives compensation in the form of a base management fee, which is calculated as a percentage (generally ranging from 1.5% to 3.5%) of annual gross revenues, and an incentive management fee, which is typically calculated as a percentage of operating profit, either (i) in excess of projections with a cap, or (ii) after the owner has received a priority return on its investment in the hotel.

The management agreements relating to four of our Consolidated Hotels contain the right and license to operate the hotels under specified brands. No separate franchise agreements exist and no separate franchise fee is required for these hotels. These management agreements incur a base management fee equal to 3.0% of hotel revenues. Three of these hotels are managed by subsidiaries of Marriott, under the Ritz-Carlton and Renaissance brands, and one is managed by Fairmont, under the Fairmont brand.

Franchise Agreements

Twenty-four of our Consolidated Hotels operate under franchise or license agreements with national brands that are separate from our management agreements. As of December 31, 2016, we have 12 franchise agreements with Marriott owned brands, nine with Hilton owned brands, two with InterContinental Hotels owned brands and one with a Hyatt owned brand.

Our franchise agreements grant us the right to the use of the brand name, systems and marks with respect to specified hotels and establish various management, operational, record-keeping, accounting, reporting and marketing standards and procedures that the licensed hotel must comply with. In addition, the franchisor establishes requirements for the quality and condition of the hotel and its furniture, fixtures and equipment and we are obligated to expend such funds as may be required to maintain the hotel in compliance with those requirements. Typically, our franchise agreements provide for a license fee, or royalty, of 3.0%

CWI 2016 10-K – 27

to 7.0% of room revenues and, if applicable, 2.0% to 3.0% of food and beverage revenue. In addition, we generally pay 1.0% to 4.0% of room revenues as marketing and reservation system contributions for the system-wide benefit of brand hotels.

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

Item 3. Legal Proceedings.

At December 31, 2016, we were not involved in any material litigation.

Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

CWI 2016 10-K – 28

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unlisted Shares and Distributions

There is no active public trading market for our shares. At March 10, 2017, there were 33,062 holders of record of our shares of common stock.

We are required to distribute annually at least 90% of our distributable REIT net taxable income to maintain our status as a REIT. Quarterly distributions paid by us for the past two years are as follows (amount per share):

	Years Ended December 31,
	2016	2015
First quarter	$0.1425	$0.1375
Second quarter	0.1425	0.1375
Third quarter	0.1425	0.1425
Fourth quarter	0.1425	0.1425
	$0.5700	$0.5600

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended December 31, 2016:

2016 Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October	—	—	N/A	N/A
November	—	—	N/A	N/A
December	422,996	$10.13	N/A	N/A
Total	422,996
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

Securities Authorized for Issuance Under Equity Compensation Plans

This information will be contained in our definitive proxy statement for the 2017 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

CWI 2016 10-K – 29

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 (in thousands, except per share amounts and statistical data):

	Years Ended December 31,
	2016	2015	2014	2013	2012
Operating Data (a)
Total revenues	$651,095	$542,103	$348,079	$122,223	$13,036
Acquisition-related expenses	3,727	19,868	25,899	26,941	5,549
Net loss	(6,976)	(30,640)	(33,720)	(30,399)	(3,842)
(Income) loss attributable to noncontrolling interests	(1,777)	4,915	988	(1,507)	1,119
Net loss attributable to CWI stockholders	(8,753)	(25,725)	(32,732)	(31,906)	(2,723)

Basic and diluted loss per share:
Net loss attributable to CWI stockholders	(0.07)	(0.20)	(0.38)	(0.66)	(0.15)

Distributions declared per share (b)	0.5700	0.5600	0.5500	0.5875	0.5500
Balance Sheet Data
Total assets (c)	$2,476,944	$2,451,759	$1,994,570	$1,077,705	$228,627
Net investments in real estate (d)	2,225,070	2,173,203	1,522,474	868,200	186,521
Non-recourse debt, net, including debt attributable to Assets held for sale (c)	1,456,152	1,350,835	961,909	557,395	87,631
Senior Credit Facility	22,785	20,000	—	—	—
Due to related parties and affiliates	2,628	3,104	2,059	5,225	847
Other Information
Net cash provided by (used in) operating activities	$85,073	$61,269	$33,536	$(1,174)	$(2,558)
Cash distributions paid	76,233	69,481	40,973	14,193	3,110
Supplemental Financial Measures
FFO attributable to CWI stockholders	$73,107	$47,624	$10,498	$(13,410)	$(1,254)
MFFO attributable to CWI stockholders	83,400	67,082	39,335	14,170	(286)
Consolidated Hotel Operating Statistics (e)
Occupancy	75.7%	76.3%	75.6%	72.2%	66.1%
ADR	$216.25	$204.79	$193.91	$166.72	$144.95
RevPAR	163.67	156.24	146.53	120.44	95.78
___________

(a)	We acquired our first Consolidated Hotel in May 2012.

(b)	For the first, second and third quarters of 2013 and the second, third and fourth quarters of 2012, $0.025 of each distribution was payable in shares of our common stock.

(c)
On January 1, 2016, we adopted Accounting Standards Update, or ASU, 2015-03, which changes the presentation of debt issuance costs (previously recognized as an asset) and requires that they be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. As a result of adopting this guidance, we reclassified deferred financing costs totaling $8.6 million, $7.7 million, $5.7 million and $1.1 million from Other assets to Non-recourse debt, net as of December 31, 2015, 2014, 2013 and 2012, respectively.

(d)	Net investments in real estate consist of Net investments in hotels, Assets held for sale and Equity investments in real estate.

(e)	Represents statistical data for our Consolidated Hotels during our ownership period.

CWI 2016 10-K – 30

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

Business Overview

We are a publicly owned, non-listed REIT that invests in, and through our Advisor, manages and seeks to enhance the value of, interests in lodging and lodging-related properties. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions to our stockholders and other factors. We conduct substantially all of our investment activities and own all of our assets through the Operating Partnership. We are a general partner and a limited partner of, and own a 99.985% capital interest in, the Operating Partnership. Carey Watermark Holdings, which is owned indirectly by WPC and Watermark Capital Partners, holds a special general partner interest of 0.015% in the Operating Partnership.
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

Significant Developments

Management Changes

On December 12, 2016, we announced that Mr. Thomas E. Zacharias, the chief operating officer of WPC, had informed WPC’s board of directors of his decision to retire on March 31, 2017 and that, effective as of that same date, he would also resign from his position as our chief operating officer.

Acquisitions

On February 12, 2016, we acquired the remaining 25% interest in the Fairmont Sonoma Mission Inn & Spa Venture from an unaffiliated third party for $20.6 million, bringing our ownership interest to 100%. In connection with this transaction, we also paid a fee to our Advisor of $0.5 million (Note 11).

On February 17, 2016, we acquired a 100% interest in the Equinox, which includes real estate and other hotel assets, net of assumed liabilities, totaling $74.2 million. This acquisition was considered to be a business combination. Subsequently, on August 26, 2016, we acquired a single-family residence adjacent to the hotel for a purchase price of $0.8 million, which we intend to renovate to create additional available rooms and event space at the resort. This acquisition was considered to be an asset acquisition.

Financings

In connection with our acquisition of the Equinox (Note 4), we obtained $46.5 million in non-recourse mortgage financing, with a fixed interest rate of 4.5% and a maturity date of March 1, 2021 (Note 9).

During 2016, we also refinanced four non-recourse mortgage loans totaling $309.0 million with new non-recourse mortgage loans totaling $379.0 million, which have a weighted-average interest rate of 3.9% and term of 4.8 years and recognized an aggregate net loss on extinguishment of debt of $2.2 million (Note 9).

CWI 2016 10-K – 31

Senior Credit Facility

On March 31, 2016, we amended our Senior Credit Facility, which reduced the capacity under the facility from $50.0 million to $35.0 million and altered certain covenant calculations. As amended, our Senior Credit Facility continues to bear interest at the London Interbank Offered Rate, or LIBOR, plus 2.75%; however, if at any time our leverage ratio, as defined in the credit agreement, is greater than 65%, interest on loans under the Senior Credit Facility will increase to LIBOR plus 3.25%. As amended, our Senior Credit Facility also contained a provision that, once the outstanding balance is reduced below $25.0 million, the capacity under the facility would be permanently reduced to $25.0 million. At December 31, 2016, the outstanding balance under our Senior Credit Facility was $22.8 million (Note 15).

Our board of directors and the board of directors of WPC approved in February 2017 and March 2017, respectively, unsecured loans to us of up to $25.0 million, or the WPC Line of Credit, at an interest rate equal to the rate at which WPC is able to borrow funds under its senior unsecured credit facility. The purpose of the WPC Line of Credit is to repay and terminate our Senior Credit Facility. Any such loans under the WPC Line of Credit are to be made solely at the discretion of WPC’s management. As of the date of this Report, we intend to borrow $25.0 million and simultaneously repay and terminate the Senior Credit Facility in the first quarter of 2017.

Industry Update

Marriott International, Inc., or Marriott, acquired Starwood Hotels & Resorts Worldwide, Inc., or Starwood, in 2016. We will continue to assess the potential impact, if any, of the merger on our business as the integration of the Marriott and Starwood business models is completed.

Financial and Operating Highlights

(Dollars in thousands, except ADR and RevPAR)

	Years Ended December 31,
	2016	2015	2014
Hotel revenues	$651,095	$542,103	$348,079
Acquisition-related expenses	3,727	19,868	25,899
Net loss attributable to CWI stockholders	(8,753)	(25,725)	(32,732)

Cash distributions paid	76,233	69,481	40,973

Net cash provided by operating activities	85,073	61,269	33,536
Net cash used in investing activities	(126,531)	(652,544)	(716,561)
Net cash provided by financing activities	20,108	343,576	904,463

Supplemental financial measures: (a)
FFO attributable to CWI stockholders	73,107	47,624	10,498
MFFO attributable to CWI stockholders	83,400	67,082	39,335

Consolidated Hotel Operating Statistics
Occupancy	75.7%	76.3%	75.6%
ADR	$216.25	$204.79	$193.91
RevPAR	163.67	156.24	146.53
___________

CWI 2016 10-K – 32

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

The comparison of our results period over period is influenced by both the number and size of the hotels consolidated in each of the respective periods. At December 31, 2016, we owned 31 Consolidated Hotels, compared to 30 Consolidated Hotels at December 31, 2015 and 25 Consolidated Hotels at December 31, 2014.

Increases in revenue, net cash provided by operating activities, FFO and MFFO for the year ended December 31, 2016 as compared to 2015 were primarily driven by our 2015 Acquisitions and 2016 Acquisition.

The decrease in net loss attributable to CWI stockholders for the year ended December 31, 2016 as compared to 2015 was driven primarily by the significant increase in revenue as a result of our 2015 Acquisitions and 2016 Acquisition, as described below, and a significant decrease in acquisition-related expenses as a result of lower investment volume.

CWI 2016 10-K – 33

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

Hotels	State	Number of Rooms	% Owned	Our Initial Investment	Acquisition Date	Hotel Type	Renovation Status at December 31, 2016
Consolidated Hotels
2012 Acquisitions
Hampton Inn Boston Braintree	MA	103	100%	$12,500	5/31/2012	Select-service	Completed
Hilton Garden Inn New Orleans French Quarter/CBD	LA	155	88%	16,176	6/8/2012	Select-service	Completed
Lake Arrowhead Resort and Spa	CA	173	97%	24,039	7/9/2012	Resort	Completed
Courtyard San Diego Mission Valley	CA	317	100%	85,000	12/6/2012	Select-service	Completed
2013 Acquisitions
Hampton Inn Atlanta Downtown	GA	119	100%	18,000	2/14/2013	Select-service	Completed
Hampton Inn Frisco Legacy Park	TX	105	100%	16,100	2/14/2013	Select-service	Completed
Hampton Inn Memphis Beale Street (a)	TN	144	100%	30,000	2/14/2013	Select-service	Completed
Hampton Inn Birmingham Colonnade (a)	AL	133	100%	15,500	2/14/2013	Select-service	Completed
Hilton Garden Inn Baton Rouge Airport (a)	LA	131	100%	15,000	2/14/2013	Select-service	Completed
Courtyard Pittsburgh Shadyside	PA	132	100%	29,900	3/12/2013	Select-service	Completed
Hutton Hotel Nashville	TN	247	100%	73,600	5/29/2013	Full-service	In progress
Holiday Inn Manhattan 6th Avenue Chelsea	NY	226	100%	113,000	6/6/2013	Full-service	Completed
Fairmont Sonoma Mission Inn & Spa (b)	CA	226	100%	76,647	7/10/2013	Resort	Completed
Marriott Raleigh City Center	NC	400	100%	82,193	8/13/2013	Full-service	Completed/ Planned future
Hawks Cay Resort (c)	FL	422	100%	131,301	10/23/2013	Resort	Completed
Renaissance Chicago Downtown	IL	560	100%	134,939	12/20/2013	Full-service	Completed
2014 Acquisitions
Hyatt Place Austin Downtown	TX	296	100%	86,673	4/1/2014	Select-service	None planned
Courtyard Times Square West	NY	224	100%	87,443	5/27/2014	Select-service	None planned
Sheraton Austin Hotel at the Capitol	TX	367	80%	90,220	5/28/2014	Full-service	In progress
Marriott Boca Raton at Boca Center	FL	259	100%	61,794	6/12/2014	Full-service	Completed
Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center	CO	302	100%	81,262	6/25/2014	Select-service	None planned
Sanderling Resort	NC	125	100%	37,052	10/28/2014	Resort	Completed
Staybridge Suites Savannah Historic District	GA	104	100%	22,922	10/30/2014	Select-service	Planned future
Marriott Kansas City Country Club Plaza	MO	295	100%	56,644	11/18/2014	Full-service	Completed
2015 Acquisitions
Westin Minneapolis	MN	214	100%	66,176	2/12/2015	Full-service	Planned future
Westin Pasadena	CA	350	100%	141,738	3/19/2015	Full-service	Planned future
Hilton Garden Inn/Homewood Suites Atlanta Midtown	GA	228	100%	58,492	4/29/2015	Select-service	None planned
Ritz-Carlton Key Biscayne (d)	FL	458	47%	68,925	5/29/2015	Resort	In progress
Ritz-Carlton Fort Lauderdale (e)	FL	198	70%	89,642	6/30/2015	Resort	Completed/ Planned future
Le Méridien Dallas, The Stoneleigh	TX	176	100%	68,714	11/20/2015	Full-service	Completed/Planned future
2016 Acquisition
Equinox, a Luxury Collection Golf Resort & Spa (f)	VT	195	100%	74,224	2/17/2016	Resort	Planned future
		7,384		$1,965,816
Unconsolidated Hotels
Hyatt Centric New Orleans French Quarter	LA	254	80%	$13,000	9/6/2011	Full-service	Completed
Westin Atlanta Perimeter North	GA	372	57%	13,170	10/3/2012	Full-service	Completed
Marriott Sawgrass Golf Resort & Spa (g)	FL	514	50%	33,758	4/1/2015	Resort	In progress
Ritz-Carlton Philadelphia	PA	299	60%	38,327	5/15/2015	Full-service	Completed
		1,439		$98,255
___________

CWI 2016 10-K – 34

(a)	On February 1, 2017, we sold our ownership interest in the hotel to an unaffiliated third party.

(b)	On February 12, 2016 we acquired the remaining 25% interest in the Fairmont Sonoma Mission Inn & Spa venture from an unaffiliated third party, bringing our ownership interest in the hotel to 100%.

(c)	Includes 245 privately owned villas that participate in the villa/condo rental program at December 31, 2016.

(d)	CWI 2 owns an interest of approximately 19% in this venture. Also, the number of rooms presented includes 156 condo-hotel units that participate in the villa/condo rental program at December 31, 2016.

(e)	Includes 32 condo-hotel units that participate in the villa/condo rental program at December 31, 2016.

(f)	On August 26, 2016, we acquired a single-family residence adjacent to the hotel, which we intend to renovate to create additional rooms and event space at the resort.

(g)
On October 3, 2014, we acquired the Marriott Sawgrass Golf Resort & Spa as a Consolidated Hotel. On April 1, 2015, we sold a 50% controlling interest to CWI 2 and began accounting for our interest in the hotel as an equity method investment.  Our initial investment represents our remaining 50% interest in the Marriott Sawgrass Golf Resort & Spa venture after selling our 50% controlling interest to CWI 2 on April 1, 2015 (Note 4).

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

As illustrated by the acquisition dates listed in the table above in “Portfolio Overview,” our results are not comparable year over year because of our continued investment activity during 2016, 2015 and 2014. Additionally, the comparability of our results year over year are significantly impacted by acquisition-related costs and fees, which are material one-time costs that are expensed as incurred, as well as the timing of renovation activity.

CWI 2016 10-K – 35

The following table presents our comparative results of operations (in thousands):

	Years Ended December 31,
	2016	2015	Change	2015	2014	Change
Hotel Revenues	$651,095	$542,103	$108,992	$542,103	$348,079	$194,024

Hotel Expenses	557,386	467,666	89,720	467,666	295,790	171,876

Other Operating Expenses
Asset management fees to affiliate and other expenses	15,468	12,583	2,885	12,583	7,329	5,254
Corporate general and administrative expenses	11,562	11,906	(344)	11,906	11,845	61
Impairment charges	4,112	6,143	(2,031)	6,143	—	6,143
Acquisition-related expenses	3,727	19,868	(16,141)	19,868	25,899	(6,031)
	34,869	50,500	(15,631)	50,500	45,073	5,427

Operating Income	58,840	23,937	34,903	23,937	7,216	16,721

Other Income and (Expenses)
Interest expense	(65,164)	(54,514)	(10,650)	(54,514)	(36,405)	(18,109)
Equity in earnings (losses) of equity method investments in real estate	5,232	2,418	2,814	2,418	(731)	3,149
Net (loss) gain on extinguishment of debt (Note 9)	(2,268)	1,840	(4,108)	1,840	—	1,840
Other income	45	2,446	(2,401)	2,446	46	2,400
	(62,155)	(47,810)	(14,345)	(47,810)	(37,090)	(10,720)

Loss from Operations Before Income Taxes	(3,315)	(23,873)	20,558	(23,873)	(29,874)	6,001
Provision for income taxes	(3,661)	(6,767)	3,106	(6,767)	(3,846)	(2,921)
Net Loss	(6,976)	(30,640)	23,664	(30,640)	(33,720)	3,080
(Income) loss attributable to noncontrolling interests	(1,777)	4,915	(6,692)	4,915	988	3,927
Net Loss Attributable to CWI Stockholders	$(8,753)	$(25,725)	$16,972	$(25,725)	$(32,732)	$7,007
Supplemental financial measure:(a)
MFFO Attributable to CWI Stockholders	$83,400	$67,082	$16,318	$67,082	$39,335	$27,747
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

CWI 2016 10-K – 36

Our Same Store Hotels are comprised of our 2012 Acquisitions and 2013 Acquisitions and our Recently Acquired Hotels are comprised of our 2014 Acquisitions, 2015 Acquisitions and 2016 Acquisition, as listed previously. Our Properties Held for Sale or Sold include three properties held for sale as of December 31, 2016 and the Marriott Sawgrass Golf Resort & Spa, in which we sold a 50% controlling interest to CWI 2 on April 1, 2015 (Note 4).

The following table sets forth the average occupancy rate, ADR and RevPAR of our Consolidated Hotels for the years ended December 31, 2016, 2015 and 2014. In the year of acquisition, this information represents data from the hotels respective acquisition date through year end.

	Years Ended December 31,
Same Store Hotels (a)	2016	2015	2014
Occupancy Rate	74.8%	74.6%	75.0%
ADR	$217.94	$216.88	$207.29
RevPAR	163.08	161.81	155.53

	Years Ended December 31,
Recently Acquired Hotels (b)	2016	2015	2014
Occupancy Rate	76.5%	78.9%	80.5%
ADR	$224.97	$204.57	$186.55
RevPAR	172.17	161.31	150.25

	Years Ended December 31,
Properties Held for Sale or Sold	2016	2015	2014
Occupancy Rate	74.7%	72.0%	69.5%
ADR	$111.83	$124.76	$116.44
RevPAR	83.53	89.88	80.98
___________

(a)
During both the years ended December 31, 2016 and 2015, our results were negatively impacted by significant renovation-related disruption at the Renaissance Chicago Downtown, while during the year ended December 31, 2014, Hawks Cay Resort experienced significant renovation-related disruption.

(b)
During the year ended December 31, 2016, our results were negatively impacted by significant renovation-related disruptions at the Ritz-Carlton Key Biscayne, the Sheraton Austin Hotel at the Capitol, the Marriott Kansas City Country Club Plaza and the Le Méridien Dallas, The Stoneleigh; while during the comparable prior year period, we were impacted by significant renovations at the Ritz-Carlton Fort Lauderdale and the Marriott Boca Raton at Boca Center. There was no significant renovation-related disruption experienced during the year ended December 31, 2014. Our results are not comparable year over year for our Recently Acquired Hotels because of our continued investment activity during 2016, 2015 and 2014.

Hotel Revenues

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, hotel revenues increased by $109.0 million.

Revenue attributable to our Same Store Hotels increased by $12.8 million for the year ended December 31, 2016 as compared to 2015, primarily representing additional revenue contributed by the Renaissance Chicago Downtown as a result of the completion of renovations that were in progress during the prior year.

Revenue attributable to our Recently Acquired Hotels increased by $109.1 million for the year ended December 31, 2016 as compared to 2015, comprised of additional revenue of $92.7 million contributed by our 2015 Acquisitions during 2016 and revenue contributed by our 2016 Acquisition totaling $18.6 million, slightly offset by a decrease in revenue contributed by our 2014 Acquisitions of $2.2 million as compared to 2015. The increase in revenue contributed by our 2015 Acquisitions was primarily driven by additional revenue contributed by the Ritz-Carlton Key Biscayne and the Ritz-Carlton Fort Lauderdale during 2016.

For the year ended December 31, 2016, revenue attributable to our Properties Held for Sale or Sold was $12.0 million as compared to $24.9 million for the year ended December 31, 2015, representing a decrease of $12.9 million. This decrease in

CWI 2016 10-K – 37

revenue primarily results from the sale of our 50% controlling interest in the Marriott Sawgrass Golf Resort and Spa to CWI 2 on April 1, 2015, which contributed $13.3 million of revenue for the year ended December 31, 2015 prior to the date of the sale of the interest.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, hotel revenues increased by $194.0 million.

Revenue attributable to our Same Store Hotels increased by $10.1 million for the year ended December 31, 2015 as compared to 2014, largely resulting from additional revenue contributed by the Hawks Cay Resort and the Marriott Raleigh City Center as a result of planned renovation projects in progress during the prior year that have since been completed, as well as revenue contributed by Fairmont Sonoma Resort & Spa resulting from an increase in group business occupancy and food and beverage revenue. This increase in revenue was partially offset by a decrease in revenue related to the Renaissance Chicago Downtown as a result of planned renovations taking place during the year ended December 31, 2015.

Revenue attributable to our Recently Acquired Hotels increased by $180.3 million for the year ended December 31, 2015 as compared to 2014. Our 2014 Acquisitions contributed additional revenue of $73.2 million during the year ended December 31, 2015 as compared to 2014, primarily representing the impact of a full period of revenue during 2015 as compared to a partial period in 2014. Our 2015 Acquisitions contributed revenue of $107.1 million during the year ended December 31, 2015.

Revenue attributable to our Properties Held for Sale or Sold increased by $3.6 million for the year ended December 31, 2015 as compared to 2014, primarily resulting from the Marriott Sawgrass Golf Resort and Spa. We acquired this hotel on October 3, 2014 and subsequently sold our 50% controlling interest in this hotel to CWI 2 on April 1, 2015.

Hotel Expenses

2016 vs. 2015 —For the year ended December 31, 2016 as compared to 2015, aggregate hotel operating expenses increased by $89.7 million.

Aggregate hotel operating expenses attributable to our Same Store Hotels increased by $7.0 million for the year ended December 31, 2016 as compared to 2015, largely resulting from additional expenses incurred by the Renaissance Chicago Downtown, directionally consistent with the change in revenue discussed above.

Aggregate hotel operating expenses attributable to our Recently Acquired Hotels increased by $93.9 million for the year ended December 31, 2016 as compared to 2015, primarily representing the impact of a full period of expenses during 2016 as compared to a partial period in 2015 for our 2015 Acquisitions, which contributed additional expense of $77.8 million, and $15.6 million of expenses incurred by our 2016 Acquisition. The increase in expenses contributed by our 2015 Acquisitions was primarily driven by additional expenses from the Ritz-Carlton Key Biscayne and the Ritz-Carlton Fort Lauderdale during 2016.

Aggregate hotel operating expenses attributable to our Properties Held for Sale or Sold decreased by $11.2 million for the year ended December 31, 2016 as compared to 2015, primarily as a result of the sale of our 50% controlling interest in the Marriott Sawgrass Golf Resort and Spa to CWI 2 on April 1, 2015. Total expenses contributed by the hotel prior to its date of sale were $10.7 million for the year ended December 31, 2015.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, hotel expenses increased by $171.9 million.

Aggregate hotel operating expenses attributable to our Same Store Hotels increased by $14.7 million for the year ended December 31, 2015 as compared to 2014, primarily resulting from additional expenses incurred by the Hawks Cay Resort, the Marriott Raleigh City Center and the Fairmont Sonoma Resort & Spa, directionally consistent with the change in revenue discussed above.

Aggregate hotel operating expenses attributable to Recently Acquired Hotels increased by $155.9 million for the year ended December 31, 2015 as compared to 2014. Our 2014 Acquisitions incurred additional expenses totaling $58.3 million during the year ended December 31, 2015 as compared to 2014, resulting primarily from the hotels incurring a full year of expenses in 2015 as compared to a partial year of expenses in 2014. Our 2015 Acquisitions incurred expenses of $97.6 million during the year ended December 31, 2015.

Aggregate hotel operating expenses attributable to our Properties Held for Sale or Sold increased by $1.3 million for the year ended December 31, 2015 as compared to 2014, primarily resulting from the Marriott Sawgrass Golf Resort and Spa. We

CWI 2016 10-K – 38

acquired this hotel on October 3, 2014 and subsequently sold our 50% controlling interest in this hotel to CWI 2 on April 1, 2015.

Asset Management Fees to Affiliate and Other Expenses

Asset management fees to affiliate and other expenses primarily represent fees paid to our Advisor. We pay our Advisor an annual asset management fee equal to 0.50% of the aggregate Average Market Value of our Investments, as defined in our advisory agreement with our Advisor (Note 3). Our Advisor elected to receive its asset management fees in cash for the years ended December 31, 2016 and 2015 and in shares of our common stock for the year ended December 31, 2014.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, asset management fees to affiliate and other expenses increased by $2.9 million, reflecting the impact of our 2015 Acquisitions and 2016 Acquisition, which increased the asset base from which our Advisor earns a fee.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, asset management fees to affiliate and other expenses increased by $5.3 million, reflecting the impact of our 2014 Acquisitions and 2015 Acquisitions, which increased the asset base from which our Advisor earns a fee.

Impairment Charges

Where the undiscounted cash flows for an asset are less than the asset’s carrying value when considering and evaluating the various alternative courses of action that may occur, we recognize an impairment charge to reduce the carrying value of the asset to its estimated fair value. Further, when we classify an asset as held for sale, we carry the asset at the lower of its current carrying value or its fair value, less estimated cost to sell. Our impairment charges are more fully described in Note 7.

2016 — During the year ended December 31, 2016, we recognized impairment charges totaling $4.1 million to reduce the carrying value of three assets to their estimated fair values, less estimated costs to sell. Subsequent to December 31, 2016, we sold these properties (Note 15).

2015 — During the year ended December 31, 2015, we recognized an impairment charge of $6.1 million to reduce the carrying value of an asset to its estimated fair value. Subsequent to December 31, 2016, we sold this property (Note 15).

Acquisition-Related Expenses

We expense acquisition-related costs and fees associated with acquisitions of our Consolidated Hotels that are accounted for as business combinations as incurred.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, acquisition-related expenses decreased by $16.1 million, reflecting a significant reduction in investment volume. We acquired one Consolidated Hotel during the year ended December 31, 2016 as compared to six Consolidated Hotels during the year ended December 31, 2015.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, acquisition-related expenses decreased by $6.0 million, reflecting a reduction in investment volume. We acquired six Consolidated Hotels during the year ended December 31, 2015 as compared to eight Consolidated Hotels during the year ended December 31, 2014.

Operating Income

2016 vs. 2015 — For the year ended December 31, 2016, operating income was $58.8 million, as compared to $23.9 million for the year ended December 31, 2015, representing (i) an increase in revenue as a result of the full-year impact of our 2015 Acquisitions, as well as revenue from our 2016 Acquisition; (ii) an increase in contributions from hotels that were either not undergoing significant renovations during the period or hotels that completed renovations during the period; and (iii) a significant decrease in acquisition-related expenses year over year.

2015 vs. 2014 — For the year ended December 31, 2015, operating income was $23.9 million, as compared to operating income of $7.2 million for the year ended December 31, 2014, representing (i) an increase in revenue primarily from our 2015 Acquisitions; (ii) the full-year impact of our 2014 Acquisitions; (iii) an increase in contributions from hotels that were either not undergoing significant renovations during the period or hotels that completed renovations during the period; and (iv) a decrease

CWI 2016 10-K – 39

in acquisition-related expenses year over year. The improvements in operating results were partially offset by increases in asset management fees paid during the year ended December 31, 2015 as compared to the prior year.

Interest Expense

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, interest expense increased by $10.7 million, primarily as a result of mortgage financing obtained in connection with our 2015 Acquisitions and 2016 Acquisition, as well as refinancings that resulted in an increase to the carrying amount of our non-recourse debt.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, interest expense increased by $18.1 million, primarily as a result of mortgage financing obtained in connection with our 2014 Acquisitions and 2015 Acquisitions.

Equity in Earnings (Losses) of Equity Method Investments in Real Estate

Equity in earnings (losses) of equity method investments in real estate represents earnings (losses) from our equity investments in Unconsolidated Hotels recognized in accordance with each investment agreement and based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period (Note 5). We are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds the estimated fair value and is determined to be other than temporary. No other-than-temporary impairment charges were recognized during the years ended December 31, 2016, 2015 or 2014.

The following table sets forth our share of equity in earnings (losses) from our Unconsolidated Hotels, which are based on the hypothetical liquidation at book value model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Years Ended December 31,
	2016	2015	2014
Ritz-Carlton Philadelphia Venture (a)	$3,042	$1,960	$—
Westin Atlanta Venture (b)	860	(372)	(1,177)
Hyatt Centric French Quarter Venture	701	660	446
Marriott Sawgrass Golf Resort & Spa Venture (c)	629	170	—
Total equity in earnings (losses) of equity method investments in real estate	$5,232	$2,418	$(731)
___________

(a)
We purchased our 60% interest in this venture on May 15, 2015. The results for the year ended December 31, 2015 represent data from its acquisition date through December 31, 2015 and is therefore not comparable to the year ended December 31, 2016.

(b)
The increase in our share of equity in earnings during the year ended December 31, 2016 as compared to the year ended December 31, 2015 reflects the impact of the refinancing of the outstanding mortgage loan of the venture during the fourth quarter of 2015, which substantially reduced the interest rate of the loan. The decrease in our share of equity in losses from the venture during the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily a result of the completion of renovations at the hotel in August 2014, which negatively impacted 2014.

(c)
On October 3, 2014, we acquired the Marriott Sawgrass Golf Resort & Spa. On April 1, 2015, we sold a 50% controlling interest to CWI 2 and began accounting for our remaining interest as an equity method investment. The results for the year ended December 31, 2015 represent financial results from April 1, 2015 through December 31, 2015 and is therefore not comparable to the year ended December 31, 2016.

Net (Loss) Gain on Extinguishment of Debt

2016 — During the year ended December 31, 2016, we recognized a net loss on extinguishment of debt of $2.3 million, primarily related to the refinancing of one non-recourse mortgage loan during the third quarter of 2016 and the refinancing of two non-recourse mortgage loans during the second quarter of 2016.

2015 — During the year ended December 31, 2015, we recognized a net gain on extinguishment of debt of $1.8 million, primarily related to a refinancing of a non-recourse mortgage loan during the second quarter of 2015.

CWI 2016 10-K – 40

Other Income

2015 — During the year ended December 31, 2015, we recognized other income of $2.4 million from the sale of 50% of our interest in the Marriott Sawgrass Golf Resort & Spa to CWI 2 for a contractual sales price of $37.2 million, resulting primarily from the reimbursement we received from CWI 2 of 50% of the acquisition costs we incurred on our acquisition of the hotel in October 2014, which had been expensed in prior periods (Note 4).

(Income) Loss Attributable to Noncontrolling Interests

The following table sets forth our (income) loss attributable to noncontrolling interests (in thousands):

	Years Ended December 31,
Venture	2016	2015	2014
Ritz-Carlton Key Biscayne Venture (a)	$8,190	$9,896	$—
Ritz-Carlton Fort Lauderdale Venture (a)	184	2,086	—
Sheraton Austin Hotel at the Capitol Venture (b)	(792)	(944)	(370)
Fairmont Sonoma Mission Inn & Spa Venture (c)	296	1,119	5,574
Hilton Garden Inn New Orleans French Quarter/ CBD Venture	(210)	(120)	(120)
Operating Partnership - Available Cash Distribution (Note 3)	(9,445)	(7,122)	(4,096)
	$(1,777)	$4,915	$988
___________

(a)
We acquired our 47% interest in the Ritz-Carlton Key Biscayne Venture and our 70% interest in the Ritz-Carlton Fort Lauderdale Venture on May 29, 2015 and June 30, 2015, respectively.  The results for the year ended December 31, 2015 represent data from its acquisition date through December 31, 2015 and is therefore not comparable to the year ended December 31, 2016.

(b)
We acquired our 80% interest in the Sheraton Austin Hotel at the Capitol Venture on May 28, 2014. The results for the year ended December 31, 2014 represent data from its acquisition date through December 31, 2014 and is therefore not comparable to the year ended December 31, 2015.

(c)
On February 12, 2016, we acquired the remaining 25% interest in the Fairmont Sonoma Mission Inn & Spa Venture from an unaffiliated third party, bringing our ownership interest to 100%. The change during the year ended December 31, 2015 as compared to 2014 was primarily a result of a decrease in losses incurred by the venture and a decrease in distributions received from the venture as compared to the prior year.

Modified Funds from Operations

MFFO is a non-GAAP measure we use to evaluate our business. For a definition of MFFO and a reconciliation to net income attributable to CWI stockholders, see Supplemental Financial Measures below.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, MFFO increased by $16.3 million, principally reflecting operating results from our 2015 Acquisitions and our 2016 Acquisition, as well as the impact of the completion of various renovations between periods.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, MFFO increased by $27.7 million, principally reflecting operating results from our 2014 Acquisitions and 2015 Acquisitions, as well as the impact of the completion of various renovations between periods.

CWI 2016 10-K – 41

Liquidity and Capital Resources

Our principal demands for funds will be for the payment of operating expenses, interest and principal on current and future indebtedness, and distributions to stockholders. We expect to meet our long-term liquidity requirements, including funding any additional hotel property acquisitions, through cash flows from our hotel portfolio and long-term borrowings. We may also use proceeds from financings and asset sales for the acquisition of hotels.

Liquidity is affected adversely by unanticipated costs and greater-than-anticipated operating expenses. To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations. In addition, we may incur indebtedness in connection with the acquisition of any property, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financings or refinancings in additional properties.

Sources and Uses of Cash During the Year

We have fully invested the proceeds from both our initial public offering and follow-on offering. We use the cash flow generated from hotel operations to meet our normal recurring operating expenses, service debt and fund distributions to our shareholders. Our cash flows fluctuate from period to period due to a number of factors, including the financial and operating performance of our hotels, the timing of purchases or dispositions of hotels, the timing and characterization of distributions from equity method investments in hotels and seasonality in the demand for our hotels. Also, hotels we invest in may undergo renovations, during which they may experience disruptions, possibly resulting in reduced revenue and operating income. Despite these fluctuations, we believe that we will continue to generate sufficient cash from operations and from our equity method investments to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of mortgage loans and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

2016

Operating Activities

For the year ended December 31, 2016 as compared to 2015, net cash provided by operating activities increased by $23.8 million, primarily resulting from net cash flow from hotel operations generated by our 2015 Acquisitions and 2016 Acquisition, which more than offset operating costs, as well as a significant decrease in acquisition-related expenses resulting from a decrease in investment volume during the year ended December 31, 2016 as compared to 2015.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2016 was $126.5 million, primarily the result of cash outflows for our 2016 Acquisition totaling $75.3 million (Note 4). We funded $65.6 million of capital expenditures for our Consolidated Hotels and placed funds into and released funds from lender-held escrow accounts totaling $141.9 million and $147.0 million, respectively, primarily for renovations and improvements, property taxes and insurance. We also released deposits for hotel investments totaling $5.7 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2016 was $20.1 million, primarily as a result of mortgage financing obtained in connection with our 2016 Acquisition and proceeds received from refinancings of mortgages aggregating $403.5 million (Note 9), proceeds from the issuance of shares, net of offering costs totaling $46.3 million from distributions that were reinvested in shares of our common stock by stockholders through our DRIP and proceeds from our Senior Credit Facility of $30.0 million. These inflows were partially offset by scheduled payments and prepayments of mortgage financing totaling $293.9 million, cash distributions paid to stockholders aggregating $76.2 million, our acquisition of the remaining 25% interest in the Fairmont Sonoma Mission Inn & Spa Venture for $21.1 million (Note 11), repayments on our Senior Credit Facility totaling $27.2 million, redemptions of our common stock pursuant to our redemption plan totaling $17.5 million and distributions to noncontrolling interests totaling $17.0 million.

CWI 2016 10-K – 42

2015

Operating Activities

For the year ended December 31, 2015 as compared to 2014, net cash provided by operating activities increased by $27.8 million, primarily resulting from net cash flow from hotel operations generated by our 2014 Acquisitions and 2015 Acquisitions, which more than offset acquisition-related expenses and other operating costs.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2015 was $652.5 million, primarily the result of cash outflows for our 2015 Acquisition totaling $580.0 million (Note 4). We used $38.3 million to purchase our equity interest in the Ritz-Carlton Philadelphia venture, funded $63.6 million of capital expenditures for our Consolidated Hotels and placed funds into and released funds from lender-held escrow accounts totaling $106.9 million and $101.5 million, respectively, primarily for renovations and improvements, property taxes and insurance. We also placed and released deposits for hotel investments totaling $7.8 million and $8.6 million, respectively. These net cash outflows were partially offset by proceeds received from the sale of the 50% controlling interest in the Marriott Sawgrass Golf Resort & Spa to CWI 2 of $29.0 million.

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

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. For the year ended December 31, 2016, we paid distributions to stockholders, excluding distributions paid in shares of our common stock, totaling $76.2 million, which were comprised of cash distributions of $29.9 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $46.3 million. From inception through December 31, 2016, we declared distributions, excluding distributions paid in shares of our common stock, to stockholders totaling $223.9 million, which were comprised of cash distributions of $87.9 million and $136.0 million of distributions that were reinvested by stockholders in shares of our common stock pursuant to our DRIP.

We believe that FFO, a non-GAAP measure, is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or our Cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our public offerings, as well as other sources, and there can be no assurance that our FFO or our Cash flow from operations will be sufficient to cover future distributions. FFO and Cash flow from operations are first applied to current period distributions, then to any deficit from prior period cumulative negative FFO and prior period cumulative negative cash flow, respectively, and finally to future period distributions. Our distribution coverage using FFO was approximately 77% and 54% of total distributions declared for the year ended December 31, 2016 and on a cumulative basis through that date, respectively. Our distribution coverage using Cash flow from operations was approximately 93% and 74% of total distributions declared for the year ended December 31, 2016 and on a cumulative basis through that date, respectively. The balance was funded primarily from proceeds of our public offerings and, to a lesser extent, other sources. As we have fully invested the proceeds of our offerings, we expect that in the future, if distributions cannot be fully sourced from FFO or Cash flow from operations, they may be sourced from the proceeds of financings or the sales of assets.

CWI 2016 10-K – 43

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. We limit the redemptions so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, do not exceed 5% of our total shares outstanding as of the last day of the immediately preceding quarter. In addition, our ability to effect redemptions will be subject to our having available cash to do so. During the year ended December 31, 2016, we redeemed 1,726,170 shares of our common stock pursuant to our redemption plan, at an average price per share of $10.13. We fulfilled 408 redemption requests during the year ended December 31, 2016, comprised of 406 redemption requests received during the year ended December 31, 2016 and two redemption requests received during the three months ended December 31, 2015. We have fulfilled 100% of the valid redemption requests that we received in during the year ended December 31, 2016. We funded all share redemptions during the year ended December 31, 2016 from sales of our common stock pursuant to our DRIP.

Summary of Financing

The table below summarizes our non-recourse debt and Senior Credit Facility (dollars in thousands):

	December 31,
	2016	2015
Carrying Value
Fixed rate (a)	$1,084,987	$957,189
Variable rate (a):
Senior Credit Facility	22,785	20,000
Non-recourse debt:
Amount subject to interest rate cap, if applicable	304,020	202,056
Amount subject to interest rate swap	67,145	191,590
	393,950	393,646
	$1,478,937	$1,370,835
Percent of Total Debt
Fixed rate	73%	70%
Variable rate	27%	30%
	100%	100%
Weighted-Average Interest Rate at End of Year
Fixed rate	4.3%	4.6%
Variable rate (b)	4.0%	4.2%
___________

(a)
In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets, net to Non-recourse debt, net as of December 31, 2015 (Note 2). Aggregate debt balance includes deferred financing costs totaling $8.4 million and $8.6 million as of December 31, 2016 and December 31, 2015, respectively.

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and would be triggered under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a provision were triggered, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then retain all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. At December 31, 2016, the minimum debt service coverage ratio for the Holiday Inn Manhattan 6th Avenue Chelsea was not met, therefore, a cash management agreement was enacted that permits the lender to sweep the hotel’s excess cash flow.

CWI 2016 10-K – 44

Cash Resources

At December 31, 2016, our cash resources consisted of cash totaling $61.8 million, of which $23.6 million was designated as hotel operating cash. We also had a Senior Credit Facility, of which $2.2 million was available to be drawn at December 31, 2016 (Note 15). Our cash resources may be used to fund future investments and can be used for working capital needs, debt service and other commitments, such as the renovation commitments noted below.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include paying distributions to our stockholders, fulfilling our renovation commitments (Note 10), funding lease commitments, making scheduled mortgage loan principal payments, including scheduled balloon payments totaling $91.0 million on three consolidated mortgage loan obligations, our share of a balloon payment scheduled for an Unconsolidated Hotel totaling $32.8 million, paydowns of our Senior Credit Facility and paydowns of the WPC Line of Credit, as well as other normal recurring operating expenses. Of the three scheduled balloon payments, we refinanced one loan totaling $19.0 million subsequent to December 31, 2016, and we currently intend to refinance the remaining two loans, although there can be no assurance that we will be able to do so on favorable terms, if at all.

We expect to use cash generated from operations, the WPC Line of Credit, mortgage financing and cash received from dispositions of properties, to fund these cash requirements, in addition to amounts held in escrow to fund our renovation commitments.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 2% and 5% of the respective hotel’s total gross revenue. At December 31, 2016 and 2015, $29.3 million and $37.1 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations (primarily our capital commitments and lease obligations) at December 31, 2016 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — Principal (a)	$1,464,550	$104,020	$368,797	$651,764	$339,969
Senior Credit Facility — Principal (b)	22,785	22,785	—	—	—
Interest on borrowings (c)	238,888	62,033	98,554	62,287	16,014
Operating and other lease commitments (d)	669,057	3,497	7,214	7,228	651,118
Contractual capital commitments (e)	41,146	23,421	17,725	—	—
Asset retirement obligation, net (f)	1,404	—	—	—	1,404
	$2,437,830	$215,756	$492,290	$721,279	$1,008,505
___________

(a)	Excludes deferred financing costs totaling $8.4 million.

(b)	We intend to repay the Senior Credit Facility in full in the first quarter of 2017 (Note 15).

(c)	For variable-rate debt, interest on borrowings is calculated using the swapped or capped interest rate, when in effect.

(d)
Operating and other lease commitments consist of rent obligations under ground leases and our share of future rents payable pursuant to the advisory agreement for the purpose of leasing office space used for the administration of real estate entities. At December 31, 2016, this balance primarily related to our commitments on ground leases for two hotels, which expire in 2087 and 2099 and have rent obligations consistently increasing throughout their respective terms; therefore, the most significant commitments occur near the conclusion of the leases.

(e)	Capital commitments represent our remaining contractual renovation commitments at our Consolidated Hotels.

CWI 2016 10-K – 45

(f)	Represents the estimated future obligation for the removal of asbestos and environmental waste in connection with three of our hotels upon the retirement or sale of the asset.

Equity Method Investments

We owned equity interests in four Unconsolidated Hotels, three with unrelated third parties and one with CWI 2. Our ownership interest and summarized financial information for these investments at December 31, 2016 is presented below. Any cash requirements with respect to our share of these debt obligations are discussed above under Cash Requirements. Summarized financial information provided represents the total amounts attributable to the investments and does not represent our proportionate share (dollars in thousands):

	Ownership Interest at		Total Third-	Third-Party Debt
Lessee	December 31, 2016	Total Assets	Party Debt	Maturity Date
Ritz-Carlton Philadelphia Venture	60%	$107,830	$58,575	12/2017
Hyatt Centric French Quarter Venture	80%	47,983	31,858	8/2018
Westin Atlanta Venture	57%	67,508	35,699	10/2018
Marriott Sawgrass Golf Resort & Spa Venture	50%	156,160	78,000	11/2019
		$379,481	$204,132

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

Critical Accounting Estimates

Our significant accounting policies are described in Note 2. Many of these accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. Those accounting policies that require significant estimation and/or judgment are described under Critical Accounting Policies and Estimates in Note 2. The recent accounting change that may potentially impact our business is described under Recent Accounting Requirements in Note 2.

CWI 2016 10-K – 46

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

CWI 2016 10-K – 47

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

CWI 2016 10-K – 48

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

FFO and MFFO were as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Net loss attributable to CWI stockholders	$(8,753)	$(25,725)	$(32,732)
Adjustments:
Depreciation and amortization of real property	80,950	69,625	46,581
Impairment charges	4,112	6,143	—
Proportionate share of adjustments for partially owned entities — FFO adjustments	(3,202)	(2,419)	(3,351)
Total adjustments	81,860	73,349	43,230
FFO attributable to CWI stockholders — as defined by NAREIT	73,107	47,624	10,498
Acquisition expenses (a)	3,727	19,868	25,899
Straight-line and other rent adjustments	5,491	5,555	4,195
Net loss (gain) on extinguishment of debt	2,268	(1,840)	—
Amortization of premium/discount on debt	(1,877)	(2,086)	87
Proportionate share of adjustments for partially owned entities — MFFO adjustments	684	324	(1,344)
Reimbursement of acquisition expenses	—	(2,363)	—
Total adjustments	10,293	19,458	28,837
MFFO attributable to CWI stockholders	$83,400	$67,082	$39,335
___________

CWI 2016 10-K – 49

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We currently have limited exposure to financial market risks, including changes in interest rates. We currently have no foreign operations and are not exposed to foreign currency fluctuations. At December 31, 2016, we were exposed to concentrations within the brands under which we operate our hotels and within the geographic areas in which we have invested. For the year ended December 31, 2016, we generated more than 10% of our revenue from the Ritz-Carlton Key Biscayne (12.4%); we generated more than 10% of our revenue from hotels in each of the following states: Florida (30.5%) and California (16.3%); and we generated more than 10% of our revenue from hotels included in the following brands: Marriott (45.3%, including Courtyard by Marriott, Marriott, Marriott Autograph Collection, Renaissance and Ritz-Carlton), Starwood (16.4%, including Le Méridien, The Luxury Collection, Sheraton and Westin), Independent (14.8%, including Hawks Cay Resort, Hutton Hotel Nashville and Sanderling Resort) and Hilton (10.7%, including Hampton Inn, Hilton Garden Inn and Homewood Suites). On a combined basis, 61.7% of our revenue is generated from the Marriott and Starwood brands.

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

At December 31, 2016, we estimated that the total fair value of our interest rate caps and swaps, which are included in Other assets and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net asset position of $0.1 million (Note 8).

CWI 2016 10-K – 50

At December 31, 2016, all of our long-term debt bore interest at fixed rates, was swapped to a fixed rate or was subject to an interest rate cap, except for our Senior Credit Facility. The annual interest rates on our fixed-rate debt at December 31, 2016 ranged from 3.6% to 6.5%. The contractual annual interest rates on our variable-rate debt at December 31, 2016 ranged from 2.9% to 7.8%. Our debt obligations are more fully described under Liquidity and Capital Resources in Item 7 above. The following table presents principal cash outflows for our Senior Credit Facility and our Consolidated Hotels based upon expected maturity dates of our debt obligations outstanding at December 31, 2016, and excludes deferred financing costs (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Fixed-rate debt	$8,883	$120,103	$106,162	$57,642	$457,212	$339,969	$1,089,971	$1,089,188
Variable-rate debt (a)	$117,922	$100,058	$42,473	$136,911	$—	$—	$397,364	$397,671
___________

(a)	Includes $22.8 million outstanding under our Senior Credit Facility, which is scheduled to mature on
December 4, 2017, unless extended pursuant to its terms (Note 15).

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to an interest rate cap, is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at December 31, 2016 by an aggregate increase of $49.8 million or an aggregate decrease of $49.6 million, respectively. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at December 31, 2016 would increase or decrease by $0.2 million for each respective 1% change in annual interest rates.

CWI 2016 10-K – 51

Item 8. Financial Statements and Supplementary Data.

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

CWI 2016 10-K – 52

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Carey Watermark Investors Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Carey Watermark Investors Incorporated and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 16, 2017

CWI 2016 10-K – 53

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets
Investments in real estate:
Hotels, at cost	$2,290,542	$2,208,941
Accumulated depreciation	(176,423)	(115,639)
Net investments in hotels	2,114,119	2,093,302
Assets held for sale (Note 4)	35,023	—
Equity investments in real estate	75,928	79,901
Cash	61,762	83,112
Intangible assets, net	80,117	81,877
Accounts receivable	23,879	19,790
Restricted cash	56,496	63,727
Other assets	29,620	30,050
Total assets	$2,476,944	$2,451,759
Liabilities and Equity
Liabilities:
Non-recourse debt, net, including debt attributable to Assets held for sale (Note 4)	$1,456,152	$1,350,835
Senior Credit Facility	22,785	20,000
Accounts payable, accrued expenses and other liabilities	112,033	103,464
Due to related parties and affiliates	2,628	3,104
Other liabilities held for sale (Note 4)	797	—
Distributions payable	19,292	18,909
Total liabilities	1,613,687	1,496,312
Commitments and contingencies (Note 10)
Equity:
CWI stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized; 135,379,038 and 132,686,254 shares, respectively, issued and outstanding	135	134
Additional paid-in capital	1,125,835	1,112,640
Distributions and accumulated losses	(326,748)	(241,379)
Accumulated other comprehensive loss	(1,128)	(885)
Total CWI stockholders’ equity	798,094	870,510
Noncontrolling interests	65,163	84,937
Total equity	863,257	955,447
Total liabilities and equity	$2,476,944	$2,451,759

See Notes to Consolidated Financial Statements.

CWI 2016 10-K – 54

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2016	2015	2014
Revenues
Hotel Revenues
Rooms	$437,051	$379,150	$248,987
Food and beverage	159,765	118,817	68,095
Other operating revenue	54,279	44,136	30,997
Total Hotel Revenues	651,095	542,103	348,079
Operating Expenses
Hotel Expenses
Rooms	94,472	82,822	64,483
Food and beverage	112,928	86,694	50,666
Other hotel operating expenses	29,328	24,818	17,167
Sales and marketing	62,578	54,012	32,431
General and administrative	55,038	47,298	27,951
Property taxes, insurance, rent and other	66,788	54,600	24,920
Repairs and maintenance	20,921	19,335	13,121
Utilities	16,445	14,875	10,524
Management fees	18,190	13,682	8,169
Depreciation and amortization	80,698	69,530	46,358
Total Hotel Expenses	557,386	467,666	295,790

Other Operating Expenses
Asset management fees to affiliate and other expenses	15,468	12,583	7,329
Corporate general and administrative expenses	11,562	11,906	11,845
Impairment charges	4,112	6,143	—
Acquisition-related expenses	3,727	19,868	25,899
Total Other Operating Expenses	34,869	50,500	45,073
Operating Income	58,840	23,937	7,216
Other Income and (Expenses)
Interest expense	(65,164)	(54,514)	(36,405)
Equity in earnings (losses) of equity method investments in real estate	5,232	2,418	(731)
Net (loss) gain on extinguishment of debt (Note 9)	(2,268)	1,840	—
Other income	45	2,446	46
Total Other Income and (Expenses)	(62,155)	(47,810)	(37,090)
Loss from Operations Before Income Taxes	(3,315)	(23,873)	(29,874)
Provision for income taxes	(3,661)	(6,767)	(3,846)
Net Loss	(6,976)	(30,640)	(33,720)
(Income) loss attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $9,445, $7,122 and $4,096, respectively)	(1,777)	4,915	988
Net Loss Attributable to CWI Stockholders	$(8,753)	$(25,725)	$(32,732)
Basic and Diluted Loss Per Share	$(0.07)	$(0.20)	$(0.38)
Basic and Diluted Weighted-Average Shares Outstanding	134,646,021	131,296,033	85,124,745

See Notes to Consolidated Financial Statements.

CWI 2016 10-K – 55

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Net Loss	$(6,976)	$(30,640)	$(33,720)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on derivative instruments	308	(445)	(773)
Comprehensive Loss	(6,668)	(31,085)	(34,493)

Amounts Attributable to Noncontrolling Interests
Net (income) loss	(1,777)	4,915	988
Unrealized loss on derivative instruments	372	77	392
Comprehensive (income) loss attributable to noncontrolling interests	(1,405)	4,992	1,380
Comprehensive Loss Attributable to CWI Stockholders	$(8,073)	$(26,093)	$(33,113)

See Notes to Consolidated Financial Statements.

CWI 2016 10-K – 56

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2016, 2015 and 2014
(in thousands, except share and per share amounts)

	CWI Stockholders
	Shares	Common Stock	Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CWI Stockholders	Noncontrolling Interests	Total
Balance at January 1, 2016	132,686,254	$134	$1,112,640	$(241,379)	$(885)	$870,510	$84,937	$955,447
Net (loss) income				(8,753)		(8,753)	1,777	(6,976)
Shares issued, net of offering costs	4,377,404	4	46,252			46,256		46,256
Distributions to noncontrolling interests						—	(17,005)	(17,005)
Shares issued under share incentive plans	24,664	—	262			262		262
Stock-based compensation to directors	16,886	—	180			180		180
Purchase of membership interest from noncontrolling interest			(16,024)		(923)	(16,947)	(4,174)	(21,121)
Distributions declared ($0.5700 per share)				(76,616)		(76,616)		(76,616)
Other comprehensive income:
Net unrealized gain (loss) on derivative instruments					680	680	(372)	308
Repurchase of shares	(1,726,170)	(3)	(17,475)			(17,478)		(17,478)
Balance at December 31, 2016	135,379,038	$135	$1,125,835	$(326,748)	$(1,128)	$798,094	$65,163	$863,257

Balance at January 1, 2015	129,083,977	$129	$1,075,768	$(142,123)	$(517)	$933,257	$13,688	$946,945
Net loss				(25,725)		(25,725)	(4,915)	(30,640)
Shares issued, net of offering costs	4,231,022	5	42,931			42,936		42,936
Shares issued to affiliates	96,471	—	992			992		992
Contributions from noncontrolling interests						—	86,362	86,362
Distributions to noncontrolling interests						—	(10,121)	(10,121)
Shares issued under share incentive plans	17,607	—	237			237		237
Stock-based compensation to directors	17,476	—	180			180		180
Distributions declared ($0.5600 per share)				(73,531)		(73,531)		(73,531)
Other comprehensive loss:
Net unrealized loss on derivative instruments					(368)	(368)	(77)	(445)
Repurchase of shares	(760,299)	—	(7,468)			(7,468)		(7,468)
Balance at December 31, 2015	132,686,254	$134	$1,112,640	$(241,379)	$(885)	$870,510	$84,937	$955,447

(Continued)

CWI 2016 10-K – 57

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
Years Ended December 31, 2016, 2015 and 2014
(in thousands, except share and per share amounts)

	CWI Stockholders
	Shares	Common Stock	Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CWI Stockholders	Noncontrolling Interests	Total
Balance at January 1, 2014	67,703,835	$68	$524,475	$(62,868)	$(136)	$461,539	$12,746	$474,285
Net loss				(32,732)		(32,732)	(988)	(33,720)
Shares issued, net of offering costs	60,568,314	61	542,957			543,018		543,018
Shares issued to affiliates	1,040,137	—	10,400			10,400		10,400
Contributions from noncontrolling interests						—	7,886	7,886
Distributions to noncontrolling interests						—	(5,564)	(5,564)
Shares issued under share incentive plans	10,202	—	231			231		231
Stock-based compensation to directors	18,000	—	180			180		180
Distributions declared ($0.5500 per share)				(46,523)		(46,523)		(46,523)
Other comprehensive loss:
Net unrealized loss on derivative instruments					(381)	(381)	(392)	(773)
Repurchase of shares	(256,511)	—	(2,475)			(2,475)		(2,475)
Balance at December 31, 2014	129,083,977	$129	$1,075,768	$(142,123)	$(517)	$933,257	$13,688	$946,945

See Notes to Consolidated Financial Statements.

CWI 2016 10-K – 58

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash Flows — Operating Activities
Net loss	$(6,976)	$(30,640)	$(33,720)
Adjustments to net loss:
Depreciation and amortization	80,698	69,530	46,358
Straight-line rent adjustments	5,309	5,384	4,210
Impairment charges (Note 7)	4,112	6,143	—
Net loss (gain) on extinguishment of debt	1,872	(1,982)	—
Amortization of deferred financing costs, fair market value of debt, ground lease intangible and other	1,489	568	1,775
Amortization of stock-based compensation expense	558	507	411
Equity in losses of equity method investments in real estate in excess of distributions received	—	374	1,170
Asset management fees and reimbursable costs to affiliates settled in shares	—	—	10,957
Net changes in other operating assets and liabilities	(1,977)	6,042	3,246
(Decrease) increase in due to related parties and affiliates	(1,087)	2,493	(3,969)
Receipt of key money and other deferred incentive payments	1,075	2,850	3,098
Net Cash Provided by Operating Activities	85,073	61,269	33,536

Cash Flows — Investing Activities
Funds released from escrow	147,041	101,540	62,856
Funds placed in escrow	(141,899)	(106,863)	(82,324)
Acquisitions of hotels	(75,263)	(580,047)	(660,020)
Capital expenditures	(65,634)	(63,600)	(31,013)
Deposits released for hotel investments	5,718	8,600	15,149
Distributions received from equity investments in excess of equity income	4,381	5,181	440
Funding of loan receivable	(875)	—	—
Purchase of equity interest	—	(38,327)	—
Proceeds from sale of investment (Note 4)	—	28,995	—
Deposits for hotel investments	—	(7,818)	(21,649)
Capital contributions to equity investments in real estate	—	(205)	—
Net Cash Used in Investing Activities	(126,531)	(652,544)	(716,561)

Cash Flows — Financing Activities
Proceeds from mortgage financing	403,500	318,800	408,846
Scheduled payments and prepayments of mortgage principal	(293,924)	(29,689)	(2,400)
Distributions paid	(76,233)	(69,481)	(40,973)
Proceeds from issuance of shares, net of offering costs	46,257	42,610	543,335
Proceeds from Senior Credit Facility	30,000	20,000	—
Repayment of Senior Credit Facility	(27,215)	—	—
Purchase of membership interest from noncontrolling interest (Note 11)	(21,121)	—	—
Repurchase of shares	(17,478)	(7,468)	(2,475)
Distributions to noncontrolling interests	(17,005)	(10,121)	(5,564)
Deferred financing costs	(4,163)	(4,837)	(3,722)
Defeasance premium and related costs on mortgage refinancing	(4,133)	—	—
Deposits released for mortgage financing	4,080	2,014	1,867
Deposits for mortgage financing	(1,970)	(4,224)	(1,867)
Termination of interest rate swap	(1,221)	—	—
Proceeds from loan	1,000	—	—
Withholding on restricted stock units	(116)	(90)	(56)
Scheduled payments of loan	(76)	—	—
Purchase of interest rate caps	(74)	(300)	(414)
Contributions from noncontrolling interests	—	86,362	7,886
Proceeds from note payable to affiliate	—	25,000	11,000
Repayment of note payable to affiliate	—	(25,000)	(11,000)
Net Cash Provided by Financing Activities	20,108	343,576	904,463

Change in Cash During the Year
Net (decrease) increase in cash	(21,350)	(247,699)	221,438
Cash, beginning of year	83,112	330,811	109,373
Cash, end of year	$61,762	$83,112	$330,811

CWI 2016 10-K – 59

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

Supplemental Cash Flow Information (in thousands):

	Years Ended December 31,
	2016	2015	2014
Interest paid, net of amounts capitalized	$62,754	$53,067	$32,335
Income taxes paid	$8,154	$8,522	$4,530

See Notes to Consolidated Financial Statements.

CWI 2016 10-K – 60

CAREY WATERMARK INVESTORS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Offering

Organization

Carey Watermark Investors Incorporated, or CWI, and, together with its consolidated subsidiaries, we, us, or our, is a publicly owned, non-listed real estate investment trust, or REIT, that invests in, and through our advisor, manages and seeks to enhance the value of, interests in lodging and lodging-related properties primarily in the United States. We conduct substantially all of our investment activities and own all of our assets through CWI OP, LP, or the Operating Partnership. We are a general partner and a limited partner of, and own a 99.985% capital interest in, the Operating Partnership. Carey Watermark Holdings, LLC, or Carey Watermark Holdings, which is owned indirectly by both W. P. Carey Inc., or WPC, and Watermark Capital Partners, LLC, or Watermark Capital Partners, holds a special general partner interest in the Operating Partnership.

We are managed by Carey Lodging Advisors, LLC, or our Advisor, an indirect subsidiary of WPC. Our Advisor manages our overall portfolio, including providing oversight and strategic guidance to the independent hotel operators that manage our hotels. CWA, LLC, a subsidiary of Watermark Capital Partners, or the Subadvisor, provides services to our Advisor, primarily relating to acquiring, managing, financing and disposing of our hotels and overseeing the independent operators that manage the day-to-day operations of our hotels. In addition, the Subadvisor provides us with the services of Mr. Michael G. Medzigian, our chief executive officer, subject to the continuing approval of our independent directors.

We held ownership interests in 35 hotels at December 31, 2016. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 — Portfolio Overview for a complete listing of the hotels that we consolidate, or our Consolidated Hotels, and the hotels that we record as equity investments, or our Unconsolidated Hotels, at December 31, 2016.

Public Offerings

We raised $575.8 million through our initial public offering, which ran from September 15, 2010 through September 15, 2013, and $577.4 million through our follow-on offering, which ran from December 20, 2013 through December 31, 2014. From inception through December 31, 2016, we also received $124.5 million through our distribution reinvestment plan, or DRIP. We have fully invested the proceeds from both our initial public offering and follow-on offering.

Note 2. Summary of Significant Accounting Policies

Critical Accounting Policies and Estimates

Accounting for Acquisitions

In accordance with the guidance for business combinations, we determine whether a transaction or other event is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method. We capitalize acquisition-related costs and fees associated with asset acquisitions. We immediately expense acquisition-related costs and fees associated with business combinations. We record our investments in hotel properties based on the fair value of the identifiable assets acquired, identifiable intangible assets or liabilities acquired, liabilities assumed and any noncontrolling interest in the acquired entity, and if applicable, recognizing and measuring any goodwill or gain from a bargain purchase at the acquisition date. We allocate the purchase price among the assets acquired and liabilities assumed based on their respective fair values. In making estimates of fair value for purposes of allocating the purchase price, we utilize a variety of information obtained in connection with the acquisition of a hotel property, including valuations performed by independent third parties and information obtained about each hotel property resulting from pre-acquisition due diligence.

Impairments

We periodically assess whether there are any indicators that the value of our long-lived real estate and related intangible assets may be impaired or that their carrying value may not be recoverable. These impairment indicators include, but are not limited to, when a hotel property experiences a current or projected loss from operations, when it becomes more likely than not that a hotel property will be sold before the end of its useful life, or when there are adverse changes in the demand for lodging due to

CWI 2016 10-K – 61

Notes to Consolidated Financial Statements

declining national or local economic conditions. We may incur impairment charges on long-lived assets, including real estate, related intangible assets, assets held for sale and equity investments. Our policies and estimates for evaluating whether these assets are impaired are presented below.

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

Our investment objective is to hold properties on a long-term basis. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets and associated intangible assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining our estimate of future cash flows and, if warranted, we apply a probability-weighted method to the different possible scenarios. If the future net undiscounted cash flow of the property’s asset group is less than the carrying value, the carrying value of the property’s asset group is considered not recoverable. We then measure the loss as the excess of the carrying value of the property’s asset group over its estimated fair value. The estimated fair value of the property’s asset group is primarily determined using market information from outside sources such as broker quotes or recent comparable sales. In cases where the available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each asset to determine an estimated fair value.

Assets Held for Sale — When we classify an asset as held for sale, we compare the asset’s fair value less estimated cost to sell to its carrying value, and if the fair value to sell is less, we reduce the carrying value to the fair value less estimated cost to sell. We base the fair value on the contract and the estimated cost to sell on information provided by brokers and legal counsel. We will continue to review the property for subsequent changes in fair value and may recognize an additional impairment charge, if warranted.

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

On January 1, 2016, we adopted the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Update, or ASU, 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, as described in the Recent Accounting Pronouncements section below, which amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a variable interest entity, or VIE, and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. We apply accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain decision-making rights within a loan or joint-venture agreement can cause us to consider an entity a VIE. Limited partnerships and other similar entities which operate as a partnership will be considered a VIE unless the limited partners hold substantive kick-out rights or participation rights. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE, and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of the VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. We performed this analysis on all of our subsidiary entities following the guidance in ASU 2015-02 to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of this change in guidance, we determined that five entities that

CWI 2016 10-K – 62

Notes to Consolidated Financial Statements

were previously classified as voting interest entities should now be classified as VIEs as of January 1, 2016 and therefore included in our VIE disclosure. However, there was no change in determining whether or not we consolidate these entities as a result of the new guidance. We elected to retrospectively adopt ASU 2015-02 which resulted in changes to our VIE disclosures. There were no other changes to our consolidated balance sheets or results of operations for the periods presented.

At December 31, 2016, we considered five entities to be VIEs, four of which we consolidated as we are considered the primary beneficiary. The following table presents a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets (in thousands):

	December 31,
	2016	2015
Net investments in hotels	$518,335	$510,295
Intangible assets, net	39,451	40,252
Total assets	587,608	589,530

Non-recourse debt, net	$341,082	$318,936
Total liabilities	372,991	348,372

Out-of-Period Adjustment — During the third quarter of 2016, we identified and recorded an out-of-period adjustment related to a difference between the tax basis and financial reporting basis of certain villa/condo rental management agreements that were entered into upon the acquisition of two hotels during the second quarter of 2015, which resulted in a deferred tax liability. We concluded that this adjustment was not material to our consolidated financial statements for the current year or prior periods presented. The adjustment is reflected as an increase of $4.9 million to Net investments in hotels and a corresponding increase to Accounts payable, accrued expenses and other liabilities in the consolidated balance sheet as of December 31, 2016.

Reclassifications — Certain prior period amounts have been reclassified to conform to the current period presentation. Additionally, on January 1, 2016, we adopted ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30) as described in the Recent Accounting Pronouncements section below. ASU 2015-03 changes the presentation of debt issuance costs, which were previously recognized as an asset and requires that they be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. As a result of adopting this guidance, we reclassified $8.6 million of deferred financing costs, net from Other assets to Non-recourse debt, net as of December 31, 2015.

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

Assets Held for Sale — We classify real estate assets as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied, or we believe it is probable that the disposition will occur within one year. Assets held for sale are recorded at the lower of carrying value or estimated fair value, less estimated costs to sell.

In the unlikely event that we decide not to sell a property previously classified as held for sale, we reclassify the property as held and used. We measure and record a property that is reclassified as held and used at the lower of (i) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used or (ii) the estimated fair value at the date of the subsequent decision not to sell.

CWI 2016 10-K – 63

Notes to Consolidated Financial Statements

We recognize gains and losses on the sale of properties when, among other criteria, we no longer have continuing involvement, the parties are bound by the terms of the contract, all consideration has been exchanged, and all conditions precedent to closing have been performed. At the time the sale is consummated, a gain or loss is recognized as the difference between the sale price, less any selling costs, and the carrying value of the property.

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

Other Assets and Liabilities — Other assets consists primarily of prepaid expenses, deposits, hotel inventories, deferred tax asset and derivative assets in the consolidated financial statements. Other liabilities consists primarily of hotel advance deposits, straight-line rent, sales use and occupancy taxes payable, unamortized key money, deferred tax liabilities, asset retirement obligations, accrued income taxes and derivative liabilities.

Deferred Financing Costs — Deferred financing costs represent costs to obtain mortgage financing. We amortize these charges to interest expense over the term of the related mortgage using a method which approximates the effective interest method. Deferred financing costs are presented in the consolidated balance sheet as a direct deduction from the carrying amount of that debt liability.

Segments — We operate in one business segment, hospitality, with domestic investments.

Hotel Revenue Recognition — We recognize revenue from operations of our hotels as the related services are provided. Our hotel revenues are comprised of hotel operating revenues (such as room, food and beverage) and revenue from other operating departments (such as internet, spa services, parking and gift shops). These revenues are recorded net of any sales or occupancy taxes collected from our guests as earned. All rebates or discounts are recorded as a reduction in revenue and there are no material contingent obligations with respect to rebates or discounts offered by us. All revenues are recorded on an accrual basis, as earned. Appropriate allowances are made for doubtful accounts and are recorded as a bad debt expense.

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

Capitalized Costs — We capitalize interest and certain other costs, such as property taxes, land leases, property insurance and incremental labor costs relating to hotels undergoing major renovations and redevelopments. We begin capitalizing interest as we incur disbursements, and capitalize other costs when activities necessary to prepare the asset ready for its intended use are underway. We cease capitalizing these costs when construction is substantially complete.

CWI 2016 10-K – 64

Notes to Consolidated Financial Statements

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

We compute amortization of intangible assets and liabilities using the straight-line method over the estimated useful life of the asset or liability. See Note 6 for the range of lives by asset or liability.

Organization and Offering Costs — Our Advisor has paid various organization and offering costs on our behalf, all of which we were liable for under the advisory agreement. During the offering period, costs incurred in connection with the raising of capital were recorded as deferred offering costs. Upon receipt of offering proceeds, we charged the deferred costs to stockholders’ equity. Under the terms of our advisory agreement as described in Note 3, we reimbursed our Advisor for organization and offering costs incurred. Such reimbursements did not exceed regulatory limitations. Organization costs were expensed as incurred and included in corporate general and administrative expenses in the financial statements.

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

Income Taxes — We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our stockholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income taxes on our income and gains that we distribute to our stockholders as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, as well as other factors. We believe that we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a REIT.

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

Our earnings and profits, which determine the taxability of distributions to stockholders, differ from net income reported for financial reporting purposes due primarily to differences in depreciation and timing differences of certain income and expense recognitions, for federal income tax purposes. Deferred income taxes relate primarily to our TRSs and are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities of our TRSs and their respective tax bases and for their operating loss and tax credit carry forwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors (Note 13).

CWI 2016 10-K – 65

Notes to Consolidated Financial Statements

We recognize deferred income taxes in certain of our subsidiaries taxable in the United States. Deferred income taxes are generally the result of temporary differences (items that are treated differently for tax purposes than for U.S. GAAP purposes as described in Note 13). In addition, deferred tax assets arise from unutilized tax net operating losses, generated in prior years. Deferred income taxes are computed under the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial bases of assets and liabilities. We provide a valuation allowance against our deferred income tax assets when we believe that it is more likely than not that all or some portion of the deferred income tax asset may not be realized. Whenever a change in circumstances causes a change in the estimated realizability of the related deferred income tax asset, the resulting increase or decrease in the valuation allowance is included in deferred income tax expense (benefit).

Share-Based Payments — We have granted restricted stock units, or RSUs, to our independent directors and certain employees of the Subadvisor. RSUs issued to our independent directors vest immediately; RSUs issued to employees of the Subadvisor generally vest over three years, subject to continued employment. The expense recognized for share-based payment transactions for awards made to directors is based on the grant date fair value estimated in accordance with current accounting guidance for share-based payments. Share-based payment transactions for awards made to employees of the Subadvisor are based on the fair value of the services received. We recognize these compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the award. We include share based payment transactions within Corporate general and administrative expense.

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

Recent Accounting Requirements

The following ASUs promulgated by the FASB are applicable to us:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model that changes the basis for deciding when revenue is recognized over time or at a point in time and expands the disclosures about revenue. The new guidance also applies to sales of real estate and the new principles-based approach is largely based on the transfer of control of the real estate to the buyer. The guidance is effective for annual reporting periods beginning after December 15, 2017, and the interim periods within those annual periods. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. We expect to adopt this new standard on January 1, 2018 using the modified retrospective transition method. Based on our assessment, the adoption of this standard will not have a material impact on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810). ASU 2015-02 amends the current consolidation guidance, including modification of the guidance for evaluating whether limited partnerships and similar legal entities are VIEs or voting interest entities. The guidance does not amend the existing disclosure requirements for VIEs or voting interest model entities. The guidance, however, modified the requirements to qualify under the voting interest model. Under the revised guidance, ASU 2015-02 requires an entity to classify a limited liability company or a limited partnership as a VIE unless the partnership provides partners with either substantive kick-out rights over the managing member or substantive participating rights over the entity or VIE. Please refer to the discussion in the Basis of Consolidation section above.

CWI 2016 10-K – 66

Notes to Consolidated Financial Statements

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

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. ASU 2016-17 changes how a reporting entity that is a decision maker should consider indirect interests in a VIE held through an entity under common control. If a decision maker must evaluate whether it is the primary beneficiary of a VIE, it will only need to consider its proportionate indirect interest in the VIE held through a common control party. ASU 2016-17 amends ASU 2015-02, which we adopted on January 1, 2016, and which currently directs the decision maker to treat the common control party’s interest in the VIE as if the decision maker held the interest itself. ASU 2016-17 will be effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

CWI 2016 10-K – 67

Notes to Consolidated Financial Statements

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 intends to reduce diversity in practice for the classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We are in the process of evaluating the impact of adopting ASU 2016-18 on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions across all industries. The guidance is effective for annual reporting periods beginning after December 15, 2017, and the interim periods within those annual periods. We expect to adopt this new guidance on January 1, 2018. We are currently evaluating whether this ASU will have a material impact on our consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). ASU 2017-05 clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments define the term in substance nonfinancial asset, in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. If substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of Subtopic 610-20. This amendment also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. 2017-05 is effective for periods beginning after December 15, 2017, with early application permitted for fiscal years beginning after December 15, 2016. We are currently evaluating the impact of ASU 2017-05 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

Note 3. Agreements and Transactions with Related Parties

Agreements with Our Advisor and Affiliates

We have an advisory agreement with our Advisor to perform certain services for us under a fee arrangement, including managing our overall business; the identification, evaluation, negotiation, purchase and disposition of lodging and lodging-related properties; and the performance of certain administrative duties. The advisory agreement has a term of one year and may be renewed for successive one-year periods. Our Advisor also has entered into a subadvisory agreement with the Subadvisor, whereby our Advisor pays 20% of the fees earned under the advisory agreement to the Subadvisor and the Subadvisor provides certain personnel services to us, as discussed below.

CWI 2016 10-K – 68

Notes to Consolidated Financial Statements

The following tables present a summary of fees we paid; expenses we reimbursed and distributions we made to our Advisor, the Subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

	Years Ended December 31,
	2016	2015	2014
Amounts Included in the Consolidated Statements of Operations
Asset management fees	$14,120	$11,757	$7,308
Available Cash Distributions	9,445	7,122	4,096
Personnel and overhead reimbursements	6,645	7,255	5,347
Acquisition fees	2,158	15,779	18,305
Interest expense	—	25	10
	$32,368	$41,938	$35,066

Other Transaction Fees Incurred
Capitalized loan refinancing fees	$806	$475	$—
Advisor fee for purchase of membership interest (Note 11)	527	—	—
Capitalized acquisition fees for asset acquisition	29	—	—
Capitalized acquisition fees for equity method investments	—	1,915	—
Selling commissions and dealer manager fees	—	—	55,776
Offering costs	—	171	3,349
	$1,362	$2,561	$59,125

The following table presents a summary of the amounts included in Due to related parties and affiliates in the consolidated financial statements (in thousands):

	December 31,
	2016	2015
Amounts Due to Related Parties and Affiliates
Reimbursable costs	$1,311	$1,605
Other amounts due to our Advisor	1,202	1,105
Due to joint venture partners and other	115	394
	$2,628	$3,104

Asset Management Fees, Dispositions Fees and Loan Refinancing Fees

We pay our Advisor an annual asset management fee equal to 0.5% of the aggregate Average Market Value of our Investments, both as defined in the advisory agreement with our Advisor. Our Advisor is also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property, as well as a loan refinancing fee of up to 1.0% of the principal amount of a refinanced loan, if certain conditions described in the advisory agreement are met. If our Advisor elects to receive all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV. At our Advisor’s election, we paid our asset management fees in cash for the years ended December 31, 2016 and 2015 and in shares of our common stock for the year ended December 31, 2014. At our Advisor’s election, for the years ended December 31, 2015 and 2014, $1.0 million and $6.8 million, respectively, in asset management fees were settled in shares of our common stock. The fees settled in shares during the year ended December 31, 2015 related to fees incurred during the fourth quarter of 2014. At December 31, 2016, our Advisor owned 1,501,028 shares (1.1%) of our outstanding common stock. Asset management fees are included in Asset management fees to affiliate and other expenses in the consolidated financial statements. No disposition fees were recognized during the years ended December 31, 2016, 2015 and 2014.

CWI 2016 10-K – 69

Notes to Consolidated Financial Statements

Available Cash Distributions

Carey Watermark Holdings’ special general partner interest entitles it to receive distributions of 10% of Available Cash, as defined in the agreement of limited partnership of the Operating Partnership, or Available Cash Distributions, generated by the Operating Partnership, subject to certain limitations. In addition, in the event of the dissolution of the Operating Partnership, Carey Watermark Holdings will be entitled to receive distributions of up to 15% of net proceeds, provided certain return thresholds are met for the initial investors in the Operating Partnership. Available Cash Distributions are included in (Income) Loss attributable to noncontrolling interests in the consolidated financial statements.

Personnel and Overhead Reimbursements/Reimbursable Costs

We reimburse our Advisor for the actual cost of personnel based on their time devoted to providing administrative services to us, as well as rent and related office expenses. Pursuant to the subadvisory agreement, after we reimburse our Advisor, it will subsequently reimburse the Subadvisor for personnel costs and other charges, including the services of our chief executive officer, subject to the approval of our board of directors. We have also granted RSUs to employees of the Subadvisor pursuant to our 2010 Equity Incentive Plan. These reimbursements are included in Corporate general and administrative expenses and Due to related parties and affiliates in the consolidated financial statements. We paid these reimbursements in cash for the years ended December 31, 2016 and 2015 and in shares of our common stock for the year ended December 31, 2014. For the year ended December 31, 2015, less than $0.1 million in reimbursements were settled in shares, all of which related to reimbursements for costs incurred during the fourth quarter of 2014.

Acquisition Fees to our Advisor

We pay our Advisor acquisition fees of 2.5% of the total investment cost of the properties acquired, including on our proportionate share of equity method investments and loans originated by us, not to exceed 6% of the aggregate contract purchase price of all investments and loans.

Selling Commissions and Dealer Manager Fees

We had a dealer manager agreement with Carey Financial, LLC, or Carey Financial, through the termination of our follow-on offering on December 31, 2014, whereby Carey Financial received a selling commission of up to $0.70 per share sold, which was re-allowed to selected dealers, and a dealer manager fee of up to $0.30 per share sold, a portion of which may have been re-allowed to selected dealers. These amounts are recorded in Additional paid-in capital in the consolidated financial statements.

Organization and Offering Costs

Pursuant to the advisory agreement, we were liable for certain expenses related to our initial public offering, including filing, legal, accounting, printing, advertising, transfer agent and escrow fees, which were deducted from the gross proceeds of the offering. We reimbursed Carey Financial or selected dealers for reasonable bona fide due diligence expenses incurred that were supported by a detailed and itemized invoice. The total underwriting compensation to Carey Financial and selected dealers in connection with the offerings could not exceed limitations prescribed by the Financial Industry Regulatory Authority, Inc. Our Advisor agreed to be responsible for the repayment of organization and offering expenses (excluding selling commissions and dealer manager fees paid to Carey Financial and selected dealers and fees paid and expenses reimbursed to selected dealers) that exceeded, in the aggregate, 2% of the gross proceeds from our initial public offering and 4% of the gross proceeds from our follow-on offering.

Other Amounts Due to Our Advisor

This balance primarily represented asset management fees payable at December 31, 2016 and 2015.

Due to Joint Venture Partners and Other

This balance is primarily comprised of amounts due from consolidated joint ventures to our joint venture partners.

CWI 2016 10-K – 70

Notes to Consolidated Financial Statements

Jointly Owned Investments and Other Transactions with Affiliates

At December 31, 2016, we owned interests in two jointly owned investments with our affiliate, Carey Watermark Investors 2 Incorporated, or CWI 2: the Ritz-Carlton Key Biscayne, a Consolidated Hotel, and the Marriott Sawgrass Golf Resort & Spa, an Unconsolidated Hotel. CWI 2 is a publicly owned, non-listed REIT that is also advised by our Advisor and invests in lodging and lodging-related properties.

In September 2014, our board of directors and the board of directors of WPC approved unsecured loans to us and CWI 2 of up to $75.0 million in the aggregate, at an interest rate equal to the rate at which WPC was able to borrow funds under its senior unsecured credit facility, for the purpose of facilitating acquisitions approved by our respective investment committees that we might not otherwise have sufficient available funds to complete. In April 2015, this aggregate amount was increased to $110.0 million. On November 6, 2015, we borrowed $25.0 million from WPC, all of which was repaid as of December 31, 2015. This loan was made solely at the discretion of WPC’s management. As of December 31, 2015, we no longer had access to these unsecured loans from WPC (Note 15).

Note 4. Net Investments in Hotels

Net investments in hotels are summarized as follows (in thousands):

	December 31,
	2016	2015
Buildings	$1,670,895	$1,629,741
Land	380,970	371,712
Furniture, fixtures and equipment	122,155	121,722
Building and site improvements	89,667	63,456
Construction in progress	26,855	22,310
Hotels, at cost	2,290,542	2,208,941
Less: Accumulated depreciation	(176,423)	(115,639)
Net investments in hotels	$2,114,119	$2,093,302

During the years ended December 31, 2016 and 2015, we retired fully depreciated furniture, fixtures and equipment aggregating $12.2 million and $10.8 million, respectively.

2016 Acquisition

On February 17, 2016, we acquired a 100% interest in the Equinox, a Luxury Collection Golf Resort & Spa, or the Equinox, which includes real estate and other hotel assets, net of assumed liabilities, totaling $74.2 million. This acquisition was considered to be a business combination. In connection with this acquisition, we expensed acquisition costs of $4.0 million (of which $3.7 million was expensed during the year ended December 31, 2016 and $0.3 million was expensed during the year ended December 31, 2015), including acquisition fees of $2.2 million paid to our Advisor. We obtained a non-recourse mortgage loan on the property of $46.5 million upon acquisition (Note 9). Subsequently, on August 26, 2016, we acquired a single-family residence adjacent to the hotel for a purchase price of $0.8 million, which we intend to renovate to create additional available rooms and event space at the resort. This acquisition was considered to be an asset acquisition. In connection with this acquisition, we capitalized acquisition costs of $0.2 million, including acquisition fees paid to our Advisor of less than $0.1 million.

CWI 2016 10-K – 71

Notes to Consolidated Financial Statements

The following tables present a summary of assets acquired and liabilities assumed in this business combination at the date of acquisition, and revenues and earnings thereon since the date of acquisition through December 31, 2016 (in thousands):

Equinox (a) (b)
Acquisition Date	February 17, 2016
Cash consideration	$74,224
Assets acquired at fair value:
Land	$14,800
Building and site improvements	59,219
Furniture, fixtures and equipment	1,100
Accounts receivable	534
Other assets	854
Liabilities assumed at fair value:
Accounts payable, accrued expenses and other liabilities	(2,283)
Net assets acquired at fair value	$74,224

From Acquisition Date through December 31, 2016
Revenues	$18,621
Net income	$2,670
___________

(a)
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

(b)	Excludes an asset adjacent to this hotel that was acquired on August 26, 2016, which was not considered a business combination.

CWI 2016 10-K – 72

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

The following tables present a summary of assets acquired and liabilities assumed in these business combinations, each at the date of acquisition, and revenues and earnings thereon, since their respective dates of acquisition through December 31, 2015 (in thousands):

	2015 Acquisitions
	Westin Minneapolis	Westin Pasadena	Hilton Garden Inn/Homewood Suites Atlanta Midtown	Ritz-Carlton Key Biscayne (a) (b)	Ritz-Carlton Fort Lauderdale (c)	Le Méridien Dallas, The Stoneleigh (d)
Acquisition Date	2/12/2015	3/19/2015	4/29/2015	5/29/2015	6/30/2015	11/20/2015
Cash consideration	$66,176	$141,738	$58,492	$68,925	$89,642	$68,714
Assets acquired at fair value:
Land	6,405	22,785	5,700	117,200	22,100	9,400
Building and site improvements	57,105	112,215	47,680	154,182	74,422	58,010
Furniture, fixtures and equipment	2,846	7,379	4,135	9,907	3,484	1,200
Construction in progress	—	—	—	450	—	—
Intangible assets	—	—	720	33,200	7,500	—
Accounts receivable	97	94	100	7,957	2,894	66
Other assets	164	608	328	1,703	637	284
Liabilities assumed at fair value:
Non-recourse debt	—	—	—	(171,500)	—	—
Accounts payable, accrued expenses and other liabilities	(441)	(1,343)	(171)	(12,935)	(6,274)	(246)
Contributions from noncontrolling interests at fair value	—	—	—	(71,239)	(15,121)	—
Net assets acquired at fair value	$66,176	$141,738	$58,492	$68,925	$89,642	$68,714

	From Acquisition Date through December 31, 2015
Revenues	$14,809	$24,561	$8,184	$44,079	$14,201	$1,253
Net income (loss)	$2,504	$5,454	$1,716	$959	$(2,905)	$187
___________

(a)	We acquired a 47.34% interest in the joint venture owning this hotel, with our affiliate, CWI 2, acquiring a 19.33% interest. The remaining interest was retained by the seller.

(b)
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

CWI 2016 10-K – 73

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

(d)
Subsequent to our initial reporting of the assets acquired and liabilities assumed, we identified a measurement period adjustment related to an asset retirement obligation for the removal of asbestos and environmental waste that impacted the preliminary acquisition accounting, which resulted in an increase of less than $0.1 million to the preliminary fair value of the building and a corresponding increase to the preliminary fair value of accounts payable, accrued expenses and other liabilities.

Disposition

On April 1, 2015, we sold a 50% controlling interest in the Marriott Sawgrass Golf Resort & Spa, which we acquired in October 2014, to CWI 2 for a contractual sales price of $37.2 million. Our remaining 50% interest in the hotel is accounted for as an equity method investment (Note 5). We recognized other income of $2.4 million during the year ended December 31, 2015 in our consolidated financial statements resulting primarily from the reimbursement we received from CWI 2 of 50% of the acquisition costs we incurred on our acquisition of the hotel in October 2014, which were expensed in prior periods.

Total revenue and net income from operations from this hotel prior to the date of sale were $13.3 million and $2.4 million, respectively, for the year ended December 31, 2015.

Assets and Liabilities Held for Sale

At December 31, 2016, we had three properties classified as held for sale. These properties were disposed of subsequent to December 31, 2016 (Note 15).

Below is a summary of our assets and liabilities held for sale (in thousands):

	December 31,
	2016	2015
Net investments in hotels	$32,300	$—
Restricted cash	2,089	—
Accounts receivable	169	—
Other assets	465	—
Assets held for sale	$35,023	$—

Non-recourse debt, net attributable to Assets held for sale	$26,560	$—

Accounts payable, accrued expenses and other liabilities	789	—
Due to related parties and affiliates	8	—
Other liabilities held for sale	$797	$—

The results of operations for properties that have been sold or classified as held for sale are included in the consolidated financial statements and are summarized as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Revenues	$12,039	$24,903	$21,261
Expenses	(11,246)	(23,062)	(27,849)
Impairment charges	(4,112)	(6,143)	—
(Provision for) benefit from income taxes	(13)	(29)	410
Loss from continuing operations from properties classified as held for sale or sold, net of income taxes	$(3,332)	$(4,331)	$(6,178)

CWI 2016 10-K – 74

Notes to Consolidated Financial Statements

Construction in Progress

At December 31, 2016 and 2015, construction in progress, recorded at cost, was $26.9 million and $22.3 million, respectively, and related primarily to renovations at the Ritz-Carlton Key Biscayne and the Westin Pasadena at December 31, 2016, and the Sheraton Austin Hotel at the Capitol, the Renaissance Chicago Downtown, the Marriott Kansas City Country Club Plaza and the Hawks Cay Resort at December 31, 2015 (Note 10). We capitalize interest expense and certain other costs, such as property taxes, property insurance, utilities expense and hotel incremental labor costs, related to hotels undergoing major renovations. During the years ended December 31, 2016 and 2015, we capitalized $2.1 million and $2.0 million, respectively, of such costs. At December 31, 2016, 2015 and 2014, accrued capital expenditures were $2.3 million, $12.6 million and $5.8 million, respectively, representing non-cash investing activity.

Asset Retirement Obligation

We have recorded an asset retirement obligation for the removal of asbestos and environmental waste in connection with three of our Consolidated Hotels. We estimated the fair value of the asset retirement obligation based on the estimated economic life of the hotel and the estimated removal costs. The liability was discounted using the weighted-average interest rate on the associated fixed-rate mortgage loan at the time the liability was incurred. At December 31, 2016 and 2015, our asset retirement obligation was $1.4 million and $0.5 million, respectively, and is included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

Pro Forma Financial Information

The following unaudited consolidated pro forma financial information presents our financial results as if our acquisitions, which are accounted for as business combinations, that we completed during the years ended December 31, 2015 and 2014, and the new financings related to these acquisitions, had occurred on January 1, 2014. The pro forma financial information is not necessarily indicative of what the actual results would have been had the acquisitions actually occurred on January 1, 2014, nor does it purport to represent the results of operations for future periods. Our acquisition of the Equinox hotel completed during the year ended December 31, 2016 was not deemed significant for pro forma purposes and therefore, the pro forma results for this acquisition are not included in the following pro forma financial information.

(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2015	2014
Pro forma total revenues	$634,923	$644,081

Pro forma net loss	$(3,337)	$(21,805)
Pro forma (income) loss attributable to noncontrolling interests	(1,570)	7,093
Pro forma loss attributable to CWI stockholders	$(4,907)	$(14,712)
Pro forma loss per share:
Basic and diluted pro forma net loss attributable to CWI stockholders	$(0.04)	$(0.11)
Basic and diluted pro forma weighted-average shares outstanding	131,296,033	132,686,254

The pro forma weighted-average shares outstanding were determined as if the number of shares issued in our public offerings in order to raise the funds used for our Consolidated Hotel acquisitions that we completed during the years ended December 31, 2015 and 2014 were issued on January 1, 2014. All acquisition costs for our acquisitions completed during the year ended December 31, 2015 and 2014 are presented as if they were incurred on January 1, 2014.

CWI 2016 10-K – 75

Notes to Consolidated Financial Statements

Note 5. Equity Investments in Real Estate

At December 31, 2016, we owned equity interests in four Unconsolidated Hotels, three with unrelated third parties and one with CWI 2. We do not control the ventures that own these hotels, but we exercise significant influence over them. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to our Advisor that we incur and other-than-temporary impairment charges, if any).

Under the conventional approach of accounting for equity method investments, an investor applies its percentage ownership interest to the venture’s net income to determine the investor’s share of the earnings or losses of the venture. This approach is inappropriate if the venture’s capital structure gives different rights and priorities to its investors. We have priority returns on several of our equity method investments. Therefore, we follow the hypothetical liquidation at book value, or HLBV, method in determining our share of these ventures’ earnings or losses for the reporting period as this method better reflects our claim on the ventures’ book value at the end of each reporting period. Earnings for our equity method investments are recognized in accordance with each respective investment agreement and, where applicable, based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period.

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these ventures are affected by the timing and nature of distributions (dollars in thousands):

Unconsolidated Hotels	State	Number of Rooms	% Owned	Our Initial Investment (a)	Acquisition Date	Hotel Type	Renovation Status at December 31, 2016	Carrying Value at December 31,
								2016	2015
Hyatt Centric French Quarter Venture (b)	LA	254	80%	$13,000	9/6/2011	Full-service	Completed	$664	$1,752
Westin Atlanta Venture (c)	GA	372	57%	13,170	10/3/2012	Full-service	Completed	5,795	7,156
Marriott Sawgrass Golf Resort & Spa Venture (d) (e)	FL	514	50%	33,758	4/1/2015	Resort	In progress	31,208	32,668
Ritz-Carlton Philadelphia Venture (f)	PA	299	60%	38,327	5/15/2015	Full-service	Completed	38,261	38,325
		1,439		$98,255				$75,928	$79,901
___________

(a)	This amount represents purchase price plus capitalized costs, inclusive of fees paid to our Advisor, at the time of acquisition.

(b)	We received cash distributions of $2.2 million from this investment during the year ended December 31, 2016.

(c)	We received cash distributions of $2.2 million from this investment during the year ended December 31, 2016.

(d)	We received cash distributions of $2.1 million from this investment during the year ended December 31, 2016.

(e)
This investment is considered a VIE (Note 2). We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence but does not give us power over decisions that significantly affect the economic performance of the entity.

(f)	We received cash distributions of $3.1 million from this investment during the year ended December 31, 2016.

The following table sets forth our share of equity in earnings (losses) from our Unconsolidated Hotels, which are based on the hypothetical liquidation at book value model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Years Ended December 31,
Venture	2016	2015	2014
Ritz-Carlton Philadelphia Venture	$3,042	$1,960	$—
Westin Atlanta Venture	860	(372)	(1,177)
Hyatt Centric French Quarter Venture	701	660	446
Marriott Sawgrass Golf Resort & Spa Venture	629	170	—
Total equity in earnings (losses) of equity method investments in real estate	$5,232	$2,418	$(731)

No other-than-temporary impairment charges related to our investments in these ventures were recognized during the years ended December 31, 2016, 2015 or 2014.

CWI 2016 10-K – 76

Notes to Consolidated Financial Statements

The following tables present combined summarized financial information of our equity method investment entities. Amounts provided are the total amounts attributable to the ventures since our respective dates of acquisition and do not represent our proportionate share (in thousands):

	2016			2015			2014
	Total	Ritz-Carlton Philadelphia Venture(a)	Other Equity Method Investments (b)	Total	Ritz-Carlton Philadelphia Venture (a)	Other Equity Method Investments (b)	Total (c)
Balance Sheet - As of December 31,
Real estate, net	$324,205	$100,016	$224,189	$309,481	$95,029	$214,452	$89,375
Other assets	55,276	7,814	47,462	64,444	15,373	49,071	10,174
Total assets	379,481	107,830	271,651	373,925	110,402	263,523	99,549
Debt	204,132	58,575	145,557	190,602	55,000	135,602	67,993
Other liabilities	37,224	7,652	29,572	31,946	6,918	25,028	13,330
Total liabilities	241,356	66,227	175,129	222,548	61,918	160,630	81,323
Members’ equity	138,125	41,603	96,522	151,377	48,484	102,893	18,226
Percentage of ownership in equity investee		60%			60%
Pro-rata equity carrying value	76,587	24,962	51,625	84,420	29,090	55,330	11,261
Basis differential adjustment	3,272	1,785	1,487	3,523	1,865	1,658	1,570
HLBV adjustment	(3,931)	11,514	(15,445)	(8,042)	7,370	(15,412)	346
Carrying value	$75,928	$38,261	$37,667	$79,901	$38,325	$41,576	$13,177

	2016			2015			2014
	Total	Ritz-Carlton Philadelphia Venture(a)	Other Equity Method Investments (b)	Total	Ritz-Carlton Philadelphia Venture (a)	Other Equity Method Investments (b)	Total (c)
Income Statement - For the year ended December 31,
Hotel revenues	$128,071	$36,054	$92,017	$100,155	$24,126	$76,029	$36,514
Hotel operating expenses	117,514	36,714	80,800	90,478	22,221	68,257	33,816
Other operating expenses	437	239	198	2,090	1,933	157	174
Other income and (expenses)	(8,116)	(2,210)	(5,906)	(7,510)	(1,306)	(6,204)	(4,277)
Provision for income taxes	(1,482)	(434)	(1,048)	(492)	(240)	(252)	(375)
Net income (loss)	522	(3,543)	4,065	(415)	(1,574)	1,159	(2,128)
Percentage of ownership in equity investee		60%			60%
Pro-rata equity in earnings (losses) of equity method investments in real estate (d)	382	(2,126)	2,508	34	(944)	978	(969)
Basis differential adjustment	(252)	(80)	(172)	(166)	(50)	(116)	(103)
HLBV adjustment	5,102	5,248	(146)	2,550	2,954	(404)	341
Equity in earnings (losses) of equity method investments in real estate	$5,232	$3,042	$2,190	$2,418	$1,960	$458	$(731)
___________

(a)	We purchased our 60% interest in this venture on May 15, 2015.

(b)	Includes the Hyatt Centric French Quarter Venture, the Westin Atlanta Venture and the Marriott Sawgrass Golf Resort & Spa Venture.

(c)	Includes the Hyatt Centric French Quarter Venture and the Westin Atlanta Venture.

(d)	For the equity investments noted in footnotes (b) and (c), our respective ownership interest in each investment was applied to the results of each individual venture.

At December 31, 2016 and 2015, the unamortized basis differences on our equity investments were $3.3 million and $3.5 million, respectively. Net amortization of the basis differences reduced the carrying values of our equity investments by $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

CWI 2016 10-K – 77

Notes to Consolidated Financial Statements

Note 6. Intangible Assets and Liabilities

Intangible assets and liabilities, included in Intangible assets, net and Accounts payable, accrued expenses and other liabilities, respectively, in the consolidated financial statements, are summarized as follows (dollars in thousands):

		December 31, 2016			December 31, 2015
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Villa/condo rental programs	45 – 55	$72,400	$(3,510)	$68,890	$72,400	$(2,005)	$70,395
Below-market hotel ground leases and parking garage lease	10 – 93	11,655	(531)	11,124	11,655	(337)	11,318
In-place leases	2 – 21	235	(132)	103	317	(153)	164
Total intangible assets, net		$84,290	$(4,173)	$80,117	$84,372	$(2,495)	$81,877

Finite-Lived Intangible Liability
Above-market hotel ground lease	85	$(2,100)	$64	$(2,036)	$(2,100)	$39	$(2,061)

Net amortization of intangibles was $1.7 million, $1.4 million and $0.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. Amortization of the villa/condo rental programs and in-place lease intangibles are included in Depreciation and amortization, and amortization of below-market hotel ground lease, below-market hotel parking garage lease and above-market hotel ground lease intangibles are included in Property taxes, insurance, rent and other in the consolidated financial statements.

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

Items Measured at Fair Value on a Recurring Basis

Derivative Assets and Liabilities — Our derivative assets and liabilities are comprised of interest rate swaps and caps that were measured at fair value using readily observable market inputs, such as quotations on interest rates. These derivative instruments were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market (Note 8).

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the years ended December 31, 2016 or 2015. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our non-recourse debt, which we have classified as Level 3, had a carrying value of $1.5 billion and $1.4 billion, and an estimated fair value of $1.5 billion and $1.4 billion, at December 31, 2016 and 2015, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

CWI 2016 10-K – 78

Notes to Consolidated Financial Statements

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both December 31, 2016 and 2015.

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

We classify real estate assets as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied or we believe it is probable that the disposition will occur within one year. When we classify an asset as held for sale, we compare the asset’s fair value less estimated cost to sell to its carrying value, and if the fair value less estimated cost to sell is less than the property’s carrying value, we reduce the carrying value to the fair value less estimated cost to sell. We base the fair value on the contract and the estimated cost to sell on information provided by brokers and legal counsel. We will continue to review the property for subsequent changes in the fair value and may recognize an additional impairment charge, if warranted. We determined that the significant inputs used to value these investments fall within Level 3 for fair value reporting. As a result of our assessments, we calculated an impairment charge based on market conditions and assumptions that existed at the time. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.

2016 —During the year ended December 31, 2016, we recognized impairment charges totaling $4.1 million on three properties with an aggregate fair value measurement of $33.0 million in order to reduce the carrying value of the properties to their estimated fair values less costs to sell. The fair value measurements for the properties, which are classified as held for sale, approximated their estimated selling prices (Note 4). Subsequent to December 31, 2016, we sold these properties (Note 15).

2015 — During the year ended December 31, 2015, we recognized an impairment charge of $6.1 million on a property with a fair value measurement of $8.0 million in order to reduce the carrying value of the property to its estimated fair value. Subsequent to December 31, 2016, we sold this property (Note 15).

Note 8. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are two main components of economic risk that impact us: interest rate risk and market risk. We are primarily subject to interest rate risk on our interest-bearing assets and liabilities, including the Senior Credit Facility (Note 9). Market risk includes changes in the value of our properties and related loans.

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

CWI 2016 10-K – 79

Notes to Consolidated Financial Statements

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

The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated		Asset Derivatives Fair Value at December 31,		Liability Derivatives Fair Value at December 31,
as Hedging Instruments	Balance Sheet Location	2016	2015	2016	2015
Interest rate caps	Other assets	$51	$117	$—	$—
Interest rate swaps	Other assets	48	109	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(2)	(716)
		$99	$226	$(2)	$(716)

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements. At both December 31, 2016 and 2015, no cash collateral had been posted nor received for any of our derivative positions.

We recognized unrealized losses of $1.1 million, $2.6 million and $3.0 million in Other comprehensive income (loss) on derivatives in connection with our interest rate swaps and caps during the years ended December 31, 2016, 2015 and 2014, respectively.

We reclassified losses of $1.0 million, $1.6 million and $1.7 million from Other comprehensive income (loss) on derivatives into interest expense during the years ended December 31, 2016, 2015 and 2014, respectively.

Amounts reported in Other comprehensive income (loss) related to interest rate swaps and caps will be reclassified to Interest expense as interest expense is incurred on our variable-rate debt. At December 31, 2016, we estimated that an additional $0.6 million, inclusive of amounts attributable to noncontrolling interests of $0.1 million, will be reclassified as Interest expense during the next 12 months related to our interest rate swaps and caps.

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

CWI 2016 10-K – 80

Notes to Consolidated Financial Statements

The interest rate swaps and caps that we had outstanding on our Consolidated Hotels at December 31, 2016 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of Instruments	Face Amount	Fair Value at
Interest Rate Derivatives			December 31, 2016
Interest rate caps	8	$304,270	$51
Interest rate swaps	2	68,460	46
			$97

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of December 31, 2016. At December 31, 2016, our total credit exposure was $0.1 million and the maximum exposure to any single counterparty was less than $0.1 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At December 31, 2016, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was less than $0.1 million and $0.8 million at December 31, 2016 and 2015, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at either December 31, 2016 or 2015, we could have been required to settle our obligations under these agreements at their aggregate termination value of less than $0.1 million and $0.8 million, respectively.

Note 9. Debt

Non-Recourse Debt

Our debt consists of mortgage notes payable, which are collateralized by the assignment of hotel properties. The following table presents the non-recourse debt, net on our Consolidated Hotel investments (dollars in thousands):

			Carrying Amount at December 31,
	Interest Rate Range	Current Maturity Date Ranges (a)	2016	2015
Fixed rate	3.6% - 6.5%	3/2018 - 9/2038	$1,084,987	$957,189
Variable rate (b)	2.9% - 7.8%	3/2017 - 12/2020	371,165	393,646
			$1,456,152	$1,350,835
___________

(a)	Many of our mortgage loans have extension options, which are subject to certain conditions. The maturity dates in the table do not reflect the extension options.

(b)
These mortgage loans have variable interest rates, which have effectively been capped or converted to fixed rates through the use of interest rate caps or swaps (Note 8). The interest rate range presented for these mortgage loans reflect the rates in effect at December 31, 2016 through the use of an interest rate cap or swap, when applicable.

Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and would be triggered under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a provision were triggered, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then retain all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. At December 31, 2016, the minimum debt service coverage ratio for the Holiday Inn Manhattan 6th Avenue Chelsea was not met, therefore, a cash management agreement was enacted that permits the lender to sweep the hotel’s excess cash flow.

Covenants

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage ratios. At December 31, 2016, we were in compliance with the applicable covenants for each of our mortgage loans.

CWI 2016 10-K – 81

Notes to Consolidated Financial Statements

Senior Credit Facility

As of December 31, 2016, we had a senior credit facility that provided for a $25.0 million senior unsecured revolving credit facility, or our Senior Credit Facility, inclusive of a $5.0 million letter of credit subfacility, and was used for our working capital needs as well as for other general corporate purposes. The Senior Credit Facility bore interest at the London Interbank Offered Rate, or LIBOR, plus 2.75%; however, if at any time our leverage ratio, as defined in the credit agreement, was greater than 65%, interest on loans under our Senior Credit Facility would increase to LIBOR plus 3.25%. Our Senior Credit Facility was scheduled to mature on December 4, 2017, but may be extended by us for one 12-month period, subject to the satisfaction of certain conditions and an extension fee of 0.25% (Note 15). At December 31, 2016, the outstanding balance under our Senior Credit Facility was $22.8 million. We paid a fee of 0.25% on the unused portion of our Senior Credit Facility.

The credit agreement, as amended, included customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter, as well as various customary affirmative and negative covenants. We were in compliance with all applicable covenants at December 31, 2016.

Financing Activity During 2016

In connection with our 2016 Acquisition (Note 4), we obtained $46.5 million in non-recourse mortgage financing, with a fixed interest rate of 4.5% and a maturity date of March 1, 2021. We recorded $0.4 million of deferred financing costs related to this loan.

During the year ended December 31, 2016, we refinanced four non-recourse mortgage loans totaling $309.0 million with new non-recourse mortgage loans totaling $379.0 million, which have a weighted-average interest rate of 3.9% and term of 4.8 years. We recognized an aggregate net loss on extinguishment of debt totaling $2.2 million on these refinancings.

Financing Activity During 2015

In connection with our 2015 Acquisitions (Note 4), we obtained $284.8 million in non-recourse mortgage financing, with a weighted-average annual interest rate of 3.9% and term of 5.8 years. We recorded $2.6 million of deferred financing costs related to these loans.

In connection with our acquisition of the Ritz-Carlton Key Biscayne in May 2015, we assumed a $164.0 million non-recourse mortgage loan with an annual interest rate of 6.09% and a maturity date of June 2017. We recorded a fair market value adjustment that resulted in a premium of $7.5 million, which was being amortized over the remaining term of the loan. We recorded $1.2 million of deferred financing costs related to this loan. This loan was refinanced in 2016.

During the year ended December 31, 2015, we refinanced two non-recourse mortgage loans totaling $25.5 million with new non-recourse mortgage loans totaling $27.0 million, with a weighted-average interest rate of 2.8% and term of 3 years. We recognized a net gain on extinguishment of debt of $1.8 million. We also drew down $7.0 million on an existing mortgage loan for renovations at the Marriott Boca Raton at Boca Center.

CWI 2016 10-K – 82

Notes to Consolidated Financial Statements

Scheduled Debt Principal Payments

Scheduled debt principal payments during each of the next five calendar years following December 31, 2016 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2017 (a)	$126,805
2018	220,161
2019	148,635
2020	194,553
2021	457,212
Thereafter through 2038	339,969
Total principal payments	1,487,335
Deferred financing costs (b)	(8,398)
Total	$1,478,937
__________

(a)	Includes $22.8 million outstanding under our Senior Credit Facility, which is scheduled to mature on December 4, 2017, unless extended pursuant to its terms (Note 15).

(b)	In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets to Non-recourse debt, net as of December 31, 2015 (Note 2).

Note 10. Commitments and Contingencies

At December 31, 2016, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position or results of operations.

Hotel Management Agreements

As of December 31, 2016, our Consolidated Hotel properties are operated pursuant to long-term management agreements with 12 different management companies, with initial terms ranging from three to 30 years. Each management company receives a base management fee, generally ranging from 1.5% to 3.5% of hotel revenues. Four of our management agreements contain the right and license to operate the hotels under specified brands. No separate franchise agreements exist and no separate franchise fee is required for these hotels. The management agreements that include the benefit of a franchise agreement incur a base management fee equal to 3.0% of hotel revenues. The management companies are generally also eligible to receive an incentive management fee, which is typically calculated as a percentage of operating profit, either (i) in excess of projections with a cap or (ii) after the owner has received a priority return on its investment in the hotel.

Franchise Agreements

As of December 31, 2016, we have 12 franchise agreements with Marriott owned brands, nine with Hilton owned brands, two with InterContinental Hotels owned brands and one with a Hyatt owned brand related to our Consolidated Hotels. The franchise agreements have initial terms ranging from 10 to 25 years. This number excludes four hotels that receive the benefits of a franchise agreement pursuant to management agreements, as discussed above. Our franchise agreements grant us the right to the use of the brand name, systems and marks with respect to specified hotels and establish various management, operational, record-keeping, accounting, reporting and marketing standards and procedures that the licensed hotel must comply with. In addition, the franchisor establishes requirements for the quality and condition of the hotel and its furniture, fixtures and equipment, and we are obligated to expend such funds as may be required to maintain the hotel in compliance with those requirements. Typically, our franchise agreements provide for a license fee, or royalty, of 3.0% to 7.0% of room revenues and, if applicable, 2.0% to 3.0% of food and beverage revenue. In addition, we generally pay 1.0% to 4.0% of room revenues as marketing and reservation system contributions for the system-wide benefit of brand hotels. Franchise fees are included in sales and marketing expense in our consolidated financial statements.

CWI 2016 10-K – 83

Notes to Consolidated Financial Statements

Renovation Commitments

Certain of our hotel franchise and loan agreements require us to make planned renovations to our Consolidated Hotels (Note 4). We do not currently expect to, and are not obligated to, fund any planned renovations on our Unconsolidated Hotels beyond our original investment.

At December 31, 2016, nine hotels were either undergoing renovation or in the planning stage of renovations, and we currently expect that six will be completed during the first half of 2017, one will be completed during the second half of 2017, one will be completed during the first half of 2018 and one will be completed during the second half of 2018. The following table summarizes our capital commitments related to our Consolidated Hotels (in thousands):

	December 31,
	2016	2015
Capital commitments	$84,325	$114,193
Less: paid	(43,179)	(54,164)
Unpaid commitments	41,146	60,029
Less: amounts in restricted cash designated for renovations	(13,136)	(35,769)
Unfunded commitments (a)	$28,010	$24,260
___________

(a)	Of our unfunded commitments at December 31, 2016 and 2015, approximately $5.3 million and $12.8 million, respectively, of unrestricted cash on our balance sheet was designated for renovations.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels, and typically ranges between 2% and 5% of the respective hotel’s total gross revenue. As of December 31, 2016 and 2015, $29.3 million and $37.1 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures.

Ground Lease Commitments

Three of our hotels are subject to ground leases. Scheduled future minimum ground lease payments during each of the next five calendar years following December 31, 2016 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2017	$3,181
2018	3,254
2019	3,328
2020	3,404
2021	3,482
Thereafter through 2106	651,118
Total	$667,767

For the years ended December 31, 2016, 2015 and 2014, we recorded rent expense of $3.8 million, $3.7 million and $2.9 million, respectively, inclusive of percentage rents of $0.7 million for each year, related to these ground leases, which are included in Property taxes, insurance, rent and other in the consolidated financial statements.

CWI 2016 10-K – 84

Notes to Consolidated Financial Statements

Note 11. Equity

Transfers to Noncontrolling Interests

On February 12, 2016, we acquired the remaining 25% interest in the Fairmont Sonoma Mission Inn & Spa Venture from an unaffiliated third party for $20.6 million, bringing our ownership interest to 100%. In connection with this transaction, we paid a fee to our Advisor of $0.5 million. Our acquisition of the additional interest in the venture is accounted for as an equity transaction, with no gain or loss recognized, and the components of accumulated other comprehensive loss are proportionately reallocated to us from the noncontrolling interest as presented in the consolidated statement of equity. The following table presents a reconciliation of the effect of transfers in noncontrolling interest (in thousands):

	Years Ended December 31,
	2016	2015	2014
Net loss attributable to CWI stockholders	$(8,753)	$(25,725)	$(32,732)
Transfers to noncontrolling interest
Decrease in CWI’s additional paid-in capital for purchase of remaining 25% membership interest in Fairmont Sonoma Mission Inn & Spa venture (a)	16,024	—	—
Net transfers to noncontrolling interest	16,024	—	—
Change from net income (loss) attributable to CWI and transfers to noncontrolling interest	$7,271	$(25,725)	$(32,732)
___________

(a)	Includes $0.5 million fee paid to our Advisor for the purchase of the remaining interest in the venture.

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Years Ended December 31,
Gains and Losses on Derivative Instruments	2016	2015	2014
Beginning balance	$(885)	$(517)	$(136)
Other comprehensive loss before reclassifications	(1,084)	(2,570)	(2,974)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	970	1,600	1,662
Equity in earnings of equity method investments in real estate	422	525	539
Total	1,392	2,125	2,201
Net current period other comprehensive income (loss)	308	(445)	(773)
Net current period other comprehensive loss attributable to noncontrolling interests	372	77	392
Reclassification to additional-paid in capital relating to purchase of remaining 25% membership interest in Fairmont Sonoma Mission Inn & Spa venture	(923)	—	—
Ending balance	$(1,128)	$(885)	$(517)

CWI 2016 10-K – 85

Notes to Consolidated Financial Statements

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

	Years Ended December 31,
	2016	2015	2014
Ordinary income	$0.2234	$0.1550	$0.0135
Capital gain	—	—	—
Return of capital	0.3466	0.4000	0.5365
Total distributions paid	$0.5700	$0.5550	$0.5500

During the fourth quarter of 2016, our board of directors declared a quarterly distribution of $0.1425 per share, which was paid on January 13, 2017 to stockholders of record on December 30, 2016, in the amount of $19.3 million.

Note 12. Share-Based Payments

We maintain the 2010 Equity Incentive Plan, which authorizes the issuance of shares of our common stock to our officers and officers and employees of the Subadvisor, who perform services on our behalf, and to any non-director members of the investment committee through stock-based awards. The 2010 Equity Incentive Plan provides for the grant of RSUs and dividend equivalent rights. We also maintain the Directors Incentive Plan — 2010 Incentive Plan, which authorizes the issuance of shares of our common stock to our independent directors. The Directors Incentive Plan — 2010 Incentive Plan provides for the grant of RSUs and dividend equivalent rights. A maximum of 4,000,000 shares may be granted, in the aggregate, under these two plans, of which 3,755,502 shares remain available for future grants at December 31, 2016.

A summary of the RSU activity for the years ended December 31, 2016, 2015 and 2014 follows:

	The Subadvisor		Independent Directors
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2014	42,810	$10.00	—	$—
Granted	50,000	10.00	18,000	10.00
Vested (a)	(15,811)	10.00	(18,000)	10.00
Forfeited	(5,688)	10.00	—	—
Nonvested at January 1, 2015	71,311	10.00	—	—
Granted	29,370	10.30	17,476	10.30
Vested (a)	(26,376)	10.00	(17,476)	10.30
Forfeited	—	—	—	—
Nonvested at January 1, 2016	74,305	10.12	—	—
Granted	41,744	10.66	16,886	10.66
Vested (a)	(35,557)	10.08	(16,886)	10.66
Forfeited	(8,663)	10.39	—	—
Nonvested at December 31, 2016 (b)	71,829	$10.42	—	$—
___________

(a)
RSUs issued to employees of the Subadvisor generally vest over three years, subject to continued employment, and RSUs issued to independent directors vested immediately. The total fair value of shares vested during the years ended December 31, 2016, 2015 and 2014 was $0.4 million, $0.4 million and $0.3 million, respectively.

(b)
We currently expect to recognize compensation expense totaling approximately $0.5 million over the vesting period. The awards to employees of the Subadvisor had a weighted-average remaining contractual term of 1.6 years at December 31, 2016.

CWI 2016 10-K – 86

Notes to Consolidated Financial Statements

For the years ended December 31, 2016, 2015 and 2014, we recognized share based payment expense of $0.6 million, $0.5 million and $0.4 million, respectively, associated with our awards. We have not recognized any income tax benefit in earnings for our share-based payment arrangements since the inception of our plans.

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

The components of our income tax provision for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Federal
Current	$2,383	$5,363	$3,809
Deferred	451	(384)	(771)
	2,834	4,979	3,038

State and Local
Current	801	1,835	1,099
Deferred	26	(47)	(291)
	827	1,788	808
Total Provision	$3,661	$6,767	$3,846

Deferred income taxes at December 31, 2016 and 2015 consist of the following (in thousands):

	At December 31,
	2016	2015
Deferred Tax Assets
Net operating loss carryforwards	$5,725	$1,902
Accrued vacation payable and deferred rent	1,740	1,567
Deferred revenue - key money	537	218
Gift card liability	361	270
Interest expense limitation	275	1,313
Other	661	472
Total deferred income taxes	9,299	5,742
Valuation allowance	(4,909)	(1,913)
Total deferred tax assets	4,390	3,829
Deferred Tax Liabilities
Villa rental management agreement	(7,240)	(1,616)
Other	(257)	(229)
Total deferred tax liabilities	(7,497)	(1,845)
Net Deferred Tax (Liability) Asset	$(3,107)	$1,984

CWI 2016 10-K – 87

Notes to Consolidated Financial Statements

A reconciliation of the provision for income taxes with the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the periods presented is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Pre-tax income from taxable subsidiaries	$4,764	$16,033	$8,275

Federal provision at statutory tax rate (35%)	$1,668	$5,612	$2,813
Valuation allowance	2,526	1,108	511
Income not subject to federal tax	(1,239)	(1,244)	—
State and local taxes, net of federal benefit	534	1,023	280
Non-deductible expenses	102	123	70
Other	70	145	172
Total provision	$3,661	$6,767	$3,846

As of December 31, 2016 and 2015, our taxable subsidiaries have recorded gross deferred tax assets of $14.4 million and $4.8 million, respectively, in connection with U.S. federal, state and local net operating losses. The utilization of net operating losses may be subject to certain limitations under the tax laws of the relevant jurisdiction. If not utilized, our federal and state and local net operating losses will begin to expire in 2034. As of December 31, 2016 and 2015, we recorded a valuation allowance of $4.9 million and $1.9 million, respectively, related to these net operating loss carryforwards and other deferred tax assets.

The net deferred tax (liability) asset in the table above is comprised of deferred tax asset balances, net of certain deferred tax liabilities and valuation allowances, of $2.1 million and $2.0 million at December 31, 2016 and 2015, respectively, which are included in Other assets, net in the consolidated balance sheets, and other deferred tax liability balances of $5.2 million and less than $0.1 million at December 31, 2016 and 2015, respectively, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

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

The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2016	2015
Beginning balance	$684	$—
(Deduction) addition based on tax positions related to prior years	(680)	684
Ending balance	$4	$684

At December 31, 2016, we had unrecognized tax benefits as presented in the table above that, if recognized, would have a favorable impact on our effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2016, we had accrued interest related to uncertain tax positions of less than $0.1 million.

Our tax returns are subject to audit by taxing authorities. The statute of limitations varies by jurisdiction and ranges from three to four years. Such audits can often take years to complete and settle. The tax years 2013 through 2016 remain open to examination by the major taxing jurisdictions to which we are subject.

CWI 2016 10-K – 88

Notes to Consolidated Financial Statements

Note 14. Selected Quarterly Financial Data (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2016 (a)	June 30, 2016 (a)	September 30, 2016 (a)	December 31, 2016 (a)
Revenues	$155,359	$173,576	$166,865	$155,295
Operating expenses (b)	147,301	152,822	146,671	145,461
Net (loss) income	(5,545)	4,237	1,458	(7,126)
(Income) loss attributable to noncontrolling interests	(5,371)	293	3,039	262
Net (loss) income attributable to CWI stockholders	$(10,916)	$4,530	$4,497	$(6,864)
Basic and diluted (loss) earnings per share attributable to CWI stockholders	$(0.08)	$0.03	$0.03	$(0.05)
Basic and diluted distributions declared per share	$0.1425	$0.1425	$0.1425	$0.1425

	Three Months Ended
	March 31, 2015 (a)	June 30, 2015 (a)	September 30, 2015 (a)	December 31, 2015 (a)
Revenue	$109,787	$136,191	$149,642	$146,483
Operating expenses (b)	108,956	126,574	135,403	147,233
Net (loss) income	(11,151)	907	(3,854)	(16,542)
(Income) loss attributable to noncontrolling interests	(803)	206	2,794	2,718
Net (loss) income attributable to CWI stockholders	$(11,954)	$1,113	$(1,060)	$(13,824)
Basic and diluted (loss) earnings per share attributable to CWI stockholders	$(0.09)	$0.01	$(0.01)	$(0.10)
Basic and diluted distributions declared per share	$0.1375	$0.1375	$0.1425	$0.1425
___________

(a)	Our results are not comparable year over year because of hotel acquisitions in 2015 and 2016.

(b)	Results include impairment charges of $3.7 million, $0.4 million and $6.1 million for the three months ended June 30, 2016, September 30, 2016 and December 31, 2015, respectively.

Note 15. Subsequent Events

Disposition

On February 1, 2017, we sold our 100% ownership interests in the Hampton Inn Frisco Legacy Park, the Hampton Inn Birmingham Colonnade and the Hilton Garden Inn Baton Rouge Airport to an unaffiliated third party, for a contractual sales price of $33.0 million and net proceeds of approximately $7.7 million.

Loans from Affiliate

Our board of directors and the board of directors of WPC approved in February 2017 and March 2017, respectively, unsecured loans to us of up to $25.0 million, or the WPC Line of Credit, at an interest rate equal to the rate at which WPC is able to borrow funds under its senior unsecured credit facility. The purpose of the WPC Line of Credit is to repay and terminate our Senior Credit Facility. Any such loans under the WPC Line of Credit are to be made solely at the discretion of WPC’s management. As of the date of this Report, we intend to borrow $25.0 million and simultaneously repay and terminate the Senior Credit Facility in the first quarter of 2017.

CWI 2016 10-K – 89

CAREY WATERMARK INVESTORS INCORPORATED
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2016, 2015, and 2014
(in thousands)

Description	Balance at Beginning of Year	Other Additions	Deductions	Balance at End of Year
Year Ended December 31, 2016
Valuation reserve for deferred tax assets	$1,913	$3,198	$(202)	$4,909

Year Ended December 31, 2015
Valuation reserve for deferred tax assets	$805	$1,120	$(12)	$1,913

Year Ended December 31, 2014
Valuation reserve for deferred tax assets	$294	$638	$(127)	$805

CWI 2016 10-K – 90

CAREY WATERMARK INVESTORS INCORPORATED
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (a)	Increase In Net Investments (b)	Gross Amount at which Carried at Close of Period (c)						Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total	Accumulated Depreciation (c)	Date of Construction	Date Acquired
Hampton Inn Boston Braintree	$11,754	$1,516	$10,626	$1,196	$—	$1,516	$11,822	$13,338	$1,622	2001	May 2012	4 ‒ 40 yrs.
Hilton Garden Inn New Orleans French Quarter/CBD	10,404	1,539	15,223	1,733	—	1,539	16,956	18,495	2,288	2004	Jun. 2012	4 ‒ 40 yrs.
Lake Arrowhead Resort and Spa	14,814	4,300	17,990	3,664	—	4,300	21,654	25,954	4,095	1982	Jul. 2012	4 ‒ 40 yrs.
Courtyard San Diego Mission Valley	48,157	16,200	65,452	1,470	—	16,200	66,922	83,122	7,307	1971	Dec. 2012	4 ‒ 40 yrs.
Hampton Inn Atlanta Downtown	12,678	3,062	13,627	432	—	3,062	14,059	17,121	1,442	1999	Feb. 2013	4 ‒ 40 yrs.
Hampton Inn Memphis Beale Street	20,398	5,509	23,645	371	—	5,509	24,016	29,525	2,476	1999	Feb. 2013	4 ‒ 40 yrs.
Courtyard Pittsburgh Shadyside	18,988	3,515	25,833	1,182	—	3,515	27,015	30,530	2,897	2003	Mar. 2013	4 ‒ 40 yrs.
Hutton Hotel Nashville	43,631	7,850	60,220	481	—	7,850	60,701	68,551	5,614	1961	May 2013	4 ‒ 40 yrs.
Holiday Inn Manhattan 6th Ave Chelsea	77,407	30,023	81,398	914	—	30,023	82,312	112,335	7,525	2008	Jun. 2013	4 ‒ 40 yrs.
Fairmont Sonoma Mission Inn & Spa	63,578	17,657	66,593	2,958	—	17,657	69,551	87,208	6,988	1927	Jul. 2013	4 ‒ 40 yrs.
Marriott Raleigh City Center	51,388	—	68,405	2,015	—	—	70,420	70,420	6,455	2008	Aug. 2013	4 ‒ 40 yrs.
Hawks Cay Resort	98,446	25,800	73,150	15,458	—	25,800	88,608	114,408	7,634	1960	Oct. 2013	4 ‒ 40 yrs.
Renaissance Chicago Downtown	89,763	—	132,198	26,745	—	—	158,943	158,943	13,505	1991	Dec. 2013	4 ‒ 40 yrs.
Hyatt Place Austin Downtown	56,292	9,100	73,700	24	—	9,100	73,724	82,824	5,071	2013	Apr. 2014	4 ‒ 40 yrs.
Courtyard Times Square West	54,713	—	87,438	90	—	—	87,528	87,528	5,694	2013	May 2014	4 ‒ 40 yrs.
Sheraton Austin Hotel at the Capitol	66,861	18,210	78,703	5,149	—	18,210	83,852	102,062	5,397	1986	May 2014	4 ‒ 40 yrs.
Marriott Boca Raton at Boca Center	40,367	11,500	46,149	3,900	—	11,500	50,049	61,549	3,337	1987	Jun. 2014	4 ‒ 40 yrs.
Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center	52,837	5,662	71,598	26	—	5,662	71,624	77,286	4,549	2013	Jun. 2014	4 ‒ 40 yrs.
Sanderling Resort	24,874	9,800	23,677	5,866	—	9,800	29,543	39,343	2,149	1985	Oct. 2014	4 ‒ 40 yrs.
Staybridge Suites Savannah Historic District	14,739	4,300	17,753	305	—	4,300	18,058	22,358	980	2006	Oct. 2014	4 ‒ 40 yrs.
Marriott Kansas City Country Club Plaza	38,367	5,100	48,748	8,268	—	5,100	57,016	62,116	2,805	1987	Nov. 2014	4 ‒ 40 yrs.
Westin Minneapolis	43,298	6,405	57,105	127	—	6,405	57,232	63,637	2,718	2007	Feb. 2015	4 ‒ 40 yrs.
Westin Pasadena	88,353	22,785	112,215	112	—	22,785	112,327	135,112	5,045	1989	Mar. 2015	4 ‒ 40 yrs.
Hilton Garden Inn/Homewood Suites Atlanta Midtown	37,793	5,700	47,680	109	—	5,700	47,789	53,489	2,015	2012	Apr. 2015	4 ‒ 40 yrs.
Ritz-Carlton Key Biscayne	189,763	117,200	154,182	1,268	3,404	118,657	157,397	276,054	6,459	2001	May 2015	4 ‒ 40 yrs.
Ritz-Carlton Fort Lauderdale	69,294	22,100	74,422	6,531	1,279	22,380	81,952	104,332	3,576	2007	Jun. 2015	4 ‒ 40 yrs.
Le Méridien Dallas, The Stoneleigh	44,470	9,400	57,989	1,257	21	9,400	59,267	68,667	1,715	1923	Nov. 2015	4 ‒ 40 yrs.
Equinox, a Luxury Collection Golf Resort & Spa	46,165	15,000	59,235	167	823	15,000	60,225	75,225	1,743	1853	Feb. 2016	4 ‒ 40 yrs.
	$1,429,592	$379,233	$1,664,954	$91,818	$5,527	$380,970	$1,760,562	$2,141,532	$123,101
_______________

CWI 2016 10-K – 91

(a)	Consists of the cost of improvements subsequent to acquisition, including construction costs primarily for renovations pursuant to our contractual obligations.

(b)
The increases in the net investments of the Ritz-Carlton Key Biscayne and the Ritz-Carlton For Lauderdale were due to out-of-period adjustments related to deferred tax liabilities (Note 2). The increases in the net investments of the Le Méridien Dallas, The Stoneleigh and the Equinox, a Luxury Collection Golf Resort & Spa were due to measurement period adjustments related to asset retirement obligations for the removal of asbestos and environmental waste.

(c)	A reconciliation of hotels and accumulated depreciation follows:

CWI 2016 10-K – 92

CAREY WATERMARK INVESTORS INCORPORATED
NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

	Reconciliation of Hotels
	Years Ended December 31,
	2016	2015	2014
Beginning balance	$2,064,909	$1,463,391	$821,551
Additions	79,763	687,183	632,046
Reclassification to Assets held for sale (a)	(38,823)	—	—
Improvements	35,683	41,264	9,794
Impairment charges	—	(6,143)	—
Disposition	—	(120,786)	—
Ending balance	$2,141,532	$2,064,909	$1,463,391

	Reconciliation of Accumulated Depreciation for Hotels
	Years Ended December 31,
	2016	2015	2014
Beginning balance	$76,078	$35,846	$10,550
Depreciation expense	50,774	41,056	25,296
Reclassification to Assets held for sale	(3,751)	—	—
Disposition	—	(824)	—
Ending balance	$123,101	$76,078	$35,846
___________

(a)	Includes $4.1 million of impairment charges recognized during the year ended December 31, 2016 related to properties included in Assets held for sale as of December 31, 2016 (Note 7).

At December 31, 2016, the aggregate cost of real estate that we and our consolidated subsidiaries own for federal income tax purposes was approximately $2.1 billion.

CWI 2016 10-K – 93

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2016 at a reasonable level of assurance.

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

We assessed the effectiveness of our internal control over financial reporting at December 31, 2016. In making this assessment, we used criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that, at December 31, 2016, our internal control over financial reporting was effective based on those criteria.

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

CWI 2016 10-K – 94

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for the 2017 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation.

This information will be contained in our definitive proxy statement for the 2017 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in our definitive proxy statement for the 2017 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for the 2017 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

This information will be contained in our definitive proxy statement for the 2017 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

CWI 2016 10-K – 95

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment and Restatement of Carey Watermark Investors Incorporated	Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 12, 2010

3.2	Bylaws of Carey Watermark Investors Incorporated filed on March 26, 2008	Incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-11 (File No. 333-149899), filed on March 26, 2008

4.1	Amended and Restated Distribution Reinvestment and Stock Purchase Plan	Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3D, filed on February 11, 2015

10.1	Agreement of Limited Partnership of CWI OP, LP dated September 15, 2010 by and between Carey Watermark Investors Incorporated and Carey Watermark Holdings, LLC	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 12, 2010

10.2	2010 Equity Incentive Plan	Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 12, 2010

10.3	Indemnification Agreement dated September 15, 2010, between Carey Watermark Investors Incorporated and CWA, LLC	Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 12, 2010

10.4	Form of Indemnification Agreement between Carey Watermark Investors Incorporated and its directors and executive officers	Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 12, 2010

10.5	Carey Watermark Investors Incorporated Directors’ Incentive Plan - 2010 Equity Incentive Plan	Incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 18, 2011

10.6	Form of Restricted Stock Unit Award Agreement	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 13, 2011

10.7	Limited Liability Company Operating Agreement of CWI-HRI French Quarter Hotel Property, LLC dated September 2, 2011 by and between CWI New Orleans Hotel, LLC and Guitar Partners LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on September 12, 2011

10.8	Limited Liability Company Operating Agreement of CWI-HRI New Orleans CBD Hotel, LLC dated as of June 8, 2012, by and between CWI New Orleans CBD Hotel, LLC and Eleventh Floor Lodging, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on June 14, 2012

10.9	Limited Liability Company Operating Agreement of CWI-AM Atlanta Perimeter Hotel, LLC, dated as of October 3, 2012, by and between CWI Atlanta Perimeter Hotel, LLC and the Arden-Marcus Perimeter LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on October 10, 2012

CWI 2016 10-K – 96

Exhibit No.	Description	Method of Filing
10.10	Limited Liability Company Operating Agreement of CWI-Fairmont Sonoma Hotel, LLC, by and between CWI Sonoma Hotel, LLC and Fairmont Hotels and Resorts (Maryland) LLC, dated as of July 10, 2013	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on July 16, 2013

10.11	Agreement for Sale and Purchase of Hotel Westin Minneapolis, dated as of January 8, 2015, by and between HEI Minneapolis LLC and CWI Minneapolis Hotel, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on April 30, 2015

10.12	Agreement for Sale and Purchase of Hotel Westin Pasadena, dated as of February 23, 2015, by and between HEI Pasadena LLC and CWI Pasadena Hotel, LP	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on April 30, 2015

10.13	First Amendment to Subadvisory Agreement, dated as of May 12, 2015, by and between Carey Lodging Advisors, LLC and CWA, LLC	Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q, filed on May 14, 2015

10.14	Agreement for Sale and Purchase of Hotel Le Méridien Dallas, The Stoneleigh, dated as of October 23, 2015, by and between HEI Stoneleigh Hotel LLC and CWI Dallas Hotel, LP.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on November 25, 2015

10.15	Agreement for Sale and Purchase of Hotel, dated as of December 11, 2015, by and between HEI Equinox LLC and CWI Manchester Hotel, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on February 23, 2016

10.16	First amendment to Agreement for Sale and Purchase of Hotel, dated as of February 12, 2016, by and between HEI Equinox LLC and CWI Manchester Hotel, LLC	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on February 23, 2016

10.17
Credit Agreement, dated as of December 4, 2015, by and among CWI OP, LP, as Borrower, Carey Watermark Investors Incorporated, as REIT Guarantor, the financial institutions party hereto and their assignees under Section 12.5., as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent.
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on December 7, 2015

10.18
First amendment to Credit Agreement, dated as of March 31, 2016, by and among CWI OP, LP as Borrower, Carey Watermark Investors Incorporated, as REIT Guarantor, the financial institutions party thereto, as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on April 5, 2016

10.19
Second amendment to Credit Agreement, dated as of May 26, 2016, by and among CWI OP, LP as Borrower, Carey Watermark Investors Incorporated, as REIT Guarantor, the financial institutions party thereto, as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent
Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 11, 2016

10.20	Amended and Restated Advisory Agreement, dated as of January 1, 2016, by and among Carey Watermark Investors Incorporated, CWI OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.14 to W. P. Carey’s Annual Report on Form 10-K (File No. 001-13779), filed on February 26, 2016

CWI 2016 10-K – 97

Exhibit No.	Description	Method of Filing
21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.4	Subadvisory Agreement dated September 15, 2010 by and between Carey Lodging Advisors, LLC and CWA, LLC	Incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-11 (File No. 333-191913) filed on December 17, 2013

101
The following materials from Carey Watermark Investors Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2016 and 2015, (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Equity for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, (vi) Notes to Consolidated Financial Statements, (vii) Schedule II — Valuation and Qualifying Accounts, (viii) Schedule III — Real Estate and Accumulated Depreciation, and (ix) Notes to Schedule III.
Filed herewith

CWI 2016 10-K – 98

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors Incorporated
Date:	March 16, 2017
		By:	/s/ Michael G. Medzigian
Michael G. Medzigian
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael G. Medzigian	Chief Executive Officer and Director	March 16, 2017
Michael G. Medzigian	(Principal Executive Officer)

/s/ ToniAnn Sanzone	Chief Financial Officer	March 16, 2017
ToniAnn Sanzone	(Principal Financial Officer)

/s/ Noah K. Carter	Chief Accounting Officer	March 16, 2017
Noah K. Carter	(Principal Accounting Officer)

/s/ Mark J. DeCesaris	Director	March 16, 2017
Mark J. DeCesaris

/s/ Charles S. Henry	Director	March 16, 2017
Charles S. Henry

/s/ Michael D. Johnson	Director	March 16, 2017
Michael D. Johnson

/s/ Robert E. Parsons, Jr.	Director	March 16, 2017
Robert E. Parsons, Jr.

/s/ William H. Reynolds, Jr.	Director	March 16, 2017
William H. Reynolds, Jr.

CWI 2016 10-K – 99

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment and Restatement of Carey Watermark Investors Incorporated	Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 12, 2010

3.2	Bylaws of Carey Watermark Investors Incorporated filed on March 26, 2008	Incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-11 (File No. 333-149899), filed on March 26, 2008

4.1	Amended and Restated Distribution Reinvestment and Stock Purchase Plan	Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3D, filed on February 11, 2015

10.1	Agreement of Limited Partnership of CWI OP, LP dated September 15, 2010 by and between Carey Watermark Investors Incorporated and Carey Watermark Holdings, LLC	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 12, 2010

10.2	2010 Equity Incentive Plan	Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 12, 2010

10.3	Indemnification Agreement dated September 15, 2010, between Carey Watermark Investors Incorporated and CWA, LLC	Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 12, 2010

10.4	Form of Indemnification Agreement between Carey Watermark Investors Incorporated and its directors and executive officers	Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 12, 2010

10.5	Carey Watermark Investors Incorporated Directors’ Incentive Plan - 2010 Equity Incentive Plan	Incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 18, 2011

10.6	Form of Restricted Stock Unit Award Agreement	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 13, 2011

10.7	Limited Liability Company Operating Agreement of CWI-HRI French Quarter Hotel Property, LLC dated September 2, 2011 by and between CWI New Orleans Hotel, LLC and Guitar Partners LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on September 12, 2011

10.8	Limited Liability Company Operating Agreement of CWI-HRI New Orleans CBD Hotel, LLC dated as of June 8, 2012, by and between CWI New Orleans CBD Hotel, LLC and Eleventh Floor Lodging, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on June 14, 2012

10.9	Limited Liability Company Operating Agreement of CWI-AM Atlanta Perimeter Hotel, LLC, dated as of October 3, 2012, by and between CWI Atlanta Perimeter Hotel, LLC and the Arden-Marcus Perimeter LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on October 10, 2012

Exhibit No.	Description	Method of Filing
10.10	Limited Liability Company Operating Agreement of CWI-Fairmont Sonoma Hotel, LLC, by and between CWI Sonoma Hotel, LLC and Fairmont Hotels and Resorts (Maryland) LLC, dated as of July 10, 2013	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on July 16, 2013

10.11	Agreement for Sale and Purchase of Hotel Westin Minneapolis, dated as of January 8, 2015, by and between HEI Minneapolis LLC and CWI Minneapolis Hotel, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on April 30, 2015

10.12	Agreement for Sale and Purchase of Hotel Westin Pasadena, dated as of February 23, 2015, by and between HEI Pasadena LLC and CWI Pasadena Hotel, LP	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on April 30, 2015

10.13	First Amendment to Subadvisory Agreement, dated as of May 12, 2015, by and between Carey Lodging Advisors, LLC and CWA, LLC	Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q, filed on May 14, 2015

10.14	Agreement for Sale and Purchase of Hotel Le Méridien Dallas, The Stoneleigh, dated as of October 23, 2015, by and between HEI Stoneleigh Hotel LLC and CWI Dallas Hotel, LP.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on November 25, 2015

10.15	Agreement for Sale and Purchase of Hotel, dated as of December 11, 2015, by and between HEI Equinox LLC and CWI Manchester Hotel, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on February 23, 2016

10.16	First amendment to Agreement for Sale and Purchase of Hotel, dated as of February 12, 2016, by and between HEI Equinox LLC and CWI Manchester Hotel, LLC	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed on February 23, 2016

10.17
Credit Agreement, dated as of December 4, 2015, by and among CWI OP, LP, as Borrower, Carey Watermark Investors Incorporated, as REIT Guarantor, the financial institutions party hereto and their assignees under Section 12.5., as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent.
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on December 7, 2015

10.18
First amendment to Credit Agreement, dated as of March 31, 2016, by and among CWI OP, LP as Borrower, Carey Watermark Investors Incorporated, as REIT Guarantor, the financial institutions party thereto, as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on April 5, 2016

10.19
Second amendment to Credit Agreement, dated as of May 26, 2016, by and among CWI OP, LP as Borrower, Carey Watermark Investors Incorporated, as REIT Guarantor, the financial institutions party thereto, as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent
Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 11, 2016

10.20	Amended and Restated Advisory Agreement, dated as of January 1, 2016, by and among Carey Watermark Investors Incorporated, CWI OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.14 to W. P. Carey’s Annual Report on Form 10-K (File No. 001-13779), filed on February 26, 2016

Exhibit No.	Description	Method of Filing
21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.4	Subadvisory Agreement dated September 15, 2010 by and between Carey Lodging Advisors, LLC and CWA, LLC	Incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-11 (File No. 333-191913) filed on December 17, 2013

101
The following materials from Carey Watermark Investors Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2016 and 2015, (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Equity for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, (vi) Notes to Consolidated Financial Statements, (vii) Schedule II — Valuation and Qualifying Accounts, (viii) Schedule III — Real Estate and Accumulated Depreciation, and (ix) Notes to Schedule III.
Filed herewith