Form 10-Q
period 2017-03-31
Carey Watermark Investors Inc
filed 2017-05-12
CIK 1430259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
(Do not check if a smaller reporting company)

Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Registrant has 136,562,838 shares of common stock, $0.001 par value, outstanding at May 5, 2017.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements, as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 16, 2017, or the 2016 Annual Report. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

CWI 3/31/2017 10-Q – 1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
Assets
Investments in real estate:
Hotels, at cost	$2,285,987	$2,290,542
Accumulated depreciation	(191,451)	(176,423)
Net investments in hotels	2,094,536	2,114,119
Assets held for sale (Note 4)	12,885	35,023
Equity investments in real estate	75,520	75,928
Cash	65,844	61,762
Intangible assets, net	79,682	80,117
Accounts receivable	29,212	23,879
Restricted cash	53,516	56,496
Other assets	28,498	29,620
Total assets	$2,439,693	$2,476,944
Liabilities and Equity
Liabilities:
Non-recourse debt, net, including debt attributable to Assets held for sale (Note 4)	$1,424,593	$1,456,152
Senior Credit Facility	—	22,785
Accounts payable, accrued expenses and other liabilities	115,468	112,033
Due to related parties and affiliates	25,591	2,628
Other liabilities held for sale (Note 4)	301	797
Distributions payable	19,477	19,292
Total liabilities	1,585,430	1,613,687
Commitments and contingencies (Note 10)
Equity:
CWI stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized; 136,677,455 and 135,379,038 shares, respectively, issued and outstanding	137	135
Additional paid-in capital	1,139,766	1,125,835
Distributions and accumulated losses	(351,637)	(326,748)
Accumulated other comprehensive loss	(1,024)	(1,128)
Total CWI stockholders’ equity	787,242	798,094
Noncontrolling interests	67,021	65,163
Total equity	854,263	863,257
Total liabilities and equity	$2,439,693	$2,476,944

See Notes to Consolidated Financial Statements.

CWI 3/31/2017 10-Q – 2

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues
Hotel Revenues
Rooms	$104,351	$106,109
Food and beverage	42,186	37,000
Other operating revenue	13,167	12,250
Total Hotel Revenues	159,704	155,359
Operating Expenses
Hotel Expenses
Rooms	23,516	22,578
Food and beverage	29,280	26,690
Other hotel operating expenses	7,143	7,021
Property taxes, insurance, rent and other	16,364	17,508
Sales and marketing	15,154	14,948
General and administrative	13,982	13,544
Management fees	5,565	5,525
Repairs and maintenance	5,231	5,120
Utilities	4,099	3,874
Depreciation and amortization	20,244	19,600
Total Hotel Expenses	140,578	136,408

Other Operating Expenses
Asset management fees to affiliate and other expenses	4,047	3,772
Corporate general and administrative expenses	2,509	3,394
Acquisition-related expenses	—	3,727
Total Other Operating Expenses	6,556	10,893
Operating Income	12,570	8,058
Other Income and (Expenses)
Interest expense	(16,306)	(16,017)
Equity in earnings of equity method investments in real estate	2,985	2,302
Net loss on extinguishment of debt (Note 9)	(141)	(1,064)
Other income	26	5
Total Other Income and (Expenses)	(13,436)	(14,774)
Loss from Operations Before Income Taxes and Loss on Sale of Real Estate	(866)	(6,716)
Benefit from income taxes	286	1,171
Loss from Operations Before Loss on Sale of Real Estate	(580)	(5,545)
Loss on sale of real estate, net of tax	(352)	—
Net Loss	(932)	(5,545)
Income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $1,701 and $2,507, respectively)	(4,480)	(5,371)
Net Loss Attributable to CWI Stockholders	$(5,412)	$(10,916)
Basic and Diluted Loss Per Share	$(0.04)	$(0.08)
Basic and Diluted Weighted-Average Shares Outstanding	136,320,288	133,622,187

Distributions Declared Per Share	$0.1425	$0.1425

See Notes to Consolidated Financial Statements.

CWI 3/31/2017 10-Q – 3

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Net Loss	$(932)	$(5,545)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on derivative instruments	105	(913)
Comprehensive Loss	(827)	(6,458)

Amounts Attributable to Noncontrolling Interests
Net income	(4,480)	(5,371)
Unrealized (gain) loss on derivative instruments	(1)	369
Comprehensive income attributable to noncontrolling interests	(4,481)	(5,002)
Comprehensive Loss Attributable to CWI Stockholders	$(5,308)	$(11,460)

See Notes to Consolidated Financial Statements.

CWI 3/31/2017 10-Q – 4

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Three Months Ended March 31, 2017 and 2016
(in thousands, except share and per share amounts)

	CWI Stockholders
	Shares	Common Stock	Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CWI Stockholders	Noncontrolling Interests	Total
Balance at January 1, 2017	135,379,038	$135	$1,125,835	$(326,748)	$(1,128)	$798,094	$65,163	$863,257
Net (loss) income				(5,412)		(5,412)	4,480	(932)
Shares issued, net of offering costs	1,077,564	1	11,486			11,487		11,487
Shares issued to affiliates	220,853	1	2,354			2,355		2,355
Distributions to noncontrolling interests						—	(2,623)	(2,623)
Shares issued under share incentive plans			91			91		91
Distributions declared ($0.1425 per share)				(19,477)		(19,477)		(19,477)
Other comprehensive income:
Net unrealized gain on derivative instruments					104	104	1	105
Balance at March 31, 2017	136,677,455	$137	$1,139,766	$(351,637)	$(1,024)	$787,242	$67,021	$854,263

Balance at January 1, 2016	132,686,254	$134	$1,112,640	$(241,379)	$(885)	$870,510	$84,937	$955,447
Net (loss) income				(10,916)		(10,916)	5,371	(5,545)
Shares issued, net of offering costs	1,129,614	1	11,636			11,637		11,637
Distributions to noncontrolling interests						—	(3,779)	(3,779)
Shares issued under share incentive plans			93			93		93
Purchase of membership interest from noncontrolling interest			(16,024)		(923)	(16,947)	(4,174)	(21,121)
Distributions declared ($0.1425 per share)				(19,027)		(19,027)		(19,027)
Other comprehensive loss:
Net unrealized loss on derivative instruments					(544)	(544)	(369)	(913)
Repurchase of shares	(295,452)	(1)	(2,983)			(2,984)		(2,984)
Balance at March 31, 2016	133,520,416	$134	$1,105,362	$(271,322)	$(2,352)	$831,822	$81,986	$913,808

See Notes to Consolidated Financial Statements.

CWI 3/31/2017 10-Q – 5

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows — Operating Activities
Net loss	$(932)	$(5,545)
Adjustments to net loss:
Depreciation and amortization	20,244	19,600
Asset management fees to affiliates settled in shares	3,614	—
Straight-line rent adjustments	1,306	1,324
Amortization of deferred financing costs, fair market value of debt, ground lease intangible and other	825	(66)
Loss on sale of real estate (Note 4)	352	—
Equity in earnings of equity method investments in real estate in excess of distributions received	(339)	(1,658)
Net loss on extinguishment of debt (Note 9)	138	668
Amortization of stock-based compensation expense	91	93
Net changes in other operating assets and liabilities	(3,038)	(1,489)
(Decrease) increase in due to related parties and affiliates	(750)	56
Receipt of key money and other deferred incentive payments	—	1,050
Net Cash Provided by Operating Activities	21,511	14,033

Cash Flows — Investing Activities
Funds released from escrow	28,622	39,621
Funds placed in escrow	(26,200)	(36,545)
Capital expenditures	(10,322)	(18,984)
Proceeds from the sale of investments (Note 4)	7,410	—
Distributions received from equity investments in excess of equity income	670	999
Repayments of loan receivable	67	—
Acquisitions of hotels	—	(74,224)
Deposits released for hotel investments	—	5,718
Net Cash Provided by (Used in) Investing Activities	247	(83,415)

Cash Flows — Financing Activities
Proceeds from note payable to affiliate	22,835	—
Repayment of Senior Credit Facility	(22,785)	(15,000)
Scheduled payments and prepayments of mortgage principal	(20,880)	(124,440)
Distributions paid	(19,292)	(18,909)
Proceeds from mortgage financing	15,500	210,500
Proceeds from issuance of shares, net of offering costs	11,487	11,635
Distributions to noncontrolling interests	(2,623)	(3,779)
Deposits for mortgage financing	(1,510)	—
Deferred financing costs	(431)	(2,306)
Deposits released for mortgage financing	100	1,850
Scheduled payments of loan	(77)	—
Proceeds from Senior Credit Facility	—	30,000
Purchase of membership interest from noncontrolling interest (Note 11)	—	(21,121)
Repurchase of shares	—	(2,984)
Termination of interest rate swap	—	(1,221)
Purchase of interest rate caps	—	(74)
Net Cash (Used in) Provided by Financing Activities	(17,676)	64,151

Change in Cash During the Period
Net increase (decrease) in cash	4,082	(5,231)
Cash, beginning of period	61,762	83,112
Cash, end of period	$65,844	$77,881
See Notes to Consolidated Financial Statements.

CWI 3/31/2017 10-Q – 6

CAREY WATERMARK INVESTORS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business

Organization

Carey Watermark Investors Incorporated, or CWI, is, together with its consolidated subsidiaries, a publicly-owned, non-listed real estate investment trust, or REIT, that invests in, and through our advisor, manages and seeks to enhance the value of, interests in lodging and lodging-related properties primarily in the United States. We conduct substantially all of our investment activities and own all of our assets through CWI OP, LP, or the Operating Partnership. We are a general partner and a limited partner of, and own a 99.985% capital interest in, the Operating Partnership. Carey Watermark Holdings, LLC, or Carey Watermark Holdings, which is owned indirectly by both W. P. Carey Inc., or WPC, and Watermark Capital Partners, LLC, or Watermark Capital Partners, holds a special general partner interest in the Operating Partnership.

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

We held ownership interests in 32 hotels at March 31, 2017. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 — Portfolio Overview for a complete listing of the hotels that we consolidate, or our Consolidated Hotels, and the hotels that we record as equity investments, or our Unconsolidated Hotels, at March 31, 2017.

Public Offerings

We raised $575.8 million through our initial public offering, which ran from September 15, 2010 through September 15, 2013, and $577.4 million through our follow-on offering, which ran from December 20, 2013 through December 31, 2014. In addition, from inception through March 31, 2017, $136.0 million of distributions were reinvested in our common stock as a result of our distribution reinvestment plan, or DRIP. We have fully invested the proceeds from both our initial public offering and follow-on offering.

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

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position, results of operations and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2016, which are included in our 2016 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

CWI 3/31/2017 10-Q – 7

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

When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a variable interest entity, or VIE, and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. We apply accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain decision-making rights within a loan or joint-venture agreement can cause us to consider an entity a VIE. Limited partnerships and other similar entities which operate as a partnership will be considered a VIE unless the limited partners hold substantive kick-out rights or participation rights. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE, and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of the VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The liabilities of these VIEs are non-recourse to us and can only be satisfied from each VIE’s respective assets.

At both March 31, 2017 and December 31, 2016, we considered five entities to be VIEs, four of which we consolidated as we are considered the primary beneficiary. The following table presents a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets (in thousands):

	March 31, 2017	December 31, 2016
Net investments in hotels	$517,398	$518,335
Intangible assets, net	39,250	39,451
Total assets	592,210	587,608

Non-recourse debt, net	$341,204	$341,082
Total liabilities	374,247	372,991

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model that changes the basis for deciding when revenue is recognized over time or at a point in time and expands the disclosures about revenue. The new guidance also applies to sales of real estate and the new principles-based approach is largely based on the transfer of control of the real estate to the buyer. The guidance is effective for annual reporting periods beginning after December 15, 2017, and the interim periods within those annual periods. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. We expect to adopt this new standard on January 1, 2018 using the modified retrospective transition method. Based on our assessment, the adoption of this standard will not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Additionally, the new standard requires extensive quantitative and qualitative disclosures. ASU 2016-02 is effective for U.S. GAAP public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; for all other entities, the final lease standard will be effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application will be permitted for all entities. The new standard must be adopted using a modified retrospective transition of the new guidance and provides for certain practical expedients. Transition will require application of the new model at the beginning of the earliest

CWI 3/31/2017 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

comparative period presented. We are in the process of evaluating the impact of the new standard and have not yet determined if it will have a material impact on our business or our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 intends to reduce diversity in practice for certain cash flow classifications, including, but not limited to (i) debt prepayment or debt extinguishment costs, (ii) contingent consideration payments made after a business combination, (iii) proceeds from the settlement of insurance claims, and (iv) distributions received from equity method investees. ASU 2016-15 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early application of the guidance permitted. We are in the process of evaluating the impact of adopting ASU 2016-15 on our consolidated financial statements and will adopt the standard for the fiscal year beginning January 1, 2018.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. ASU 2016-17 changes how a reporting entity that is a decision maker should consider indirect interests in a VIE held through an entity under common control. If a decision maker must evaluate whether it is the primary beneficiary of a VIE, it will only need to consider its proportionate indirect interest in the VIE held through a common control party. ASU 2016-17 amends ASU 2015-02, which we adopted on January 1, 2016, and which currently directs the decision maker to treat the common control party’s interest in the VIE as if the decision maker held the interest itself. ASU 2016-17 is effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We adopted ASU 2016-17 as of January 1, 2017 on a prospective basis. The adoption of this standard did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 intends to reduce diversity in practice for the classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We are in the process of evaluating the impact of adopting ASU 2016-18 on our consolidated financial statements and will adopt the standard for the fiscal year beginning January 1, 2018.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions across all industries. The guidance is effective for annual reporting periods beginning after December 15, 2017, and the interim periods within those annual periods. We expect to adopt this new guidance on January 1, 2018. We are in the process of evaluating whether this ASU will have a material impact on our consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). ASU 2017-05 clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments define the term “in substance nonfinancial asset,” in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. If substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of Subtopic 610-20. This amendment also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent company may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. ASU 2017-05 is effective for periods beginning after December 15, 2017, with early application permitted for fiscal years beginning after December 15, 2016. We are in the process of evaluating the impact of ASU 2017-05 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

CWI 3/31/2017 10-Q – 9

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

The following tables present a summary of fees we paid, expenses we reimbursed and distributions we made to our Advisor, the Subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

	Three Months Ended March 31,
	2017	2016
Amounts Included in the Consolidated Statements of Operations
Asset management fees	$3,614	$3,470
Available Cash Distributions	1,701	2,507
Personnel and overhead reimbursements	1,424	1,975
Disposition fees (Note 4)	83	—
Interest expense	12	—
Acquisition fees	—	2,158
	$6,834	$10,110

Other Transaction Fees Incurred
Capitalized loan refinancing fees	$—	$500
Advisor fee for purchase of membership interest (Note 11)	—	527
	$—	$1,027

The following table presents a summary of the amounts included in Due to related parties and affiliates in the consolidated financial statements (in thousands):

	March 31, 2017	December 31, 2016
Amounts Due to Related Parties and Affiliates
Note payable to WPC	$22,847	$—
Other amounts due to our Advisor	1,342	1,202
Reimbursable costs	1,257	1,311
Due to joint venture partners and other	145	115
	$25,591	$2,628

Asset Management Fees, Dispositions Fees and Loan Refinancing Fees

We pay our Advisor an annual asset management fee equal to 0.5% of the aggregate Average Market Value of our Investments, both as defined in our advisory agreement with our Advisor. Our Advisor is also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property, as well as a loan refinancing fee of up to 1.0% of the principal amount of a refinanced loan, if certain conditions described in the advisory agreement are met. If our Advisor elects to receive all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV. At our Advisor’s election, we paid our asset management fees in shares of our common stock for the three months ended March 31, 2017 and in cash for the three months ended March 31, 2016. For the three months ended March 31, 2017, $2.4 million in asset management fees were settled in shares of our common stock. No such fees were settled in shares during the three months ended March 31, 2016. At March 31, 2017, our Advisor owned 1,721,881 shares (1.3%) of our outstanding common stock. Asset management fees are included in Asset management fees to affiliate and other expenses in the consolidated financial statements.

CWI 3/31/2017 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

Available Cash Distributions

Carey Watermark Holdings’ special general partner interest entitles it to receive distributions of 10% of Available Cash, as defined in the limited partnership agreement of the Operating Partnership, or Available Cash Distributions, generated by the Operating Partnership, subject to certain limitations. In addition, in the event of the dissolution of the Operating Partnership, Carey Watermark Holdings will be entitled to receive distributions of up to 15% of any net proceeds, provided certain return thresholds are met for the initial investors in the Operating Partnership. Available Cash Distributions are included in Loss (income) attributable to noncontrolling interests in the consolidated financial statements.

Personnel and Overhead Reimbursements/Reimbursable Costs

Under the terms of the advisory agreement, our Advisor generally allocates expenses of dedicated and shared resources, including the cost of personnel, rent and related office expenses, between us and our affiliate, Carey Watermark Investors 2 Incorporated, or CWI 2, based on total pro rata hotel revenues on a quarterly basis. Pursuant to the subadvisory agreement, after we reimburse our Advisor, it will subsequently reimburse the Subadvisor for personnel costs and other charges, including the services of our Chief Executive Officer, subject to the approval of our board of directors. We have also granted restricted stock units to employees of the Subadvisor pursuant to our 2010 Equity Incentive Plan. These reimbursements are included in Corporate general and administrative expenses and Due to related parties and affiliates in the consolidated financial statements.

Acquisition Fees to our Advisor

We pay our Advisor acquisition fees of 2.5% of the total investment cost of the properties acquired, as defined in our advisory agreement, described above, including on our proportionate share of equity method investments and loans originated by us. The total fees to be paid may not exceed 6% of the aggregate contract purchase price of all investments and loans, as measured over a period specified in our advisory agreement.

Note Payable to WPC and Other Transactions with Affiliates

During the three months ended March 31, 2017, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us of up to $25.0 million, or the WPC Line of Credit, at an interest rate equal to the rate at which WPC is able to borrow funds under its senior unsecured credit facility for the purpose of replacing our Senior Credit Facility (Note 9). Any such loans under the WPC Line of Credit are made solely at the discretion of WPC’s management. On March 23, 2017, we borrowed $22.8 million from WPC at the London Interbank Offered Rate, or LIBOR, plus 1.0% and a maturity date of March 22, 2018 and simultaneously repaid and terminated our Senior Credit Facility. At March 31, 2017, the amount due to WPC was $22.8 million, including accrued interest. The interest expense on these notes payable to our affiliate is included in Interest expense on the consolidated statements of operations.

Other Amounts Due to Our Advisor

This balance primarily represents asset management fees payable at March 31, 2017 and December 31, 2016.

Due to Joint Venture Partners and Other

This balance is primarily comprised of amounts due from consolidated joint ventures to our joint venture partners.

Jointly Owned Investments and Other Transactions with Affiliates

At March 31, 2017, we owned interests in two jointly-owned investments with CWI 2: the Ritz-Carlton Key Biscayne, a Consolidated Hotel, and the Marriott Sawgrass Golf Resort & Spa, an Unconsolidated Hotel. CWI 2 is a publicly owned, non-listed REIT that is also advised by our Advisor and invests in lodging and lodging-related properties.

CWI 3/31/2017 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Net Investments in Hotels

Net investments in hotels are summarized as follows (in thousands):

	March 31, 2017	December 31, 2016
Buildings	$1,653,268	$1,670,895
Land	379,453	380,970
Furniture, fixtures and equipment	119,863	122,155
Building and site improvements	99,116	89,667
Construction in progress	34,287	26,855
Hotels, at cost	2,285,987	2,290,542
Less: Accumulated depreciation	(191,451)	(176,423)
Net investments in hotels	$2,094,536	$2,114,119

During the three months ended March 31, 2017, we retired fully depreciated furniture, fixtures and equipment aggregating $2.6 million.

Property Dispositions and Assets and Liabilities Held for Sale

On February 1, 2017, we sold our 100% ownership interests in each of the Hampton Inn Frisco Legacy Park, the Hampton Inn Birmingham Colonnade and the Hilton Garden Inn Baton Rouge Airport to an unaffiliated third party for a contractual sales price of $33.0 million and net proceeds of approximately $7.4 million. The seller assumed the outstanding non-recourse debt on the three properties totaling $26.5 million. We recognized a loss on sale of $0.4 million during the three months ended March 31, 2017. These three properties comprised the held for sale balance at December 31, 2016.

At March 31, 2017, we had one property classified as held for sale as it is probable that this property will be sold within one year from March 31, 2017. There can be no assurance that the property will be sold at the contracted price, or at all.

Below is a summary of our assets and liabilities held for sale (in thousands):

	March 31, 2017	December 31, 2016
Net investments in hotels	$12,091	$32,300
Restricted cash	597	2,089
Accounts receivable	129	169
Other assets	68	465
Assets held for sale	$12,885	$35,023

Non-recourse debt, net attributable to Assets held for sale	$11,800	$26,560

Accounts payable, accrued expenses and other liabilities	$301	$789
Due to related parties and affiliates	—	8
Other liabilities held for sale	$301	$797

The results of operations for properties that have been sold or classified as held for sale are included in the consolidated financial statements and are summarized as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenues	$1,702	$3,718
Expenses	(2,244)	(3,703)
Benefit from income taxes	—	43
(Loss) income from continuing operations from properties classified as held for sale or sold, net of income taxes	$(542)	$58

CWI 3/31/2017 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

Construction in Progress

At March 31, 2017 and December 31, 2016, construction in progress, recorded at cost, was $34.3 million and $26.9 million, respectively, and related primarily to renovations at the Ritz-Carlton Key Biscayne and the Westin Pasadena (Note 10). We capitalize interest expense and certain other costs, such as property taxes, property insurance, utilities expense and hotel incremental labor costs, related to hotels undergoing major renovations. We capitalized $0.4 million and $0.3 million of such costs during the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017 and December 31, 2016, accrued capital expenditures were $4.4 million and $2.3 million, respectively, representing non-cash investing activity.

Note 5. Equity Investments in Real Estate

At March 31, 2017, we owned equity interests in four Unconsolidated Hotels, three with unrelated third parties and one with CWI 2. We do not control the ventures that own these hotels, but we exercise significant influence over them. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to our Advisor that we incur and other-than-temporary impairment charges, if any).

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

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these ventures are affected by the timing and nature of distributions (dollars in thousands):

Unconsolidated Hotels	State	Number of Rooms	% Owned	Acquisition Date	Hotel Type	Carrying Value at
						March 31, 2017	December 31, 2016
Hyatt Centric French Quarter Venture (a)	LA	254	80%	9/6/2011	Full-service	$690	$664
Westin Atlanta Venture (b)	GA	372	57%	10/3/2012	Full-service	5,490	5,795
Marriott Sawgrass Golf Resort & Spa Venture (c) (d)	FL	514	50%	4/1/2015	Resort	30,845	31,208
Ritz-Carlton Philadelphia Venture (e)	PA	301	60%	5/15/2015	Full-service	38,495	38,261
		1,441				$75,520	$75,928
___________

(a)	We received cash distributions of $0.4 million from this investment during the three months ended March 31, 2017.

(b)	We received cash distributions of $0.6 million from this investment during the three months ended March 31, 2017.

(c)	We received cash distributions of $1.8 million from this investment during the three months ended March 31, 2017.

(d)
This investment is considered a VIE (Note 2). We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence but does not give us power over decisions that significantly affect the economic performance of the entity.

(e)	We received cash distributions of $0.6 million from this investment during the three months ended March 31, 2017.

CWI 3/31/2017 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth our share of equity in earnings from our Unconsolidated Hotels, which are based on the hypothetical liquidation at book value model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended March 31,
Venture	2017	2016
Marriott Sawgrass Golf Resort & Spa Venture	$1,385	$1,126
Ritz-Carlton Philadelphia Venture	806	644
Hyatt Centric French Quarter Venture	475	240
Westin Atlanta Venture	319	292
Total equity in earnings of equity method investments in real estate	$2,985	$2,302

No other-than-temporary impairment charges related to our investments in these ventures were recognized during the three months ended March 31, 2017 or 2016.

At March 31, 2017 and December 31, 2016, the unamortized basis differences on our equity investments were $3.2 million and $3.3 million, respectively. Net amortization of the basis differences reduced the carrying values of our equity investments by $0.1 million during both the three months ended March 31, 2017 and 2016.

The following tables present combined summarized financial information of our Marriott Sawgrass Golf Resort & Spa Venture and Ritz-Carlton Philadelphia Venture. Amounts provided are the total amounts attributable to the ventures and does not represent our proportionate share (in thousands):

	March 31, 2017	December 31, 2016
Real estate, net	$243,029	$244,106
Other assets	20,548	19,882
Total assets	263,577	263,988
Debt	136,676	136,575
Other liabilities	26,773	23,394
Total liabilities	163,449	159,969
Members’ equity	$100,128	$104,019

	Three Months Ended March 31,
	2017	2016
Revenues	$24,674	$19,794
Expenses	(24,451)	(19,204)
Net income attributable to equity method investment	$223	$590

CWI 3/31/2017 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

Note 6. Intangible Assets and Liabilities

Intangible assets and liabilities, included in Intangible assets, net and Accounts payable, accrued expenses and other liabilities, respectively, in the consolidated financial statements, are summarized as follows (dollars in thousands):

		March 31, 2017			December 31, 2016
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Villa/condo rental programs	45 – 55	$72,400	$(3,886)	$68,514	$72,400	$(3,510)	$68,890
Below-market hotel ground leases and parking garage lease	10 – 93	11,655	(580)	11,075	11,655	(531)	11,124
In-place leases	2 – 21	235	(142)	93	235	(132)	103
Total intangible assets, net		$84,290	$(4,608)	$79,682	$84,290	$(4,173)	$80,117

Finite-Lived Intangible Liability
Above-market hotel ground lease	85	$(2,100)	$70	$(2,030)	$(2,100)	$64	$(2,036)

Net amortization of intangibles was $0.4 million for both the three months ended March 31, 2017 and 2016. Amortization of the villa/condo rental programs and in-place lease intangibles are included in Depreciation and amortization, and amortization of below-market hotel ground lease, below-market hotel parking garage lease and above-market hotel ground lease intangibles are included in Property taxes, insurance, rent and other in the consolidated financial statements.

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

We did not have any transfers into or out of Level 1, Level 2 and Level 3 category of measurements during the three months ended March 31, 2017 or 2016. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our non-recourse debt, net, which we have classified as Level 3, had a carrying value of $1.4 billion and $1.5 billion at March 31, 2017 and December 31, 2016, respectively, and an estimated fair value of $1.4 billion and $1.5 billion at March 31, 2017 and December 31, 2016, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both March 31, 2017 and December 31, 2016.

CWI 3/31/2017 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable.

For real estate assets held for investment and related intangible assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the estimated future undiscounted net cash flows that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. If this amount is less than the carrying value, the property’s asset group is considered not recoverable. We then measure the impairment charge as the excess of the carrying value of the property’s asset group over the estimated fair value of the property’s asset group, which is primarily determined using market information from outside sources, such as broker quotes, recent comparable sales or third-party appraisals. If relevant market information is not available or is not deemed appropriate, we perform a future net cash flow analysis, discounted for inherent risk associated with each investment.

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

We determined that the significant inputs used to value these investments fall within Level 3 for fair value reporting. As a result of our assessments, we calculated an impairment charge based on market conditions and assumptions that existed at the time. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change. We did not recognize any impairment charges during the three months ended March 31, 2017 or 2016.

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

CWI 3/31/2017 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Balance Sheet Location	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Interest rate swaps	Other assets	$101	$48	$—	$—
Interest rate caps	Other assets	18	51	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	—	(2)
		$119	$99	$—	$(2)

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements. At both March 31, 2017 and December 31, 2016, no cash collateral had been posted nor received for any of our derivative positions.

We recognized unrealized losses of $0.1 million and $1.3 million in Other comprehensive income (loss) on derivatives in connection with our interest rate swaps and caps during the three months ended March 31, 2017 and 2016, respectively.

We reclassified $0.2 million and $0.3 million from Other comprehensive income (loss) on derivatives into Interest expense during the three months ended March 31, 2017 and 2016, respectively.

Amounts reported in Other comprehensive income (loss) related to interest rate swaps and caps will be reclassified to Interest expense as interest expense is incurred on our variable-rate debt. At March 31, 2017, we estimated that an additional $0.6 million, inclusive of amounts attributable to noncontrolling interests of less than $0.1 million, will be reclassified as Interest expense during the next 12 months related to our interest rate swaps and caps.

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

The interest rate swaps and caps that we had outstanding on our Consolidated Hotels at March 31, 2017 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of	Face	Fair Value at
Interest Rate Derivatives	Instruments	Amount	March 31, 2017
Interest rate swaps	1	$47,990	$101
Interest rate caps	8	303,973	18
			$119

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of March 31, 2017. At March 31, 2017, both our total credit exposure and the maximum exposure to any single counterparty were $0.1 million.

CWI 3/31/2017 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At March 31, 2017, we had not been declared in default on any of our derivative obligations. At March 31, 2017, we had no derivatives that were in a net liability position. At December 31, 2016, the estimated fair value of our derivatives in a net liability position was less than $0.1 million, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at December 31, 2016, we could have been required to settle our obligations under these agreements at their aggregate termination value of less than $0.1 million.

Note 9. Debt

Non-Recourse Debt

Our non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of hotel properties. The following table presents the non-recourse debt, net on our Consolidated Hotel investments (dollars in thousands):

			Carrying Amount at
	Interest Rate Range	Current Maturity Date Range (a)	March 31, 2017	December 31, 2016
Fixed rate	3.6% - 6.5%	3/2018 - 9/2038	$1,072,456	$1,084,987
Variable rate (b)	3.0% - 7.8%	10/2017 - 12/2020	352,137	371,165
			$1,424,593	$1,456,152
___________

(a)	Many of our mortgage loans have extension options, which are subject to certain conditions. The maturity dates in the table do not reflect the extension options.

(b)
These mortgage loans have variable interest rates, which have effectively been capped or converted to fixed rates through the use of interest rate caps or swaps (Note 8). The interest rate range presented for these mortgage loans reflect the rates in effect at March 31, 2017 through the use of an interest rate cap or swap, when applicable.

Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and would be triggered under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a provision were triggered, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. At December 31, 2016, the minimum debt service coverage ratio for the Holiday Inn Manhattan 6th Avenue Chelsea was not met; therefore, a cash management agreement was enacted that permits the lender to sweep the hotel’s excess cash flow. As of March 31, 2017, this ratio was still not met and the cash management agreement remained in effect.

Covenants

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage ratios. At March 31, 2017, we were in compliance with the applicable covenants for each of our mortgage loans.

Senior Credit Facility

At December 31, 2016, we had a senior credit facility that provided for a $25.0 million senior unsecured revolving credit facility, or our Senior Credit Facility. The Senior Credit Facility bore interest at LIBOR plus 2.75%, was scheduled to mature on December 4, 2017 and had an outstanding balance of $22.8 million at December 31, 2016. On March 23, 2017, we repaid the $22.8 million outstanding balance using proceeds from the WPC Line of Credit (Note 3) and simultaneously terminated our Senior Credit Facility. We recognized a loss on extinguishment of debt of $0.1 million during the three months ended March 31, 2017 on this termination, related primarily to the write-off of unamortized deferred financing costs.

Financing Activity During 2017

During the three months ended March 31, 2017, we refinanced one non-recourse mortgage loan of $19.1 million with a new non-recourse mortgage loan of $15.5 million, which has a fixed interest rate of 5.9% and term of 5.0 years. We recognized a loss on extinguishment of debt of less than $0.1 million during the three months ended March 31, 2017 in connection with this refinancing.

CWI 3/31/2017 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2017, each of the next four calendar years following December 31, 2017, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2017 (remainder)	$82,238
2018	194,038
2019	148,253
2020	195,381
2021	457,212
Thereafter through 2038	355,469
1,432,591
Deferred financing costs	(7,998)
Total	$1,424,593

Note 10. Commitments and Contingencies

At March 31, 2017, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position or results of operations.

Hotel Management Agreements

As of March 31, 2017, our Consolidated Hotel properties were operated pursuant to long-term management agreements with 13 different management companies, with initial terms ranging from three to 30 years. For hotels operated with separate franchise agreements, each management company receives a base management fee, generally ranging from 1.5% to 3.5% of hotel revenues. Four of our management agreements contain the right and license to operate the hotels under specified brands; no separate franchise agreements exist and no separate franchise fee is required for these hotels. The management agreements that include the benefit of a franchise agreement incur a base management fee equal to 3.0% of hotel revenues. The management companies are generally also eligible to receive an incentive management fee, which is typically calculated as a percentage of operating profit, either (i) in excess of projections with a cap or (ii) after we have received a priority return on our investment in the hotel. For the three months ended March 31, 2017 and 2016, we incurred management fee expense, including amortization of deferred management fees, of $5.6 million and $5.5 million, respectively.

Franchise Agreements

As of March 31, 2017, we had 12 franchise agreements with Marriott owned brands, six with Hilton owned brands, two with InterContinental Hotels owned brands and one with a Hyatt owned brand related to our Consolidated Hotels. The franchise agreements have initial terms ranging from 10 to 25 years. This number excludes four hotels that receive the benefits of a franchise agreement pursuant to management agreements, as discussed above. Also, three of our Consolidated Hotels are independent and not subject to franchise agreements. Our franchise agreements grant us the right to the use of the brand name, systems and marks with respect to specified hotels and establish various management, operational, record-keeping, accounting, reporting and marketing standards and procedures that the licensed hotel must comply with. In addition, the franchisor establishes requirements for the quality and condition of the hotel and its furniture, fixtures and equipment, and we are obligated to expend such funds as may be required to maintain the hotel in compliance with those requirements. Typically, our franchise agreements provide for a license fee, or royalty, of 3.0% to 7.0% of room revenues and, if applicable, 2.0% to 3.0% of food and beverage revenue. In addition, we generally pay 1.0% to 4.0% of room revenues as marketing and reservation system contributions for the system-wide benefit of brand hotels. Franchise fees are included in sales and marketing expense in our consolidated financial statements. For the three months ended March 31, 2017 and 2016, we incurred franchise fee expense, including amortization of deferred franchise fees, of $4.7 million and $4.8 million, respectively.

CWI 3/31/2017 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

Renovation Commitments

Certain of our hotel franchise and loan agreements require us to make planned renovations to our Consolidated Hotels (Note 4). We do not currently expect, and are not obligated, to fund any planned renovations on our Unconsolidated Hotels beyond our original investment.

At March 31, 2017, ten hotels were either undergoing renovation or in the planning stage of renovations, and we currently expect that three will be completed during the second quarter of 2017, three will be completed during the second half of 2017, two will be completed during the first half of 2018 and two will be completed during the second half of 2018. The following table summarizes our capital commitments related to our Consolidated Hotels (in thousands):

	March 31, 2017	December 31, 2016
Capital commitments	$79,810	$84,325
Less: amounts paid	(33,862)	(43,179)
Unpaid commitments	45,948	41,146
Less: amounts in restricted cash designated for renovations	(16,384)	(13,136)
Unfunded commitments (a)	$29,564	$28,010
___________

(a)
Of our unfunded commitments at March 31, 2017 and December 31, 2016, approximately $3.2 million and $5.3 million, respectively, of unrestricted cash on our balance sheet was designated for renovations.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 2% and 5% of the respective hotel’s total gross revenue. As of March 31, 2017 and December 31, 2016, $30.9 million and $29.3 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures, and is included in Restricted cash in the consolidated financial statements.

Ground Lease Commitments

Three of our hotels are subject to ground leases. Scheduled future minimum ground lease payments during the remainder of 2017, each of the next four calendar years following December 31, 2017 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2017 (remainder)	$2,390
2018	3,254
2019	3,328
2020	3,404
2021	3,482
Thereafter through 2106	651,117
Total	$666,975

For both the three months ended March 31, 2017 and 2016, we recorded rent expense of $0.9 million, inclusive of percentage rents of $0.1 million, related to these ground leases, which are included in Property taxes, insurance, rent and other in the consolidated financial statements.

CWI 3/31/2017 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

Note 11. Equity

Transfers to Noncontrolling Interests

On February 12, 2016, we acquired the remaining 25% interest in the Fairmont Sonoma Mission Inn & Spa Venture from an unaffiliated third party for $20.6 million, bringing our ownership interest to 100%. In connection with this transaction, we also paid a fee to our Advisor of $0.5 million. Our acquisition of the additional interest in the venture is accounted for as an equity transaction, with no gain or loss recognized in the consolidated statement of operations, and the components of accumulated other comprehensive loss are proportionately reallocated to us from the noncontrolling interest as presented in the consolidated statement of equity. The following table presents a reconciliation of the effect of transfers in noncontrolling interest (in thousands):

	Three Months Ended March 31,
	2017	2016
Net loss attributable to CWI stockholders	$(5,412)	$(10,916)
Transfers to noncontrolling interest
Decrease in CWI’s additional paid-in capital for purchase of remaining 25% membership interest in Fairmont Sonoma Mission Inn & Spa venture (a)	—	(16,024)
Net transfers to noncontrolling interest	—	(16,024)
Change from net loss attributable to CWI and transfers to noncontrolling interest	$(5,412)	$(26,940)
___________

(a)	Includes $0.5 million fee paid to our Advisor for the purchase of the remaining interest in the venture.

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended March 31,
Gains and Losses on Derivative Instruments	2017	2016
Beginning balance	$(1,128)	$(885)
Other comprehensive loss before reclassifications	(149)	(1,298)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	174	275
Equity in earnings of equity method investments in real estate	80	110
Total	254	385
Net current period other comprehensive income (loss)	105	(913)
Net current period other comprehensive (income) loss attributable to noncontrolling interests	(1)	369
Reclassification to additional-paid in capital relating to purchase of remaining 25% membership interest in Fairmont Sonoma Mission Inn & Spa venture	—	(923)
Ending balance	$(1,024)	$(2,352)

Distributions Declared

During the first quarter of 2017, our board of directors declared a quarterly distribution of $0.1425 per share, which was paid on April 17, 2017 to stockholders of record on March 31, 2017, in the aggregate amount of $19.5 million.

We paid distributions totaling $19.3 million during the three months ended March 31, 2017, comprised of distributions declared during the three months ended December 31, 2016.

CWI 3/31/2017 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

Note 12. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually and intend to do so for the tax year ending December 31, 2017. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three months ended March 31, 2017 and 2016. We conduct business in various states and municipalities within the United States, and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As a result, we are subject to certain state and local taxes and a provision for such taxes is included in the consolidated financial statements.

Certain of our subsidiaries have elected taxable REIT subsidiary, or TRS, status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. The accompanying consolidated financial statements include an interim tax provision for our TRSs for the three months ended March 31, 2017 and 2016. Current income tax expense was $1.1 million and $1.7 million for the three months ended March 31, 2017 and 2016, respectively.

Our TRSs are subject to U.S. federal and state income taxes. As such, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe that more likely than not we will not realize the deferred tax asset based on available evidence at the time the determination is made. A change in circumstances may cause us to change our judgment about whether a deferred tax asset will more likely than not be realized. We generally report any change in the valuation allowance through our income statement in the period in which such changes in circumstances occur. Deferred tax assets (net of valuation allowance) and liabilities for our TRSs were recorded, as necessary, as of March 31, 2017 and December 31, 2016. Deferred tax assets (net of valuation allowance) totaled $3.7 million and $4.4 million at March 31, 2017 and December 31, 2016, respectively, and are included in Other assets in the consolidated financial statements. Deferred tax liabilities totaled $5.5 million and $7.5 million at March 31, 2017 and December 31, 2016, respectively, and are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements. The majority of our deferred tax assets relate to net operating losses, accrued expenses and key money liability. The majority of our deferred tax liabilities relate to differences between the tax basis and financial reporting basis of the villa/condo rental management agreements. Benefit from income taxes included deferred income tax benefits of $1.4 million and $2.9 million for the three months ended March 31, 2017 and 2016, respectively.

Note 13. Subsequent Event

On May 11, 2017, we sold our 100% ownership interest in the Hampton Inn Boston Braintree to an unaffiliated third party, for a contractual sales price of $19.0 million.

CWI 3/31/2017 10-Q – 22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. Management’s Discussion and Analysis of Financial Condition and Results of Operations also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 2016 Annual Report and subsequent reports filed under the Securities Exchange Act of 1934.

Business Overview

As described in more detail in Item 1 of the 2016 Annual Report, we are a publicly-owned, non-listed REIT that invests in, and through our Advisor, manages and seeks to enhance the value of, our interests in lodging and lodging-related properties. At March 31, 2017, we held ownership interests in 32 hotels, with a total of 8,460 rooms.

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

Significant Developments

Net Asset Value

On April 12, 2017, we announced that our Advisor had determined our NAV as of December 31, 2016 to be $10.80 per share of common stock, based on shares outstanding at December 31, 2016. Our NAV was calculated by our Advisor relying in part on appraisals of the fair market value of our real estate portfolio at December 31, 2016 and estimates of the fair market value of our mortgage debt at the same date, both provided by independent third parties. The net amount was then adjusted for estimated disposition fees payable to our advisor and our other net assets and liabilities at the same date. For additional information on the calculation of our NAV and the uses for which the NAV serves as the basis at December 31, 2016, please see our Current Report on Form 8-K dated April 12, 2017.

Management Changes

On March 28, 2017, we announced that Ms. Mallika Sinha was appointed as our Chief Financial Officer effective March 24, 2017, succeeding Ms. ToniAnn Sanzone, who resigned from that position, effective as of that same date. Ms. Sanzone will remain Chief Financial Officer of WPC. Ms. Sinha, who was also appointed as the Chief Financial Officer of CWI 2 on the same date, served as our Executive Director – Corporate Finance from January 2016 to March 2017, having served as Senior Vice President – Corporate Finance from March 2013 to December 2016.

Financings

During the three months ended March 31, 2017, we refinanced one non-recourse mortgage loan of $19.1 million with a new non-recourse mortgage loan of $15.5 million, which has an interest rate 5.9% and a term of 5.0 years. We recognized a net loss on extinguishment of debt of less than $0.1 million (Note 9).

Senior Credit Facility

At December 31, 2016, we had a senior credit facility that provided for a $25.0 million senior unsecured revolving credit facility, or our Senior Credit Facility. The Senior Credit Facility bore interest at LIBOR plus 2.75%, was scheduled to mature on December 4, 2017 and had an outstanding balance of $22.8 million at December 31, 2016. On March 23, 2017, we repaid the $22.8 million outstanding balance using proceeds from the WPC Line of Credit (Note 3, Note 9) and simultaneously terminated our Senior Credit Facility. We recognized a loss on extinguishment of debt of $0.1 million during the three months ended March 31, 2017 on this termination.

CWI 3/31/2017 10-Q – 23

Financial and Operating Highlights

(Dollars in thousands, except ADR and RevPAR)

	Three Months Ended March 31,
	2017	2016
Hotel revenues	$159,704	$155,359
Acquisition-related expenses	—	3,727
Net loss attributable to CWI stockholders	(5,412)	(10,916)

Cash distributions paid	19,292	18,909

Net cash provided by operating activities	21,511	14,033
Net cash provided by (used in) investing activities	247	(83,415)
Net cash (used in) provided by financing activities	(17,676)	64,151

Supplemental financial measures: (a)
FFO attributable to CWI stockholders	14,492	7,876
MFFO attributable to CWI stockholders	15,960	14,078

Consolidated Hotel Operating Statistics
Occupancy	73.9%	73.0%
ADR	$221.74	$221.33
RevPAR	163.76	161.52
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

The comparison of our results period over period is influenced by both the number and size of the hotels consolidated in each of the respective periods. At March 31, 2017, we owned 28 Consolidated Hotels, compared to 31 Consolidated Hotels at March 31, 2016.

CWI 3/31/2017 10-Q – 24

Portfolio Overview

The following table sets forth certain information for each of our Consolidated Hotels and our Unconsolidated Hotels at March 31, 2017:

Hotels	State	Number of Rooms	% Owned	Acquisition Date	Hotel Type	Renovation Status at March 31, 2017
Consolidated Hotels
2012 Acquisitions
Hampton Inn Boston Braintree	MA	103	100%	5/31/2012	Select-service	Completed
Hilton Garden Inn New Orleans French Quarter/CBD	LA	155	88%	6/8/2012	Select-service	Completed
Lake Arrowhead Resort and Spa	CA	173	97%	7/9/2012	Resort	Completed
Courtyard San Diego Mission Valley	CA	317	100%	12/6/2012	Select-service	Completed
2013 Acquisitions
Hampton Inn Atlanta Downtown	GA	119	100%	2/14/2013	Select-service	Completed
Hampton Inn Memphis Beale Street	TN	144	100%	2/14/2013	Select-service	Completed
Courtyard Pittsburgh Shadyside	PA	132	100%	3/12/2013	Select-service	Completed
Hutton Hotel Nashville	TN	247	100%	5/29/2013	Full-service	In progress
Holiday Inn Manhattan 6th Avenue Chelsea	NY	226	100%	6/6/2013	Full-service	Completed
Fairmont Sonoma Mission Inn & Spa (a)	CA	226	100%	7/10/2013	Resort	Completed
Marriott Raleigh City Center	NC	400	100%	8/13/2013	Full-service	Completed/ Planned future
Hawks Cay Resort (b)	FL	426	100%	10/23/2013	Resort	Completed
Renaissance Chicago Downtown	IL	560	100%	12/20/2013	Full-service	Completed
2014 Acquisitions
Hyatt Place Austin Downtown	TX	296	100%	4/1/2014	Select-service	None planned
Courtyard Times Square West	NY	224	100%	5/27/2014	Select-service	None planned
Sheraton Austin Hotel at the Capitol	TX	367	80%	5/28/2014	Full-service	Completed/ Planned future
Marriott Boca Raton at Boca Center	FL	259	100%	6/12/2014	Full-service	Completed
Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center	CO	302	100%	6/25/2014	Select-service	None planned
Sanderling Resort	NC	125	100%	10/28/2014	Resort	Completed
Staybridge Suites Savannah Historic District	GA	104	100%	10/30/2014	Select-service	In progress
Marriott Kansas City Country Club Plaza	MO	295	100%	11/18/2014	Full-service	Completed
2015 Acquisitions
Westin Minneapolis	MN	214	100%	2/12/2015	Full-service	Planned future
Westin Pasadena	CA	350	100%	3/19/2015	Full-service	In progress
Hilton Garden Inn/Homewood Suites Atlanta Midtown	GA	228	100%	4/29/2015	Select-service	None planned
Ritz-Carlton Key Biscayne (c)	FL	458	47%	5/29/2015	Resort	In progress
Ritz-Carlton Fort Lauderdale (d)	FL	198	70%	6/30/2015	Resort	Completed/ Planned future
Le Méridien Dallas, The Stoneleigh	TX	176	100%	11/20/2015	Full-service	Completed/ In progress
2016 Acquisition
Equinox, a Luxury Collection Golf Resort & Spa (e)	VT	195	100%	2/17/2016	Resort	Planned future
		7,019
Unconsolidated Hotels
Hyatt New Orleans French Quarter	LA	254	80%	9/6/2011	Full-service	Completed
Westin Atlanta Perimeter North	GA	372	57%	10/3/2012	Full-service	Completed
Marriott Sawgrass Golf Resort & Spa (f)	FL	514	50%	4/1/2015	Resort	Completed
Ritz-Carlton Philadelphia	PA	301	60%	5/15/2015	Full-service	Completed
		1,441
___________

(a)	On February 12, 2016, we acquired the remaining 25% interest in the Fairmont Sonoma Mission Inn & Spa venture from an unaffiliated third party, bringing our ownership interest in the hotel to 100%.

(b)	Includes 249 privately owned villas that participate in the villa/condo rental program at March 31, 2017.

(c)	CWI 2 owns an interest of approximately 19% in this venture. Also, the number of rooms presented includes 156 condo-hotel units that participate in the villa/condo rental program at March 31, 2017.

(d)	Includes 32 condo-hotel units that participate in the villa/condo rental program at March 31, 2017.

CWI 3/31/2017 10-Q – 25

(e)	On August 26, 2016, we acquired a single-family residence adjacent to the hotel, which we intend to renovate to create additional available rooms and event space at the resort.

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

In addition, we use other information that may not be financial in nature, including statistical information, to evaluate the operating performance of our business, such as occupancy rate, average daily rate, or ADR, and revenue per available room, or RevPAR. Occupancy rate, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy rate, is an important statistic for monitoring operating performance at our hotels. Our occupancy rate, ADR and RevPAR performance may be impacted by macroeconomic factors such as U.S. economic conditions, regional and local employment growth, personal income and corporate earnings, business relocation decisions, business and leisure travel, new hotel construction and the pricing strategies of competitors.

The comparability of our results year over year are impacted by, among other factors, the timing of acquisition and/or disposition activity and the timing of any renovation-related activity.

CWI 3/31/2017 10-Q – 26

The following table presents our comparative results of operations (in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Hotel Revenues	$159,704	$155,359	$4,345

Hotel Expenses	140,578	136,408	4,170

Other Operating Expenses
Asset management fees to affiliate and other expenses	4,047	3,772	275
Corporate general and administrative expenses	2,509	3,394	(885)
Acquisition-related expenses	—	3,727	(3,727)
Total Other Operating Expenses	6,556	10,893	(4,337)

Operating Income	12,570	8,058	4,512

Other Income and (Expenses)
Interest expense	(16,306)	(16,017)	(289)
Equity in earnings of equity method investments in real estate	2,985	2,302	683
Net loss on extinguishment of debt (Note 9)	(141)	(1,064)	923
Other income	26	5	21
Total Other Income and (Expenses)	(13,436)	(14,774)	1,338

Loss from Operations Before Income Taxes	(866)	(6,716)	5,850
Benefit from income taxes	286	1,171	(885)
Loss from Operations Before Sale of Real Estate	(580)	(5,545)	4,965
Loss on sale of real estate, net of tax	(352)	—	(352)
Net Loss	(932)	(5,545)	4,613
Income attributable to noncontrolling interests	(4,480)	(5,371)	891
Net Loss Attributable to CWI Stockholders	$(5,412)	$(10,916)	$5,504
Supplemental financial measure:(a)
MFFO Attributable to CWI Stockholders	$15,960	$14,078	$1,882
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

CWI 3/31/2017 10-Q – 27

The following table sets forth the average occupancy rate, ADR and RevPAR of our Consolidated Hotels for the three months ended March 31, 2017 and 2016 for our Same Store Hotels. Our Same Store Hotels are comprised of our 2012 Acquisitions, 2013 Acquisitions, 2014 Acquisitions and 2015 Acquisitions, excluding the results of hotels sold or classified as held for sale at March 31, 2017 (Note 4).

	Three Months Ended March 31,
Same Store Hotels	2017	2016
Occupancy Rate	74.9%	73.6%
ADR	$224.32	$228.71
RevPAR	168.01	168.32

Hotel Revenues

For the three months ended March 31, 2017 as compared to the same period in 2016, hotel revenues increased by $4.3 million, primarily due to an increase in revenue from our Same Store Hotels of $3.9 million for the three months ended March 31, 2017 as compared to the same period in 2016. This increase is largely the result of additional revenue contributed by the Renaissance Chicago Downtown and the Sheraton Austin Hotel at the Capitol, where renovation projects that were in progress during prior periods have since been completed. This increase was partially offset by a decrease in revenue related to the Westin Pasadena and Ritz-Carlton Key Biscayne as a result of planned renovations taking place during the three months ended March 31, 2017.

Additionally, revenue from our 2016 Acquisition increased by $2.4 million for the three months ended March 31, 2017 as compared to the same period in 2016, primarily representing the impact of a full quarter of revenue during the current year period as compared to a partial quarter in the prior year period. This increase was partially offset by a decrease in revenue of $2.0 million primarily due to properties sold during the three months ended March 31, 2017.

Hotel Expenses

For the three months ended March 31, 2017 as compared to the same period in 2016, aggregate hotel operating expenses increased by $4.2 million, primarily due to an increase in expenses from our Same Store Hotels of $3.6 million for the three months ended March 31, 2017 as compared to the same period in 2016, directionally consistent with the change in revenue discussed above.

Additionally, aggregate hotel operating expenses attributable to our Recently Acquired Hotel increased by $2.3 million for the three months ended March 31, 2017 as compared to the same period in 2016 primarily representing the impact of a full quarter of expenses during the current year period as compared to a partial quarter in the prior year period. This increase was partially offset by a decrease in expenses of $1.7 million primarily due to properties sold during the three months ended March 31, 2017.

Asset Management Fees to Affiliate and Other Expenses

Asset management fees to affiliate and other expenses primarily represent fees paid to our Advisor. We pay our Advisor an annual asset management fee equal to 0.50% of the aggregate Average Market Value of our Investments, as defined in our advisory agreement with our Advisor (Note 3). Our Advisor elected to receive its asset management fees in shares of our common stock for the three months ended March 31, 2017 and in cash for the three months ended March 31, 2016.

For the three months ended March 31, 2017 as compared to the same period in 2016, asset management fees to affiliate and other expenses increased by $0.3 million primarily as a result of our 2016 Acquisition, as well as an increase in the estimated fair market value of our hotel portfolio, both of which increased the asset base from which our Advisor earns a fee.

Corporate General and Administrative Expenses

For the three months ended March 31, 2017 as compared to the same period in 2016, corporate general and administrative expenses decreased by $0.9 million, primarily as a result of a decrease in personnel and overhead reimbursement costs and professional fees of $0.5 million and $0.3 million, respectively. The decrease in personnel and overhead reimbursement costs were primarily driven by an increase in pro rata hotel revenue from CWI 2 relative to our pro rata hotel revenue, which directly impacts the allocation of our Advisor’s expenses to us (Note 3). Professional fees include legal, accounting and investor-related expenses incurred in the normal course of business.

CWI 3/31/2017 10-Q – 28

Acquisition-Related Expenses

We expense acquisition-related costs and fees associated with acquisitions of our Consolidated Hotels that are accounted for as business combinations as incurred.

For the three months ended March 31, 2016, acquisition-related expenses were $3.7 million. We did not acquire any hotels during the three months ended March 31, 2017.

Operating Income

For the three months ended March 31, 2017, operating income increased by $4.5 million primarily representing the decrease in acquisition-related expenses and corporate general and administrative expenses period over period. These decreases were partially offset by the increase in asset management fees paid during the three months ended March 31, 2017.

Equity in Earnings of Equity Method Investments in Real Estate

Equity in earnings of equity method investments in real estate represents earnings from our equity investments in Unconsolidated Hotels recognized in accordance with each investment agreement and based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period (Note 5). We are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds the estimated fair value and is determined to be other than temporary. No other-than-temporary impairment charges were recognized on our equity method investments in real estate during the three months ended March 31, 2017 or 2016.

The following table sets forth our share of equity in earnings from our Unconsolidated Hotels, which are based on the hypothetical liquidation at book value model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended March 31,
	2017	2016
Marriott Sawgrass Golf Resort & Spa Venture (a)	$1,385	$1,126
Ritz-Carlton Philadelphia Venture	806	644
Hyatt Centric French Quarter Venture (b)	475	240
Westin Atlanta Venture	319	292
Total equity in earnings of equity method investments in real estate	$2,985	$2,302
___________

(a)
The increase in our share of equity in earnings during the three months ended March 31, 2017 as compared to the prior year period was primarily a result of the completion of renovations that were in progress during the prior year.

(b)
The increase in our share of equity in earnings during the three months ended March 31, 2017 as compared to the prior year period was primarily a result of a reduction in distributions to the joint venture partner.

Net Loss on Extinguishment of Debt

During the three months ended March 31, 2017 and 2016, we recognized a net loss on extinguishment of debt of $0.1 million and $1.1 million, respectively, primarily related to the termination of our Senior Credit Facility during the three months ended March 31, 2017 and the refinancing of two non-recourse mortgage loans during three months ended March 31, 2016, respectively.

Loss on Sale of Real Estate, Net of Tax

During the three months ended March 31, 2017, we recognized a loss on sale of real estate, net of tax of $0.4 million from the sale of our 100% ownership interests in the Hampton Inn Frisco Legacy Park, the Hampton Inn Birmingham Colonnade and the Hilton Garden Inn Baton Rouge Airport to an unaffiliated third party for a contractual sales price of $33.0 million (Note 4).

CWI 3/31/2017 10-Q – 29

Income Attributable to Noncontrolling Interests

The following table sets forth our (income) loss attributable to noncontrolling interests (in thousands):

	Three Months Ended March 31,
Venture	2017	2016
Ritz-Carlton Key Biscayne Venture (a)	$(2,009)	$(2,596)
Sheraton Austin Hotel at the Capitol Venture (b)	(376)	(168)
Ritz-Carlton Fort Lauderdale Venture	(356)	(366)
Hilton Garden Inn New Orleans French Quarter/CBD Venture	(38)	(30)
Fairmont Sonoma Mission Inn & Spa Venture (c)	—	296
Operating Partnership - Available Cash Distribution (Note 3)	(1,701)	(2,507)
	$(4,480)	$(5,371)
___________

(a)
The decrease in our share of equity in earnings during the three months ended March 31, 2017 as compared to the prior year period was primarily a result of reduced net income at the venture during the three months ended March 31, 2017 as compared to the prior year period.

(b)
The increase in our share of equity in earnings during the three months ended March 31, 2017 as compared to the prior year period was primarily a result of the impact of renovation projects that were in progress during the prior period but have since been completed.

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

For the three months ended March 31, 2017 as compared to the same period in 2016, MFFO increased by $1.9 million, principally reflecting the impact of the completion of various renovations between periods, as well as the impact of a full quarter of operating results from our 2016 Acquisition.

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

Liquidity is affected adversely by unanticipated costs and greater-than-anticipated operating expenses. To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations. In addition, we may incur indebtedness in connection with the acquisition of any property, refinance the debt thereon or reinvest the proceeds of financings or refinancings in additional properties.

Sources and Uses of Cash During the Period

We have fully invested the proceeds from both our initial public offering and follow-on offering. We use the cash flow generated from hotel operations to meet our normal recurring operating expenses, service debt and fund distributions to our shareholders. Our cash flows fluctuate from period to period due to a number of factors, including the financial and operating performance of our hotels, the timing of purchases or dispositions of hotels, the timing and characterization of distributions from equity method investments in hotels and seasonality in the demand for our hotels. Also, hotels we invest in may undergo renovations, during which they may experience disruptions, possibly resulting in reduced revenue and operating income. Despite these fluctuations, we believe that we will continue to generate sufficient cash from operations and from our equity method investments to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of mortgage loans, sale of assets, distributions reinvested in our common stock through our DRIP and

CWI 3/31/2017 10-Q – 30

the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities

For the three months ended March 31, 2017 as compared to the same period in 2016, net cash provided by operating activities increased by $7.5 million, primarily resulting from a net increase in cash flow from the operations of our hotels, as well as a decrease in acquisition-related expenses and the payment of asset management fees in shares, rather than in cash as in the prior year.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2017 was $0.2 million, primarily as a result of (i) $7.4 million of aggregate proceeds received from the sale of our 100% ownership interests in the Hampton Inn Frisco Legacy Park, the Hampton Inn Birmingham Colonnade and the Hilton Garden Inn Baton Rouge Airport to an unaffiliated third party (Note 4), (ii) funds released from and placed into lender-held escrow accounts totaling $28.6 million and $26.2 million, respectively, for renovations, property taxes and insurance and (iii) distributions received from equity investments in excess of equity income totaling $0.7 million. The net inflows were partially offset by the funding of $10.3 million of capital expenditures for our Consolidated Hotels.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2017 was $17.7 million, primarily as a result of (i) the repayment of our Senior Credit Facility totaling $22.8 million, (ii) scheduled payments and prepayments of mortgage financing totaling $20.9 million and (iii) cash distributions paid to stockholders aggregating $19.3 million. The outflows were partially offset by (i) proceeds from our WPC Line of Credit of $22.8 million, which were used to repay our Senior Credit Facility as noted above (ii) proceeds received from refinancing a mortgage of $15.5 million (Note 9) and (iii) proceeds from the issuance of shares, net of offering costs, totaling $11.5 million of distributions that were reinvested in shares of our common stock by stockholders through our DRIP.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. For the three months ended March 31, 2017, we paid distributions to stockholders totaling $19.3 million, which were comprised of cash distributions of $7.8 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $11.5 million. From inception through March 31, 2017, we declared distributions, excluding distributions paid in shares of our common stock, to stockholders totaling $243.4 million, which were comprised of cash distributions of $96.0 million and $147.4 million of distributions that were reinvested by stockholders in shares of our common stock pursuant to our DRIP.

We believe that FFO, a non-GAAP measure, is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or our Cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our public offerings, as well as other sources, and there can be no assurance that our FFO or our Cash flow from operations will be sufficient to cover future distributions. FFO and Cash flow from operations are first applied to current period distributions, then to any deficit from prior period cumulative negative FFO and prior period cumulative negative cash flow, respectively, and finally to future period distributions. Our distribution coverage using FFO was approximately 74% and 56% of total distributions declared for the three months ended March 31, 2017 and on a cumulative basis through that date, respectively. Our distribution coverage using Cash flow from operations was approximately 100% and 76% of total distributions declared for the three months ended March 31, 2017 and on a cumulative basis through that date, respectively. The balance was funded primarily from proceeds of our public offerings and, to a lesser extent, other sources. As we have fully invested the proceeds of our offerings, we expect that in the future, if distributions cannot be fully sourced from FFO or Cash flow from operations, they may be sourced from the proceeds of financings, borrowings, the sales of assets or other sources of cash.

CWI 3/31/2017 10-Q – 31

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. We limit the redemptions so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, do not exceed 5% of our total shares outstanding as of the last day of the immediately preceding quarter, unless otherwise approved by our board of directors. In addition, our ability to effect redemptions will be subject to our having available cash to do so. During the three months ended March 31, 2017, we received requests to redeem 1,306,182 shares of our common stock at an aggregate value of $13.4 million. These redemption requests were deferred by our board of directors to April 2017 in order to correspond with the announcement of our updated NAV as of December 31, 2016, which serves as the basis for the redemption price under the program, and were paid in full in April 2017.

Summary of Financing

The table below summarizes our non-recourse debt, net and Senior Credit Facility (dollars in thousands):

	March 31, 2017	December 31, 2016
Carrying Value
Fixed rate (a)	$1,072,456	$1,084,987
Variable rate:
Senior Credit Facility (b)	—	22,785
Non-recourse debt (a):
Amount subject to interest rate cap, if applicable	304,223	304,020
Amount subject to interest rate swap	47,914	67,145
	352,137	393,950
	$1,424,593	$1,478,937
Percent of Total Debt
Fixed rate	75%	73%
Variable rate	25%	27%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.3%	4.3%
Variable rate (c)	4.2%	4.0%
___________

(a)	Aggregate debt balance includes deferred financing costs totaling $8.0 million and $8.4 million as of March 31, 2017 and December 31, 2016, respectively.

(b)	On March 23, 2017, we repaid the $22.8 million outstanding balance using proceeds from the WPC Line of Credit (Note 3) and simultaneously terminated our Senior Credit Facility.

(c)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Additionally, at March 31, 2017, amounts due under the WPC Line of Credit were $22.8 million (Note 3) representing a loan that was used to simultaneously repay and terminate our Senior Credit Facility. The WPC Line of Credit has an interest rate of LIBOR plus 1.0% and a maturity date of March 22, 2018.

Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and would be triggered under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a provision were triggered, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then retain all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. At December 31, 2016, the minimum debt service coverage ratio for the Holiday Inn Manhattan 6th Avenue Chelsea was not met; therefore, a cash management agreement was enacted that permits the lender to sweep the hotel’s excess cash flow. As of March 31, 2017, this ratio was still not met and the cash management agreement remained in effect.

CWI 3/31/2017 10-Q – 32

Cash Resources

At March 31, 2017, our cash resources consisted of cash totaling $65.8 million, of which $25.2 million was designated as hotel operating cash. We also had the WPC Line of Credit, of which $2.2 million remained available to be drawn at March 31, 2017, subject to the sole discretion of WPC’s management. Our cash resources may be used to fund future investments and can be used for working capital needs, debt service and other commitments, such as the renovation commitments noted below.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include paying distributions to our stockholders, fulfilling our renovation commitments (Note 10), funding lease commitments, making scheduled mortgage loan principal payments, including scheduled balloon payments totaling $115.7 million on five consolidated mortgage loan obligations, our share of a balloon payment scheduled for an Unconsolidated Hotel totaling $32.8 million, and paydowns of the WPC Line of Credit, as well as other normal recurring operating expenses. We currently intend to refinance the scheduled balloon payments, although there can be no assurance that we will be able to do so on favorable terms, if at all.

We expect to use cash generated from operations, the WPC Line of Credit, mortgage financing and cash received from dispositions of properties to fund these cash requirements in addition to amounts held in escrow to fund our renovation commitments.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major national hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 2% and 5% of the respective hotel’s total gross revenue. At March 31, 2017 and December 31, 2016, $30.9 million and $29.3 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations (primarily our capital commitments and lease obligations) at March 31, 2017 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — Principal (a)	$1,432,591	$129,156	$393,397	$611,089	$298,949
Interest on borrowings (b)	227,761	60,617	97,375	57,308	12,461
Note payable to WPC (c)	22,847	22,847	—	—	—
Operating and other lease commitments (d)	669,373	3,825	7,870	7,446	650,232
Contractual capital commitments (e)	45,948	17,642	28,306	—	—
Asset retirement obligation, net (f)	1,421	—	—	—	1,421
	$2,399,941	$234,087	$526,948	$675,843	$963,063
___________

(a)	Excludes deferred financing costs totaling $8.0 million.

(b)	For variable-rate debt, interest on borrowings is calculated using the swapped or capped interest rate, when in effect.

(c)	Represents amount to be repaid on an unsecured loan from WPC (Note 3).

(d)
Operating and other lease commitments consist of rent obligations under ground leases and our share of future rents payable pursuant to the advisory agreement for the purpose of leasing office space used for the administration of real estate entities. At March 31, 2017, this balance primarily related to our commitments on ground leases for two hotels, which expire in 2087 and 2099 and have rent obligations consistently increasing throughout their respective terms; therefore, the most significant commitments occur near the conclusion of the leases.

(e)	Capital commitments represent our remaining contractual renovation commitments at our Consolidated Hotels.

CWI 3/31/2017 10-Q – 33

(f)	Represents the estimated future obligation for the removal of asbestos and environmental waste in connection with three of our hotels upon the retirement of the asset.

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

CWI 3/31/2017 10-Q – 34

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

CWI 3/31/2017 10-Q – 35

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

FFO and MFFO were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net loss attributable to CWI stockholders	$(5,412)	$(10,916)
Adjustments:
Depreciation and amortization of real property	20,307	19,663
Proportionate share of adjustments for partially-owned entities — FFO adjustments	(755)	(871)
Loss on sale of real estate, net	352	—
Total adjustments	19,904	18,792
FFO attributable to CWI stockholders — as defined by NAREIT	14,492	7,876
Adjustments:
Straight-line and other rent adjustments	1,349	1,373
Net loss on extinguishment of debt	141	1,064
Proportionate share of adjustments for partially-owned entities — MFFO adjustments	(22)	938
Acquisition expenses (a)	—	3,727
Fair market value adjustments	—	(900)
Total adjustments	1,468	6,202
MFFO attributable to CWI stockholders	$15,960	$14,078
___________

CWI 3/31/2017 10-Q – 36

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

CWI 3/31/2017 10-Q – 37

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We currently have limited exposure to financial market risks, including changes in interest rates. We currently have no foreign operations and are not exposed to foreign currency fluctuations. At March 31, 2017, we were exposed to concentrations within the brands under which we operate our hotels and within the geographic areas in which we have invested. For the three months ended March 31, 2017, we generated more than 10% of our revenue from the Ritz-Carlton Key Biscayne (17.5%) and the Hawks Cay Resort (10.2%); we generated more than 10% of our revenue from hotels in each of the following states: Florida (40.0%), California (13.5%) and Texas (11.2%); and we generated more than 10% of our revenue from hotels in the following brands: Marriott (65.5%, including Courtyard by Marriott, Le Méridien, The Luxury Collection, Marriott, Marriott Autograph Collection, Renaissance, Ritz-Carlton, Sheraton and Westin) and Independent (14.0%, including Hawks Cay Resort, Hutton Hotel Nashville and Sanderling Resort). These results reflect the impact of the merger of Marriott and Starwood during the third quarter of 2016.

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

At March 31, 2017, we estimated that the total fair value of our interest rate caps and swaps, which are included in Other assets in the consolidated financial statements, was in an asset position of $0.1 million (Note 8).

At March 31, 2017, all of our long-term debt bore interest at fixed rates, was swapped to a fixed rate or was subject to an interest rate cap. The annual interest rates on our fixed-rate debt at March 31, 2017 ranged from 3.6% to 6.5%. The contractual annual interest rates on our variable-rate debt at March 31, 2017 ranged from 3.0% to 7.8%. Our debt obligations are more fully described under Liquidity and Capital Resources in Item 2 above. The following table presents principal cash outflows for our Consolidated Hotels based upon expected maturity dates of our debt obligations outstanding at March 31, 2017 and excludes deferred financing costs (in thousands):

	2017 (Remainder)	2018	2019	2020	2021	Thereafter	Total	Fair Value
Fixed-rate debt	$6,777	$94,268	$106,164	$57,642	$457,212	$355,469	$1,077,532	$1,079,196
Variable-rate debt (a)	$75,461	$99,770	$42,089	$137,739	$—	$—	$355,059	$354,983
___________

(a)	Excludes $22.8 million of loan proceeds from WPC used to repay our Senior Credit Facility (Note 3).

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to an interest rate cap, is affected by changes in interest rates. A decrease or increase in interest rates of 1.0% would change the estimated fair value of

CWI 3/31/2017 10-Q – 38

this debt at March 31, 2017 by an aggregate increase of $47.6 million or an aggregate decrease of $47.1 million, respectively. Annual interest expense on our variable-rate debt that is subject to an interest rate cap at March 31, 2017 would increase or decrease by $3.0 million for each respective 1.0% change in annual interest rates.

CWI 3/31/2017 10-Q – 39

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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2017 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CWI 3/31/2017 10-Q – 40

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2017, we issued 220,853 shares of common stock, at the NAV per share published at that time of $10.66 per share, to our Advisor as consideration for asset management fees. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof.

All prior sales of unregistered securities have been reported in our previously filed quarterly reports on Form 10-Q.

CWI 3/31/2017 10-Q – 41

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

101
The following materials from Carey Watermark Investors Incorporated’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2017 and 2016, (iv) Consolidated Statements of Equity for the three months ended March 31, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the year ended March 31, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CWI 3/31/2017 10-Q – 42

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors Incorporated
Date:	May 12, 2017
		By:	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
(Principal Financial Officer)

Date:	May 12, 2017
		By:	/s/ Noah K. Carter
Noah K. Carter
Chief Accounting Officer
(Principal Accounting Officer)

CWI 3/31/2017 10-Q – 43

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

101
The following materials from Carey Watermark Investors Incorporated’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2017 and 2016, (iv) Consolidated Statements of Equity for the three months ended March 31, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the year ended March 31, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.
Filed herewith