Form 10-Q
period 2017-06-30
Carey Watermark Investors Inc
filed 2017-08-11
CIK 1430259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Registrant has 137,459,005 shares of common stock, $0.001 par value, outstanding at August 4, 2017.

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

CWI 6/30/2017 10-Q – 1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
Assets
Investments in real estate:
Hotels, at cost	$2,293,363	$2,290,542
Accumulated depreciation	(206,588)	(176,423)
Net investments in hotels	2,086,775	2,114,119
Assets held for sale (Note 4)	—	35,023
Equity investments in real estate	74,811	75,928
Cash	67,836	61,762
Intangible assets, net	79,248	80,117
Accounts receivable	20,971	23,879
Restricted cash	64,550	56,496
Other assets	28,975	29,620
Total assets	$2,423,166	$2,476,944
Liabilities and Equity
Non-recourse debt, net, including debt attributable to Assets held for sale (Note 4)	$1,426,125	$1,456,152
Senior Credit Facility	—	22,785
Accounts payable, accrued expenses and other liabilities	113,119	112,033
Due to related parties and affiliates	25,632	2,628
Distributions payable	19,423	19,292
Other liabilities held for sale (Note 4)	—	797
Total liabilities	1,584,299	1,613,687
Commitments and contingencies (Note 10)
Common stock, $0.001 par value; 300,000,000 shares authorized; 136,302,878 and 135,379,038 shares, respectively, issued and outstanding	136	135
Additional paid-in capital	1,136,420	1,125,835
Distributions and accumulated losses	(360,678)	(326,748)
Accumulated other comprehensive loss	(795)	(1,128)
Total stockholders’ equity	775,083	798,094
Noncontrolling interests	63,784	65,163
Total equity	838,867	863,257
Total liabilities and equity	$2,423,166	$2,476,944

See Notes to Consolidated Financial Statements.

CWI 6/30/2017 10-Q – 2

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Hotel Revenues
Rooms	$112,901	$115,065	$217,252	$221,174
Food and beverage	43,924	43,915	86,110	80,915
Other operating revenue	14,529	14,596	27,696	26,847
Total Hotel Revenues	171,354	173,576	331,058	328,936
Operating Expenses
Hotel Expenses
Rooms	24,302	23,992	47,819	46,570
Food and beverage	30,310	29,765	59,591	56,455
Other hotel operating expenses	7,784	7,638	14,927	14,658
Property taxes, insurance, rent and other	16,790	16,676	33,154	34,185
Sales and marketing	15,651	16,091	30,804	31,039
General and administrative	14,189	13,568	28,172	27,113
Repairs and maintenance	5,343	5,338	10,575	10,458
Management fees	4,704	5,198	10,269	10,723
Utilities	4,018	3,879	8,117	7,752
Depreciation and amortization	20,789	20,134	41,032	39,734
Total Hotel Expenses	143,880	142,279	284,460	278,687

Other Operating Expenses
Asset management fees to affiliate and other expenses	3,972	3,939	8,018	7,711
Corporate general and administrative expenses	2,811	2,944	5,320	6,338
Impairment charges	—	3,660	—	3,660
Acquisition-related expenses	—	—	—	3,727
Total Other Operating Expenses	6,783	10,543	13,338	21,436
Operating Income	20,691	20,754	33,260	28,813
Other Income and (Expenses)
Interest expense	(16,557)	(16,162)	(32,863)	(32,179)
Equity in earnings of equity method investments in real estate	1,551	2,813	4,536	5,115
Net loss on extinguishment of debt (Note 9)	(84)	—	(225)	(1,064)
Other income	34	8	60	13
Total Other Income and (Expenses)	(15,056)	(13,341)	(28,492)	(28,115)
Income from Operations Before Income Taxes and Net Gain on Sale of Real Estate	5,635	7,413	4,768	698
Provision for income taxes	(1,078)	(3,176)	(792)	(2,004)
Income (Loss) from Operations Before Net Gain on Sale of Real Estate	4,557	4,237	3,976	(1,306)
Net gain on sale of real estate, net of tax	5,516	—	5,164	—
Net Income (Loss)	10,073	4,237	9,140	(1,306)
Loss (income) attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $1,544, $1,586, $3,245 and $4,093, respectively)	310	293	(4,170)	(5,079)
Net Income (Loss) Attributable to CWI Stockholders	$10,383	$4,530	$4,970	$(6,385)
Basic and Diluted Income (Loss) Per Share	$0.08	$0.03	$0.04	$(0.05)
Basic and Diluted Weighted-Average Shares Outstanding	136,621,135	134,402,469	136,471,543	134,012,328

Distributions Declared Per Share	$0.1425	$0.1425	$0.2850	$0.2850

See Notes to Consolidated Financial Statements.

CWI 6/30/2017 10-Q – 3

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income (Loss)	$10,073	$4,237	$9,140	$(1,306)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on derivative instruments	232	(145)	337	(1,058)
Comprehensive Income (Loss)	10,305	4,092	9,477	(2,364)

Amounts Attributable to Noncontrolling Interests
Net loss (income)	310	293	(4,170)	(5,079)
Unrealized (gain) loss on derivative instruments	(3)	3	(4)	372
Comprehensive loss (income) attributable to noncontrolling interests	307	296	(4,174)	(4,707)
Comprehensive Income (Loss) Attributable to CWI Stockholders	$10,612	$4,388	$5,303	$(7,071)

See Notes to Consolidated Financial Statements.

CWI 6/30/2017 10-Q – 4

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Six Months Ended June 30, 2017 and 2016
(in thousands, except share and per share amounts)

	CWI Stockholders
	Shares	Common Stock	Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CWI Stockholders	Noncontrolling Interests	Total
Balance at January 1, 2017	135,379,038	$135	$1,125,835	$(326,748)	$(1,128)	$798,094	$65,163	$863,257
Net income				4,970		4,970	4,170	9,140
Shares issued, net of offering costs	2,131,969	2	22,872			22,874		22,874
Shares issued to affiliates	556,213	1	5,976			5,977		5,977
Distributions to noncontrolling interests						—	(5,553)	(5,553)
Shares issued under share incentive plans	23,710	—	72			72		72
Stock-based compensation to directors	16,667	—	180			180		180
Distributions declared ($0.2850 per share)				(38,900)		(38,900)		(38,900)
Other comprehensive income:
Net unrealized gain on derivative instruments					333	333	4	337
Repurchase of shares	(1,804,719)	(2)	(18,515)			(18,517)		(18,517)
Balance at June 30, 2017	136,302,878	$136	$1,136,420	$(360,678)	$(795)	$775,083	$63,784	$838,867

Balance at January 1, 2016	132,686,254	$134	$1,112,640	$(241,379)	$(885)	$870,510	$84,937	$955,447
Net (loss) income				(6,385)		(6,385)	5,079	(1,306)
Shares issued, net of offering costs	2,211,709	2	23,168			23,170		23,170
Distributions to noncontrolling interests						—	(6,074)	(6,074)
Shares issued under share incentive plans	24,664	—	81			81		81
Stock-based compensation to directors	16,886	—	180			180		180
Purchase of membership interest from noncontrolling interest			(16,024)		(923)	(16,947)	(4,174)	(21,121)
Distributions declared ($0.2850 per share)				(38,127)		(38,127)		(38,127)
Other comprehensive loss:
Net unrealized loss on derivative instruments					(686)	(686)	(372)	(1,058)
Repurchase of shares	(889,183)	(2)	(8,999)			(9,001)		(9,001)
Balance at June 30, 2016	134,050,330	$134	$1,111,046	$(285,891)	$(2,494)	$822,795	$79,396	$902,191

See Notes to Consolidated Financial Statements.

CWI 6/30/2017 10-Q – 5

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows — Operating Activities
Net income (loss)	$9,140	$(1,306)
Adjustments to net income (loss):
Depreciation and amortization	41,032	39,734
Asset management fees to affiliates settled in shares	7,198	—
Net gain on sale of real estate (Note 4)	(5,164)	—
Straight-line rent adjustments	2,632	2,657
Amortization of deferred financing costs, fair market value of debt, ground lease intangible and other	1,535	(89)
Equity in earnings of equity method investments in real estate in excess of distributions received	(1,097)	(1,974)
Amortization of stock-based compensation expense	377	377
Net loss on extinguishment of debt (Note 9)	222	668
Impairment charges	—	3,660
Decrease in due to related parties and affiliates	(679)	(267)
Net changes in other operating assets and liabilities	618	(535)
Receipt of key money and other deferred incentive payments	66	1,075
Net Cash Provided by Operating Activities	55,880	44,000

Cash Flows — Investing Activities
Funds placed in escrow	(71,250)	(65,573)
Funds released from escrow	62,623	74,933
Proceeds from the sale of investments (Note 4)	25,743	—
Capital expenditures	(24,141)	(36,816)
Distributions received from equity investments in excess of equity income	2,193	949
Repayments of loan receivable	134	—
Acquisitions of hotels	—	(74,224)
Deposits released for hotel investments	—	5,718
Net Cash Used in Investing Activities	(4,698)	(95,013)

Cash Flows — Financing Activities
Scheduled payments and prepayments of mortgage principal	(87,199)	(126,123)
Proceeds from mortgage financing	83,500	213,500
Distributions paid	(38,769)	(37,934)
Proceeds from issuance of shares, net of offering costs	22,874	23,170
Proceeds from note payable to affiliate	22,835	—
Repayment of Senior Credit Facility	(22,785)	(17,914)
Repurchase of shares	(18,523)	(9,001)
Distributions to noncontrolling interests	(5,553)	(6,074)
Deposits released for mortgage financing	1,610	1,850
Deposits for mortgage financing	(1,510)	(1,970)
Deferred financing costs	(1,296)	(2,776)
Scheduled payments of loan	(155)	—
Withholding on restricted stock units	(126)	(116)
Purchase of interest rate caps	(11)	(74)
Proceeds from Senior Credit Facility	—	30,000
Purchase of membership interest from noncontrolling interest (Note 11)	—	(21,121)
Termination of interest rate swap	—	(1,221)
Net Cash (Used in) Provided by Financing Activities	(45,108)	44,196

Change in Cash During the Period
Net increase (decrease) in cash	6,074	(6,817)
Cash, beginning of period	61,762	83,112
Cash, end of period	$67,836	$76,295
See Notes to Consolidated Financial Statements.

CWI 6/30/2017 10-Q – 6

CAREY WATERMARK INVESTORS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business

Organization

Carey Watermark Investors Incorporated, or CWI, together with its consolidated subsidiaries, is a publicly-owned, non-listed real estate investment trust, or REIT, that invests in, and through our advisor, manages and seeks to enhance the value of, interests in lodging and lodging-related properties primarily in the United States. We conduct substantially all of our investment activities and own all of our assets through CWI OP, LP, or the Operating Partnership. We are a general partner and a limited partner of, and own a 99.985% capital interest in, the Operating Partnership. Carey Watermark Holdings, LLC, or Carey Watermark Holdings, which is owned indirectly by both W. P. Carey Inc., or WPC, and Watermark Capital Partners, LLC, or Watermark Capital Partners, holds a special general partner interest in the Operating Partnership.

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

We held ownership interests in 31 hotels at June 30, 2017. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 — Portfolio Overview for a complete listing of the hotels that we consolidate, or our Consolidated Hotels, and the hotels that we record as equity investments, or our Unconsolidated Hotels, at June 30, 2017.

Public Offerings

We raised $575.8 million through our initial public offering, which ran from September 15, 2010 through September 15, 2013, and $577.4 million through our follow-on offering, which ran from December 20, 2013 through December 31, 2014. In addition, from inception through June 30, 2017, $147.4 million of distributions were reinvested in our common stock as a result of our distribution reinvestment plan, or DRIP. We have fully invested the proceeds from both our initial public offering and follow-on offering.

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

CWI 6/30/2017 10-Q – 7

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

At both June 30, 2017 and December 31, 2016, we considered five entities to be VIEs, four of which we consolidated as we are considered the primary beneficiary. The following table presents a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets (in thousands):

	June 30, 2017	December 31, 2016
Net investments in hotels	$513,037	$518,335
Intangible assets, net	39,050	39,451
Total assets	580,183	587,608

Non-recourse debt, net	$341,325	$341,082
Total liabilities	366,854	372,991

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model that changes the basis for deciding when revenue is recognized over time or at a point in time and expands the disclosures about revenue. The new guidance also applies to sales of real estate and the new principles-based approach is largely based on the transfer of control of the real estate to the buyer. The guidance is effective for annual reporting periods beginning after December 15, 2017, and the interim periods within those annual periods. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. We expect to adopt this new standard on January 1, 2018 using the modified retrospective transition method, which requires a cumulative effect adjustment upon the date of adoption. We are in the process of evaluating the impact of the new standard and do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Additionally, the new standard requires extensive quantitative and qualitative disclosures. ASU 2016-02 is effective for GAAP public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application will be permitted for all entities. The new standard must be adopted using a modified retrospective transition of the new guidance and provides for certain practical expedients. Transition will require application of the new model at the beginning of the earliest comparative period presented. We have not yet completed our

CWI 6/30/2017 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

analysis on this new standard, but we believe the application of the new standard will result in the recording of a right-of-use asset and a lease liability on the consolidated balance sheet for each of our ground leases.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 intends to reduce diversity in practice for certain cash flow classifications, including, but not limited to (i) debt prepayment or debt extinguishment costs, (ii) contingent consideration payments made after a business combination, (iii) proceeds from the settlement of insurance claims, (iv) distributions received from equity method investees and (v) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early application of the guidance permitted. We are in the process of evaluating the impact of adopting ASU 2016-15 on our consolidated financial statements and will adopt the standard for the fiscal year beginning January 1, 2018.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions across all industries. The guidance is effective for annual reporting periods beginning after December 15, 2017, and the interim periods within those annual periods. We expect to adopt this new guidance on January 1, 2018. While we are evaluating the potential impact of the standard, we currently expect that certain future hotel acquisitions may be considered asset acquisitions rather than business combinations, which would affect the capitalization of acquisition costs (such costs are expensed for business combinations and capitalized for asset acquisitions).

In February 2017, the FASB issued ASU 2017-05, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). ASU 2017-05 clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments define the term “in substance nonfinancial asset,” in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. If substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of Subtopic 610-20. This amendment also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent company may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. ASU 2017-05 is effective for periods beginning after December 15, 2017, with early application permitted for fiscal years beginning after December 15, 2016. We are currently evaluating the impact of ASU 2017-05 on our consolidated financial statements.

CWI 6/30/2017 10-Q – 9

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

The following tables present a summary of fees we paid, expenses we reimbursed and distributions we made to our Advisor, the Subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Amounts Included in the Consolidated Statements of Operations
Asset management fees	$3,585	$3,538	$7,198	$7,008
Available Cash Distributions	1,544	1,586	3,245	4,093
Personnel and overhead reimbursements	1,486	1,604	2,909	3,579
Disposition fees (Note 4)	143	—	225	—
Interest expense	117	—	128	—
Acquisition fees	—	—	—	2,158
	$6,875	$6,728	$13,705	$16,838

Other Transaction Fees Incurred
Capitalized loan refinancing fees	$340	$—	$340	$500
Advisor fee for purchase of membership interest (Note 11)	—	—	—	527
	$340	$—	$340	$1,027

The following table presents a summary of the amounts included in Due to related parties and affiliates in the consolidated financial statements (in thousands):

	June 30, 2017	December 31, 2016
Amounts Due to Related Parties and Affiliates
Note payable to WPC	$22,964	$—
Reimbursable costs	1,298	1,311
Other amounts due to our Advisor	1,222	1,202
Due to joint venture partners and other	148	115
	$25,632	$2,628

Asset Management Fees, Dispositions Fees and Loan Refinancing Fees

We pay our Advisor an annual asset management fee equal to 0.5% of the aggregate Average Market Value of our Investments, both as defined in our advisory agreement with our Advisor. Our Advisor is also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property, as well as a loan refinancing fee of up to 1.0% of the principal amount of a refinanced loan, if certain conditions described in the advisory agreement are met. If our Advisor elects to receive all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV. At our Advisor’s election, we paid our asset management fees in shares of our common stock for the three and six months ended June 30, 2017 and in cash for the three and six months ended June 30, 2016. For the six months ended June 30, 2017, $6.0 million in asset management fees were settled in shares of our common stock. No such fees were settled in shares during the six months ended June 30, 2016. At June 30, 2017, our Advisor

CWI 6/30/2017 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

owned 2,057,241 shares (1.5%) of our outstanding common stock. Asset management fees are included in Asset management fees to affiliate and other expenses in the consolidated financial statements.

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

Note Payable to WPC and Other Transactions with Affiliates

During the first quarter of 2017, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us of up to $25.0 million, at an interest rate equal to the rate at which WPC is able to borrow funds under its senior unsecured credit facility, which we refer to as the WPC Line of Credit, for the purpose of replacing our Senior Credit Facility (Note 9). All loans under the WPC Line of Credit are made solely at the discretion of WPC’s management. On March 23, 2017, we borrowed $22.8 million from WPC at the London Interbank Offered Rate, or LIBOR, plus 1.0% and a maturity date of March 22, 2018 and simultaneously repaid and terminated our Senior Credit Facility. At June 30, 2017, the amount due to WPC was $23.0 million, including accrued interest. The interest expense on these notes payable to our affiliate is included in Interest expense on the consolidated statements of operations.

Other Amounts Due to Our Advisor

This balance primarily represents asset management fees payable.

Jointly Owned Investments and Other Transactions with Affiliates

At June 30, 2017, we owned interests in two jointly-owned investments with CWI 2: the Ritz-Carlton Key Biscayne, a Consolidated Hotel, and the Marriott Sawgrass Golf Resort & Spa, an Unconsolidated Hotel. CWI 2 is a publicly owned, non-listed REIT that is also advised by our Advisor and invests in lodging and lodging-related properties.

CWI 6/30/2017 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Net Investments in Hotels

Net investments in hotels are summarized as follows (in thousands):

	June 30, 2017	December 31, 2016
Buildings	$1,654,760	$1,670,895
Land	379,453	380,970
Furniture, fixtures and equipment	129,229	122,155
Building and site improvements	118,257	89,667
Construction in progress	11,664	26,855
Hotels, at cost	2,293,363	2,290,542
Less: Accumulated depreciation	(206,588)	(176,423)
Net investments in hotels	$2,086,775	$2,114,119

During the six months ended June 30, 2017, we retired fully depreciated furniture, fixtures and equipment aggregating $7.8 million.

Property Dispositions and Assets and Liabilities Held for Sale

On February 1, 2017, we sold our 100% ownership interests in each of the Hampton Inn Frisco Legacy Park, the Hampton Inn Birmingham Colonnade and the Hilton Garden Inn Baton Rouge Airport to an unaffiliated third party for a contractual sales price of $33.0 million and net proceeds of approximately $7.4 million. The seller assumed the outstanding non-recourse debt on the three properties totaling $26.5 million. We recognized a loss on sale of $0.4 million during the first quarter of 2017. These three properties comprised the held for sale balance at December 31, 2016.

On May 11, 2017, we sold our 100% ownership interest in the Hampton Inn Boston Braintree to an unaffiliated third party for a contractual sales price of $19.0 million and net proceeds of approximately $6.6 million. During the second quarter of 2017, we recognized a gain on sale of $5.5 million, which is net of a $0.6 million participation management fee that was incurred as a result of the disposition and paid to StepStone Hospitality, the hotel management company, pursuant to the management agreement.

At June 30, 2017, no properties were classified as held for sale.

Below is a summary of our assets and liabilities held for sale (in thousands):

	June 30, 2017	December 31, 2016
Net investments in hotels	$—	$32,300
Restricted cash	—	2,089
Accounts receivable	—	169
Other assets	—	465
Assets held for sale	$—	$35,023

Non-recourse debt, net attributable to Assets held for sale	$—	$26,560

Accounts payable, accrued expenses and other liabilities	$—	$789
Due to related parties and affiliates	—	8
Other liabilities held for sale	$—	$797

CWI 6/30/2017 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

Construction in Progress

At June 30, 2017 and December 31, 2016, construction in progress, recorded at cost, was $11.7 million and $26.9 million, respectively, and related primarily to renovations at the Hutton Hotel Nashville at June 30, 2017 and renovations at the Ritz-Carlton Key Biscayne and Westin Pasadena at December 31, 2016 (Note 10). We capitalize interest expense and certain other costs, such as property taxes, property insurance, utilities expense and hotel incremental labor costs, related to hotels undergoing major renovations. We capitalized $0.2 million and $0.9 million of such costs during the three months ended June 30, 2017 and 2016, respectively, and $0.7 million and $1.2 million during the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017 and December 31, 2016, accrued capital expenditures were $3.2 million and $2.3 million, respectively, representing non-cash investing activity.

Note 5. Equity Investments in Real Estate

At June 30, 2017, we owned equity interests in four Unconsolidated Hotels, three with unrelated third parties and one with CWI 2. We do not control the ventures that own these hotels, but we exercise significant influence over them. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to our Advisor that we incur and other-than-temporary impairment charges, if any).

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

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these ventures are affected by the timing and nature of distributions (dollars in thousands):

Unconsolidated Hotels	State	Number of Rooms	% Owned	Acquisition Date	Hotel Type	Carrying Value at
						June 30, 2017	December 31, 2016
Hyatt Centric French Quarter Venture (a)	LA	254	80%	9/6/2011	Full-service	$711	$664
Westin Atlanta Venture (b)	GA	372	57%	10/3/2012	Full-service	4,935	5,795
Marriott Sawgrass Golf Resort & Spa Venture (c) (d)	FL	514	50%	4/1/2015	Resort	29,880	31,208
Ritz-Carlton Philadelphia Venture (e)	PA	301	60%	5/15/2015	Full-service	39,285	38,261
		1,441				$74,811	$75,928
___________

(a)	We received cash distributions of $0.3 million and $0.7 million from this investment during the three and six months ended June 30, 2017, respectively.

(b)	We received cash distributions of $0.7 million and $1.3 million from this investment during the three and six months ended June 30, 2017, respectively.

(c)	We received cash distributions of $1.3 million and $3.0 million from this investment during the three and six months ended June 30, 2017, respectively.

(d)
This investment is considered a VIE (Note 2). We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence but does not give us power over decisions that significantly affect the economic performance of the entity.

(e)	We received cash distributions of less than $0.1 million and $0.6 million from this investment during the three and six months ended June 30, 2017, respectively.

CWI 6/30/2017 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth our share of equity in earnings from our Unconsolidated Hotels, which are based on the hypothetical liquidation at book value model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Venture	2017	2016	2017	2016
Marriott Sawgrass Golf Resort & Spa Venture	$320	$1,097	$1,706	$2,222
Ritz-Carlton Philadelphia Venture	824	741	1,629	1,386
Hyatt Centric French Quarter Venture	254	743	729	983
Westin Atlanta Venture	153	232	472	524
Total equity in earnings of equity method investments in real estate	$1,551	$2,813	$4,536	$5,115

No other-than-temporary impairment charges related to our investments in these ventures were recognized during the three or six months ended June 30, 2017 or 2016.

At June 30, 2017 and December 31, 2016, the unamortized basis differences on our equity investments were $3.1 million and $3.3 million, respectively. Net amortization of the basis differences reduced the carrying values of our equity investments by less than $0.1 million during both the three months ended June 30, 2017 and 2016, and by $0.1 million for both the six months ended June 30, 2017 and 2016.

The following tables present combined summarized financial information of our Marriott Sawgrass Golf Resort & Spa Venture and Ritz-Carlton Philadelphia Venture. Amounts provided are the total amounts attributable to the ventures and does not represent our proportionate share (in thousands):

	June 30, 2017	December 31, 2016
Real estate, net	$239,584	$244,106
Other assets	19,946	19,882
Total assets	259,530	263,988
Debt	136,517	136,575
Other liabilities	24,464	23,394
Total liabilities	160,981	159,969
Members’ equity	$98,549	$104,019

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$25,157	$24,149	$49,831	$43,943
Expenses	(24,137)	(22,169)	(48,588)	(41,373)
Net income attributable to equity method investment	$1,020	$1,980	$1,243	$2,570

CWI 6/30/2017 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

Note 6. Intangible Assets and Liabilities

Intangible assets and liabilities, included in Intangible assets, net and Accounts payable, accrued expenses and other liabilities, respectively, in the consolidated financial statements, are summarized as follows (dollars in thousands):

		June 30, 2017			December 31, 2016
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Villa/condo rental programs	45 – 55	$72,400	$(4,263)	$68,137	$72,400	$(3,510)	$68,890
Below-market hotel ground leases and parking garage lease	10 – 93	11,655	(628)	11,027	11,655	(531)	11,124
In-place leases	4 – 21	151	(67)	84	235	(132)	103
Total intangible assets, net		$84,206	$(4,958)	$79,248	$84,290	$(4,173)	$80,117

Finite-Lived Intangible Liability
Above-market hotel ground lease	85	$(2,100)	$77	$(2,023)	$(2,100)	$64	$(2,036)

Net amortization of intangibles was $0.4 million for both the three months ended June 30, 2017 and 2016, and $0.9 million for both the six months ended June 30, 2017 and 2016. Amortization of the villa/condo rental programs and in-place lease intangibles are included in Depreciation and amortization, and amortization of below-market hotel ground lease, below-market hotel parking garage lease and above-market hotel ground lease intangibles are included in Property taxes, insurance, rent and other in the consolidated financial statements.

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

We did not have any transfers into or out of Level 1, Level 2 and Level 3 category of measurements during the three or six months ended June 30, 2017 or 2016. Gains and losses (realized and unrealized) included in earnings are reported in Other income in the consolidated financial statements.

Our non-recourse debt, net, which we have classified as Level 3, had a carrying value of $1.4 billion and $1.5 billion at June 30, 2017 and December 31, 2016, respectively, and an estimated fair value of $1.4 billion and $1.5 billion at June 30, 2017 and December 31, 2016, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

CWI 6/30/2017 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both June 30, 2017 and December 31, 2016.

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

We determined that the significant inputs used to value these investments fall within Level 3 for fair value reporting. As a result of our assessments, we calculated an impairment charge based on market conditions and assumptions that existed at the time. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change. During the second quarter of 2016, we recognized impairment charges totaling $3.7 million on three properties with an aggregate fair value measurement of $33.0 million in order to reduce the carrying value of the properties to their estimated fair values. We did not recognize any impairment charges during the three or six months ended June 30, 2017.

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

CWI 6/30/2017 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

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

The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Balance Sheet Location	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Interest rate swaps	Other assets	$85	$48	$—	$—
Interest rate caps	Other assets	16	51	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	—	(2)
		$101	$99	$—	$(2)

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements. At both June 30, 2017 and December 31, 2016, no cash collateral had been posted nor received for any of our derivative positions.

We recognized unrealized losses of less than $0.1 million and $0.5 million in Other comprehensive income (loss) on derivatives in connection with our interest rate swaps and caps during the three months ended June 30, 2017 and 2016, respectively, and unrealized losses of $0.2 million and $1.8 million during the six months ended June 30, 2017 and 2016, respectively.

We reclassified $0.2 million from Other comprehensive income (loss) on derivatives into Interest expense during each of the three months ended June 30, 2017 and 2016, and $0.4 million and $0.5 million during the six months ended June 30, 2017 and 2016, respectively.

Amounts reported in Other comprehensive income (loss) related to interest rate swaps and caps will be reclassified to Interest expense as interest expense is incurred on our variable-rate debt. At June 30, 2017, we estimated that an additional $0.6 million, inclusive of amounts attributable to noncontrolling interests of less than $0.1 million, will be reclassified as Interest expense during the next 12 months related to our interest rate swaps and caps.

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

The interest rate swaps and caps that we had outstanding on our Consolidated Hotels at June 30, 2017 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of	Notional	Fair Value at
Interest Rate Derivatives	Instruments	Amount	June 30, 2017
Interest rate swaps	1	$47,720	$85
Interest rate caps	8	303,080	16
			$101

CWI 6/30/2017 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of June 30, 2017. At June 30, 2017, both our total credit exposure and the maximum exposure to any single counterparty were $0.1 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At June 30, 2017, we had not been declared in default on any of our derivative obligations. At June 30, 2017, we had no derivatives that were in a net liability position. At December 31, 2016, the estimated fair value of our derivatives in a net liability position was less than $0.1 million, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at December 31, 2016, we could have been required to settle our obligations under these agreements at their aggregate termination value of less than $0.1 million.

Note 9. Debt

Non-Recourse Debt

Our non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of hotel properties. The following table presents the non-recourse debt, net on our Consolidated Hotel investments (dollars in thousands):

			Carrying Amount at
	Interest Rate Range	Current Maturity Date Range (a)	June 30, 2017	December 31, 2016
Fixed rate	3.6% – 6.5%	3/2018 – 4/2024	$1,086,442	$1,084,987
Variable rate (b)	3.4% – 8.3%	10/2017 – 12/2020	339,683	371,165
			$1,426,125	$1,456,152
___________

(a)	Many of our mortgage loans have extension options, which are subject to certain conditions. The maturity dates in the table do not reflect the extension options.

(b)
These mortgage loans have variable interest rates, which have effectively been capped or converted to fixed rates through the use of interest rate caps or swaps (Note 8). The interest rate range presented for these mortgage loans reflect the rates in effect at June 30, 2017 through the use of an interest rate cap or swap, when applicable.

Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and would be triggered under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a provision were triggered, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. At December 31, 2016, the minimum debt service coverage ratio for the Holiday Inn Manhattan 6th Avenue Chelsea was not met; therefore, a cash management agreement was enacted that permits the lender to sweep the hotel’s excess cash flow. As of June 30, 2017, this ratio was still not met and the cash management agreement remained in effect. At June 30, 2017, the minimum debt service coverage ratio for the Lake Arrowhead Resort and Spa was not met; therefore we are required to fund $0.5 million into a lender held reserve account that will be released after a specified debt service coverage ratio is achieved for two consecutive quarters. We will fund the required $0.5 million into the lender held reserve account during the third quarter of 2017, which will be included in Restricted cash in our consolidated balance sheet.

Covenants

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage ratios. At June 30, 2017, we were in compliance with the applicable covenants for each of our mortgage loans.

CWI 6/30/2017 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

Senior Credit Facility

At December 31, 2016, we had a senior credit facility that provided for a $25.0 million senior unsecured revolving credit facility, or our Senior Credit Facility. The Senior Credit Facility bore interest at LIBOR plus 2.75%, was scheduled to mature on December 4, 2017 and had an outstanding balance of $22.8 million at December 31, 2016. On March 23, 2017, we repaid the $22.8 million outstanding balance using proceeds from the WPC Line of Credit (Note 3) and simultaneously terminated our Senior Credit Facility. We recognized a loss on extinguishment of debt of $0.1 million during the first quarter of 2017 on this termination, related primarily to the write-off of unamortized deferred financing costs.

Financing Activity During 2017

During the six months ended June 30, 2017, we refinanced two non-recourse mortgage loans totaling $70.6 million with new non-recourse mortgage loans totaling $83.5 million, which have a weighted-average interest rate of 5.1% and term of 5 years. We recognized a net loss on extinguishment of debt of less than $0.1 million on these refinancings.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2017, each of the next four calendar years following December 31, 2017, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2017 (remainder) (a)	$78,991
2018 (b)	130,888
2019	148,727
2020	196,362
2021	458,253
Thereafter through 2024	420,973
1,434,194
Unamortized deferred financing costs	(8,069)
Total	$1,426,125
___________

(a)
Balance includes $72.7 million of scheduled balloon payments on two consolidated mortgage loans. We currently intend to refinance these mortgage loans, although there can be no assurance that we will be able to do so on favorable terms, if at all.

(b)	Excludes $22.8 million of loan proceeds from the WPC Line of Credit used to repay our Senior Credit Facility (Note 3). The WPC Line of Credit has a maturity date of March 22, 2018.

Note 10. Commitments and Contingencies

At June 30, 2017, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position or results of operations.

Hotel Management Agreements

As of June 30, 2017, our Consolidated Hotel properties were operated pursuant to long-term management agreements with 12 different management companies, with initial terms ranging from five to 30 years. For hotels operated with separate franchise agreements, each management company receives a base management fee, generally ranging from 1.0% to 3.5% of hotel revenues. Four of our management agreements contain the right and license to operate the hotels under specified brands; no separate franchise agreements exist and no separate franchise fee is required for these hotels. The management agreements that include the benefit of a franchise agreement incur a base management fee equal to 3.0% of hotel revenues. The management companies are generally also eligible to receive an incentive management fee, which is typically calculated as a percentage of operating profit, either (i) in excess of projections with a cap or (ii) after we have received a priority return on our investment in the hotel. For the three months ended June 30, 2017 and 2016, we incurred management fee expense, including amortization of

CWI 6/30/2017 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

deferred management fees, of $4.7 million and $5.2 million, respectively, and $10.3 million and $10.7 million for the six months ended June 30, 2017 and 2016, respectively.

Franchise Agreements

As of June 30, 2017, we had 12 franchise agreements with Marriott owned brands, five with Hilton owned brands, two with InterContinental Hotels owned brands and one with a Hyatt owned brand related to our Consolidated Hotels. The franchise agreements have initial terms ranging from 15 to 25 years. This number excludes four hotels that receive the benefits of a franchise agreement pursuant to management agreements, as discussed above. Also, three of our Consolidated Hotels are independent and not subject to franchise agreements. Our franchise agreements grant us the right to the use of the brand name, systems and marks with respect to specified hotels and establish various management, operational, record-keeping, accounting, reporting and marketing standards and procedures that the licensed hotel must comply with. In addition, the franchisor establishes requirements for the quality and condition of the hotel and its furniture, fixtures and equipment, and we are obligated to expend such funds as may be required to maintain the hotel in compliance with those requirements. Typically, our franchise agreements provide for a license fee, or royalty, of 3.0% to 7.0% of room revenues and, if applicable, 2.0% to 3.0% of food and beverage revenue. In addition, we generally pay 1.0% to 4.0% of room revenues as marketing and reservation system contributions for the system-wide benefit of brand hotels. Franchise fees are included in sales and marketing expense in our consolidated financial statements. For the three months ended June 30, 2017 and 2016, we incurred franchise fee expense, including amortization of deferred franchise fees, of $5.1 million and $5.4 million, respectively, and $9.8 million and $10.1 million for the six months ended June 30, 2017 and 2016, respectively.

Renovation Commitments

Certain of our hotel franchise and loan agreements require us to make planned renovations to our Consolidated Hotels (Note 4). We do not currently expect, and are not obligated, to fund any planned renovations on our Unconsolidated Hotels beyond our original investment.

At June 30, 2017, eight hotels were either undergoing renovation or in the planning stage of renovations, and we currently expect that three will be completed during the second half of 2017, three will be completed during the first half of 2018 and two will be completed during the second half of 2018. The following table summarizes our capital commitments related to our Consolidated Hotels (in thousands):

	June 30, 2017	December 31, 2016
Capital commitments	$75,312	$84,325
Less: amounts paid	(36,001)	(43,179)
Unpaid commitments	39,311	41,146
Less: amounts in restricted cash designated for renovations	(23,395)	(13,136)
Unfunded commitments (a)	$15,916	$28,010
___________

(a)	Of our unfunded commitments at June 30, 2017 and December 31, 2016, approximately $1.2 million and $5.3 million, respectively, of unrestricted cash on our balance sheet was designated for renovations.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 2% and 5% of the respective hotel’s total gross revenue. As of June 30, 2017 and December 31, 2016, $27.4 million and $29.3 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures, and is included in Restricted cash in the consolidated financial statements.

CWI 6/30/2017 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

Ground Lease Commitments

Three of our hotels are subject to ground leases. Scheduled future minimum ground lease payments during the remainder of 2017, each of the next four calendar years following December 31, 2017 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2017 (remainder)	$1,598
2018	3,254
2019	3,328
2020	3,404
2021	3,482
Thereafter through 2106	651,117
Total	$666,183

For each of the three months ended June 30, 2017 and 2016, we recorded rent expense of $1.0 million, inclusive of percentage rents of $0.2 million for each period, related to these ground leases, which are included in Property taxes, insurance, rent and other in the consolidated financial statements. For each of the six months ended June 30, 2017 and 2016, we recorded rent expense of $1.9 million, inclusive of percentage rents of $0.3 million for each period, related to these ground leases. Additionally, we recorded straight-line rent adjustment expense related to these ground leases of $1.3 million for each of the three months ended June 30, 2017 and 2016 and $2.6 million and $2.7 million for the six months ended June 30, 2017 and 2016, respectively.

Note 11. Equity

Transfers to Noncontrolling Interests

On February 12, 2016, we acquired the remaining 25% interest in the Fairmont Sonoma Mission Inn & Spa Venture from an unaffiliated third party for $20.6 million, bringing our ownership interest to 100%. In connection with this transaction, we also paid a fee to our Advisor of $0.5 million. Our acquisition of the additional interest in the venture is accounted for as an equity transaction and we recorded an adjustment of approximately $16.0 million to Additional paid-in capital in our consolidated statement of equity for the six months ended June 30, 2016 related to the difference between the carrying value and the purchase price. No gain or loss was recognized in the consolidated statement of operations, and the components of accumulated other comprehensive loss are proportionately reallocated to us from the noncontrolling interest as presented in the consolidated statement of equity.

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended June 30,
Gains and Losses on Derivative Instruments	2017	2016
Beginning balance	$(1,024)	$(2,352)
Other comprehensive loss before reclassifications	(14)	(496)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	182	243
Equity in earnings of equity method investments in real estate	64	108
Total	246	351
Net current period other comprehensive income (loss)	232	(145)
Net current period other comprehensive (income) loss attributable to noncontrolling interests	(3)	3
Ending balance	$(795)	$(2,494)

CWI 6/30/2017 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30,
Gains and Losses on Derivative Instruments	2017	2016
Beginning balance	$(1,128)	$(885)
Other comprehensive loss before reclassifications	(163)	(1,794)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	356	518
Equity in earnings of equity method investments in real estate	144	218
Total	500	736
Net current period other comprehensive income (loss)	337	(1,058)
Net current period other comprehensive (income) loss attributable to noncontrolling interests	(4)	372
Reclassification to additional-paid in capital relating to purchase of remaining 25% membership interest in Fairmont Sonoma Mission Inn & Spa venture	—	(923)
Ending balance	$(795)	$(2,494)

Distributions Declared

During the second quarter of 2017, our board of directors declared a quarterly distribution of $0.1425 per share, which was paid on July 14, 2017 to stockholders of record on June 30, 2017, in the aggregate amount of $19.4 million.

For the six months ended June 30, 2017, our board of directors declared distributions of $38.9 million, including distributions of $19.5 million declared during the three months ended March 31, 2017. We paid distributions of $38.8 million during the six months ended June 30, 2017, comprised of $19.5 million declared during the three months ended March 31, 2017 and $19.3 million declared during the three months ended December 31, 2016.

Note 12. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually and intend to do so for the tax year ending December 31, 2017. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three and six months ended June 30, 2017 and 2016. We conduct business in various states and municipalities within the United States, and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As a result, we are subject to certain state and local taxes and a provision for such taxes is included in the consolidated financial statements.

Certain of our subsidiaries have elected taxable REIT subsidiary, or TRS, status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. The accompanying consolidated financial statements include an interim tax provision for our TRSs for the three and six months ended June 30, 2017 and 2016. Current income tax expense was $0.6 million and $2.0 million for the three months ended June 30, 2017 and 2016, respectively, and $1.7 million and $3.7 million for the six months ended June 30, 2017 and 2016, respectively.

Our TRSs are subject to U.S. federal and state income taxes. As such, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe that it is more likely than not that we will not realize the tax benefit of deferred tax assets based on available evidence at the time the determination is made. A change in circumstances may cause us to change our judgment about whether a deferred tax asset will more likely than not be realized. We generally report any change in the valuation allowance through our income statement in the period in which such changes in circumstances occur. Deferred tax assets (net of valuation allowance) and liabilities for our TRSs were recorded, as necessary, as of June 30, 2017 and December 31, 2016. Deferred tax assets (net of valuation allowance) totaled $3.1 million and $4.4 million at June 30, 2017 and December 31, 2016, respectively, and are included in Other assets in the consolidated financial statements. Deferred tax liabilities totaled $5.6 million and $7.5 million at June 30, 2017 and December 31, 2016, respectively, and are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements. The majority of our deferred tax assets relate to net operating losses, accrued

CWI 6/30/2017 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

expenses and deferred key money liabilities. The majority of our deferred tax liabilities relate to differences between the tax basis and financial reporting basis of the villa/condo rental management agreements. Provision for income taxes included deferred income tax expense of $0.5 million and $1.2 million for the three months ended June 30, 2017 and 2016, respectively, and deferred income tax benefit of $0.9 million and $1.7 million for the six months ended June 30, 2017 and 2016, respectively.

CWI 6/30/2017 10-Q – 23

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

Business Overview

As described in more detail in Item 1 of the 2016 Annual Report, we are a publicly-owned, non-listed REIT that invests in, and through our Advisor, manages and seeks to enhance the value of, our interests in lodging and lodging-related properties. At June 30, 2017, we held ownership interests in 31 hotels, with a total of 8,357 rooms.

We have invested the proceeds from our initial public offering and follow-on offering in a diversified lodging portfolio, including full-service, select-service and resort hotels. Our results of operations are significantly impacted by seasonality, acquisition-related expenses and by hotel renovations. We often invest in hotels and then initiate significant renovations. Generally, during the renovation period, a portion of total rooms are unavailable and hotel operations are often disrupted, negatively impacting our results of operations.

Significant Developments

Financings

During the six months ended June 30, 2017, we refinanced two non-recourse mortgage loans totaling $70.6 million with new non-recourse mortgage loans totaling $83.5 million, which have a weighted-average interest rate of 5.1% and a term of 5 years. We recognized a net loss on extinguishment of debt of less than $0.1 million on these refinancings (Note 9).

Senior Credit Facility

At December 31, 2016, we had a senior credit facility that provided for a $25.0 million senior unsecured revolving credit facility, or our Senior Credit Facility. The Senior Credit Facility bore interest at LIBOR plus 2.75%, was scheduled to mature on December 4, 2017 and had an outstanding balance of $22.8 million at December 31, 2016. On March 23, 2017, we repaid the $22.8 million outstanding balance using proceeds from the WPC Line of Credit (Note 3, Note 9) and simultaneously terminated our Senior Credit Facility. We recognized a loss on extinguishment of debt of $0.1 million during the first quarter of 2017 on this termination.

CWI 6/30/2017 10-Q – 24

Financial and Operating Highlights

(Dollars in thousands, except ADR and RevPAR)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Hotel revenues	$171,354	$173,576	$331,058	$328,936
Acquisition-related expenses	—	—	—	3,727
Net income (loss) attributable to CWI stockholders	10,383	4,530	4,970	(6,385)

Cash distributions paid	19,477	19,025	38,769	37,934

Net cash provided by operating activities			55,880	44,000
Net cash used in investing activities			(4,698)	(95,013)
Net cash (used in) provided by financing activities			(45,108)	44,196

Supplemental financial measures: (a)
FFO attributable to CWI stockholders	24,766	27,491	39,256	35,368
MFFO attributable to CWI stockholders	26,216	28,867	42,174	42,946

Consolidated Hotel Operating Statistics
Occupancy	80.1%	79.1%	76.9%	76.1%
ADR	$224.65	$218.29	$223.24	$219.73
RevPAR	179.90	172.74	171.77	167.17
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

The comparison of our results period over period is influenced by both the number and size of the hotels consolidated in each of the respective periods. At June 30, 2017, we owned 27 Consolidated Hotels, compared to 31 Consolidated Hotels at June 30, 2016.

CWI 6/30/2017 10-Q – 25

Portfolio Overview

The following table sets forth certain information for each of our Consolidated Hotels and our Unconsolidated Hotels at June 30, 2017:

Hotels	State	Number of Rooms	% Owned	Acquisition Date	Hotel Type	Renovation Status at June 30, 2017
Consolidated Hotels
2012 Acquisitions
Hilton Garden Inn New Orleans French Quarter/CBD	LA	155	88%	6/8/2012	Select-service	Completed
Lake Arrowhead Resort and Spa	CA	173	97%	7/9/2012	Resort	Completed
Courtyard San Diego Mission Valley	CA	317	100%	12/6/2012	Select-service	Completed
2013 Acquisitions
Hampton Inn Atlanta Downtown	GA	119	100%	2/14/2013	Select-service	Completed
Hampton Inn Memphis Beale Street	TN	144	100%	2/14/2013	Select-service	Completed
Courtyard Pittsburgh Shadyside	PA	132	100%	3/12/2013	Select-service	Completed
Hutton Hotel Nashville	TN	247	100%	5/29/2013	Full-service	In progress
Holiday Inn Manhattan 6th Avenue Chelsea	NY	226	100%	6/6/2013	Full-service	Completed
Fairmont Sonoma Mission Inn & Spa (a)	CA	226	100%	7/10/2013	Resort	Completed
Marriott Raleigh City Center	NC	400	100%	8/13/2013	Full-service	Completed/ Planned future
Hawks Cay Resort (b)	FL	426	100%	10/23/2013	Resort	Completed
Renaissance Chicago Downtown	IL	560	100%	12/20/2013	Full-service	Completed
2014 Acquisitions
Hyatt Place Austin Downtown	TX	296	100%	4/1/2014	Select-service	None planned
Courtyard Times Square West	NY	224	100%	5/27/2014	Select-service	None planned
Sheraton Austin Hotel at the Capitol	TX	367	80%	5/28/2014	Full-service	Completed/ Planned future
Marriott Boca Raton at Boca Center	FL	259	100%	6/12/2014	Full-service	Completed
Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center	CO	302	100%	6/25/2014	Select-service	None planned
Sanderling Resort	NC	125	100%	10/28/2014	Resort	Completed/ Planned future
Staybridge Suites Savannah Historic District	GA	104	100%	10/30/2014	Select-service	Completed
Marriott Kansas City Country Club Plaza	MO	295	100%	11/18/2014	Full-service	Completed
2015 Acquisitions
Westin Minneapolis	MN	214	100%	2/12/2015	Full-service	Planned future
Westin Pasadena	CA	350	100%	3/19/2015	Full-service	Completed
Hilton Garden Inn/Homewood Suites Atlanta Midtown	GA	228	100%	4/29/2015	Select-service	None planned
Ritz-Carlton Key Biscayne (c)	FL	458	47%	5/29/2015	Resort	Completed
Ritz-Carlton Fort Lauderdale (d)	FL	198	70%	6/30/2015	Resort	Completed/ Planned future
Le Méridien Dallas, The Stoneleigh	TX	176	100%	11/20/2015	Full-service	Completed/ In progress
2016 Acquisition
Equinox, a Luxury Collection Golf Resort & Spa (e)	VT	195	100%	2/17/2016	Resort	Planned future
		6,916
Unconsolidated Hotels
Hyatt New Orleans French Quarter	LA	254	80%	9/6/2011	Full-service	Completed
Westin Atlanta Perimeter North	GA	372	57%	10/3/2012	Full-service	Completed
Marriott Sawgrass Golf Resort & Spa (f)	FL	514	50%	4/1/2015	Resort	Completed
Ritz-Carlton Philadelphia	PA	301	60%	5/15/2015	Full-service	Completed
		1,441
___________

(a)	On February 12, 2016, we acquired the remaining 25% interest in the Fairmont Sonoma Mission Inn & Spa venture from an unaffiliated third party, bringing our ownership interest in the hotel to 100%.

(b)	Includes 249 privately owned villas that participate in the villa/condo rental program at June 30, 2017.

(c)	CWI 2 owns an interest of approximately 19% in this venture. Also, the number of rooms presented includes 156 condo-hotel units that participate in the villa/condo rental program at June 30, 2017.

(d)	Includes 32 condo-hotel units that participate in the villa/condo rental program at June 30, 2017.

(e)	On August 26, 2016, we acquired a single-family residence adjacent to the hotel, which we intend to renovate to create additional available rooms and event space at the resort.

CWI 6/30/2017 10-Q – 26

(f)
On October 3, 2014, we acquired the Marriott Sawgrass Golf Resort & Spa as a Consolidated Hotel. On April 1, 2015, we sold a 50% controlling interest to CWI 2 and began accounting for our interest in the hotel as an equity method investment. Our initial investment represents our remaining 50% interest in the Marriott Sawgrass Golf Resort & Spa venture after the sale to CWI 2.

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

CWI 6/30/2017 10-Q – 27

The following table presents our comparative results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Hotel Revenues	$171,354	$173,576	$(2,222)	$331,058	$328,936	$2,122

Hotel Expenses	143,880	142,279	1,601	284,460	278,687	5,773

Other Operating Expenses
Asset management fees to affiliate and other expenses	3,972	3,939	33	8,018	7,711	307
Corporate general and administrative expenses	2,811	2,944	(133)	5,320	6,338	(1,018)
Impairment charges	—	3,660	(3,660)	—	3,660	(3,660)
Acquisition-related expenses	—	—	—	—	3,727	(3,727)
Total Other Operating Expenses	6,783	10,543	(3,760)	13,338	21,436	(8,098)

Operating Income	20,691	20,754	(63)	33,260	28,813	4,447

Other Income and (Expenses)
Interest expense	(16,557)	(16,162)	(395)	(32,863)	(32,179)	(684)
Equity in earnings of equity method investments in real estate	1,551	2,813	(1,262)	4,536	5,115	(579)
Net loss on extinguishment of debt (Note 9)	(84)	—	(84)	(225)	(1,064)	839
Other income	34	8	26	60	13	47
Total Other Income and (Expenses)	(15,056)	(13,341)	(1,715)	(28,492)	(28,115)	(377)

Income from Operations Before Income Taxes and Net Gain on Sale of Real Estate	5,635	7,413	(1,778)	4,768	698	4,070
Provision for income taxes	(1,078)	(3,176)	2,098	(792)	(2,004)	1,212
Income (Loss) from Operations Before Net Gain on Sale of Real Estate	4,557	4,237	320	3,976	(1,306)	5,282
Net gain on sale of real estate, net of tax	5,516	—	5,516	5,164	—	5,164
Net Income (Loss)	10,073	4,237	5,836	9,140	(1,306)	10,446
Loss (income) attributable to noncontrolling interests	310	293	17	(4,170)	(5,079)	909
Net Income (Loss) Attributable to CWI Stockholders	$10,383	$4,530	$5,853	$4,970	$(6,385)	$11,355
Supplemental financial measure:(a)
MFFO Attributable to CWI Stockholders	$26,216	$28,867	$(2,651)	$42,174	$42,946	$(772)
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

CWI 6/30/2017 10-Q – 28

The following table sets forth the average occupancy rate, ADR and RevPAR of our Consolidated Hotels for the three and six months ended June 30, 2017 and 2016 for our Same Store Hotels. Our Same Store Hotels are comprised of our 2012 Acquisitions, 2013 Acquisitions, 2014 Acquisitions and 2015 Acquisitions, excluding the results of hotels sold or classified as held for sale at June 30, 2017 (Note 4).

	Three Months Ended June 30,		Six Months Ended June 30,
Same Store Hotels	2017	2016	2017	2016
Occupancy Rate	80.9%	79.8%	77.9%	76.7%
ADR	$225.56	$225.10	$224.97	$226.83
RevPAR	182.37	179.71	175.23	174.01

Hotel Revenues

For the three months ended June 30, 2017 as compared to the same period in 2016, hotel revenues decreased by $2.2 million primarily due to decreases in revenue resulting from properties sold during the first and second quarters of 2017 totaling $4.0 million, partially offset by net increases in revenue from our Same Store Hotels of $1.9 million.

For the six months ended June 30, 2017 as compared to the same period in 2016, hotel revenues increased by $2.1 million, primarily due to net increases in revenue from our Same Store Hotels of $5.7 million, as well as additional revenue of $2.4 million contributed by our 2016 Acquisition, primarily representing the impact of a full period of revenue during 2017 as compared to a partial period in 2016. These amounts were partially offset by decreases in revenue resulting from properties sold during the first and second quarters of 2017 totaling $6.0 million.

The net increases in revenue from our Same Store Hotels was largely the result of additional revenue contributed by several hotels where renovation projects (including renovations of guestrooms, public space, meeting space, and restaurants) have been completed that had been in progress during prior periods.

Hotel Expenses

For the three months ended June 30, 2017 as compared to the same period in 2016, aggregate hotel operating expenses increased by $1.6 million, primarily due to net increases in expenses from our Same Store Hotels of $4.6 million, partially offset by decreases in expenses due to properties sold during the first and second quarters of 2017 totaling $3.2 million.

For the six months ended June 30, 2017 as compared to the same period in 2016, aggregate hotel operating expenses increased by $5.8 million, primarily due to net increases in expenses from our Same Store Hotels of $8.2 million, partially offset by decreases in expenses due to properties sold during the first and second quarters of 2017 totaling $4.9 million. Furthermore, the six months ended June 30, 2017 includes additional expenses of $2.5 million related to our 2016 Acquisition, primarily representing the impact of a full period of expenses during 2017 as compared to a partial period in 2016.

Asset Management Fees to Affiliate and Other Expenses

Asset management fees to affiliate and other expenses primarily represent fees paid to our Advisor. We pay our Advisor an annual asset management fee equal to 0.50% of the aggregate Average Market Value of our Investments, as defined in our advisory agreement with our Advisor (Note 3). Our Advisor elected to receive its asset management fees in shares of our common stock for the three and six months ended June 30, 2017 and in cash for the three and six months ended June 30, 2016.

For the three and six months ended June 30, 2017 as compared to the same periods in 2016, asset management fees to affiliate and other expenses increased by less than $0.1 million and $0.3 million, respectively, primarily as a result of an increase in the estimated fair market value of our hotel portfolio, which increased the asset base from which our Advisor earns a fee.

Corporate General and Administrative Expenses

For the three and six months ended June 30, 2017 as compared to the same periods in 2016, corporate general and administrative expenses decreased by $0.1 million and $1.0 million, respectively, primarily as a result of a decrease in personnel and overhead reimbursement costs of $0.1 million and $0.6 million, respectively, as well as a decrease in professional fees of $0.2 million for the six months ended June 30, 2017 as compared to the same period in 2016. The decrease in personnel and overhead reimbursement costs were primarily driven by an increase in pro rata hotel revenue from CWI 2 relative to our

CWI 6/30/2017 10-Q – 29

pro rata hotel revenue, which directly impacts the allocation of our Advisor’s expenses to us (Note 3). Professional fees include legal, accounting and investor-related expenses incurred in the normal course of business.

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

For the six months ended June 30, 2016, we incurred $3.7 million of acquisition-related expenses in connection with the acquisition of the Equinox during the first quarter of 2016. We did not acquire any hotels during the six months ended June 30, 2017.

Equity in Earnings of Equity Method Investments in Real Estate

Equity in earnings of equity method investments in real estate represents earnings from our equity investments in Unconsolidated Hotels recognized in accordance with each investment agreement and based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period (Note 5). We are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds the estimated fair value and is determined to be other than temporary. No other-than-temporary impairment charges were recognized on our equity method investments in real estate during the six months ended June 30, 2017 or 2016.

The following table sets forth our share of equity in earnings from our Unconsolidated Hotels, which are based on the hypothetical liquidation at book value model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Marriott Sawgrass Golf Resort & Spa Venture	$320	$1,097	$1,706	$2,222
Ritz-Carlton Philadelphia Venture	824	741	1,629	1,386
Hyatt Centric French Quarter Venture	254	743	729	983
Westin Atlanta Venture	153	232	472	524
Total equity in earnings of equity method investments in real estate	$1,551	$2,813	$4,536	$5,115

Net Loss on Extinguishment of Debt

During the six months ended June 30, 2017, we recognized a loss on extinguishment of debt of $0.2 million, related to the termination of our Senior Credit Facility and the refinancing of two non-recourse mortgage loans.

During six months ended June 30, 2016, we recognized a net loss on extinguishment of debt of $1.1 million, primarily related to the refinancing of two non-recourse mortgage loans.

CWI 6/30/2017 10-Q – 30

Net Gain on Sale of Real Estate, Net of Tax

During the six months ended June 30, 2017, we recognized a net gain on sale of real estate, net of tax of $5.2 million, comprised of (i) a gain of $5.5 million related to the sale of our 100% ownership interest in the Hampton Inn Boston Braintree to an unaffiliated third party for a contractual sales price of $19.0 million during the second quarter of 2017 (Note 4), partially offset by (ii) a loss of $0.4 million related to the sale of our 100% ownership interests in the Hampton Inn Frisco Legacy Park, the Hampton Inn Birmingham Colonnade and the Hilton Garden Inn Baton Rouge Airport to an unaffiliated third party for a contractual sales price of $33.0 million during the first quarter of 2017.

Loss (Income) Attributable to Noncontrolling Interests

The following table sets forth our loss (income) attributable to noncontrolling interests (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Venture	2017	2016	2017	2016
Sheraton Austin Hotel at the Capitol Venture	$(278)	$(297)	$(654)	$(465)
Ritz-Carlton Fort Lauderdale Venture	90	70	(266)	(297)
Hilton Garden Inn New Orleans French Quarter/CBD Venture	(34)	(117)	(72)	(147)
Ritz-Carlton Key Biscayne Venture	2,076	2,223	67	(372)
Fairmont Sonoma Mission Inn & Spa Venture (a)	—	—	—	296
Operating Partnership — Available Cash Distribution (Note 3)	(1,544)	(1,586)	(3,245)	(4,094)
	$310	$293	$(4,170)	$(5,079)
___________

(a)	On February 12, 2016, we acquired the remaining 25% interest in the Fairmont Sonoma Missions Inn & Spa Venture from an unaffiliated third party, bringing our ownership interest to 100%.

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

Sources and Uses of Cash During the Period

We have fully invested the proceeds from both our initial public offering and follow-on offering. We use the cash flow generated from hotel operations to meet our normal recurring operating expenses, service debt and fund distributions to our shareholders. Our cash flows fluctuate from period to period due to a number of factors, including the financial and operating performance of our hotels, the timing of purchases or dispositions of hotels, the timing and characterization of distributions from equity method investments in hotels and seasonality in the demand for our hotels. Also, hotels we invest in may undergo renovations, during which they may experience disruptions, possibly resulting in reduced revenue and operating income. Despite these fluctuations, we believe that we will continue to generate sufficient cash from operations and from our equity method investments to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of mortgage loans, sale of assets, distributions reinvested in our common stock through our DRIP and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

CWI 6/30/2017 10-Q – 31

Operating Activities

For the six months ended June 30, 2017 as compared to the same period in 2016, net cash provided by operating activities increased by $11.9 million, primarily resulting from a decrease in acquisition-related expenses and the payment of asset management fees in shares, rather than in cash as in the prior year.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2017 was $4.7 million, primarily as a result of (i) the funding of $24.1 million of capital expenditures for our Consolidated Hotels and funds placed into and released from lender-held escrow accounts totaling $71.3 million and $62.6 million, respectively, for renovations, property taxes and insurance. The net out flows were partially offset by (i) aggregate proceeds of $25.7 million from the sale of four properties comprised of $7.4 million of proceeds received from the sale of our 100% ownership interests in the Hampton Inn Frisco Legacy Park, the Hampton Inn Birmingham Colonnade and the Hilton Garden Inn Baton Rouge Airport to an unaffiliated third party (that is net of the outstanding non-recourse debt assumed by the seller at closing totaling $26.5 million) and $18.3 million from the sale of our 100% ownership interest in the Hampton Inn Boston Braintree to an unaffiliated third party (Note 4) and (ii) distributions received from equity investments in excess of equity income totaling $2.2 million.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2017 was $45.1 million, primarily as a result of (i) scheduled payments and prepayments of mortgage financing totaling $87.2 million, including the $11.7 million prepayment of the Hampton Inn Boston Braintree mortgage in connection with the sale of the property, (ii) cash distributions paid to stockholders aggregating $38.8 million, (iii) the repayment of our Senior Credit Facility totaling $22.8 million and (iv) redemptions of our common stock pursuant to our redemption plan totaling $18.5 million. These outflows were partially offset by proceeds received from (a) refinancing two mortgages totaling $83.5 million (Note 9), (b) the issuance of shares, net of offering costs through our DRIP, totaling $22.9 million and (c) a drawdown under the WPC Line of Credit of $22.8 million, which was used to repay our Senior Credit Facility as noted above.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. For the six months ended June 30, 2017, we paid distributions to stockholders totaling $38.8 million, which were comprised of cash distributions of $15.9 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $22.9 million. From inception through June 30, 2017, we declared distributions, excluding distributions paid in shares of our common stock, to stockholders totaling $262.8 million, which were comprised of cash distributions of $104.1 million and $158.7 million of distributions that were reinvested by stockholders in shares of our common stock pursuant to our DRIP.

We believe that FFO, a non-GAAP measure, is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or our Cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our public offerings, as well as other sources, and there can be no assurance that our FFO or our Cash flow from operations will be sufficient to cover future distributions. FFO and Cash flow from operations are first applied to current period distributions, then to any deficit from prior period cumulative negative FFO and prior period cumulative negative cash flow, respectively, and finally to future period distributions. Our distribution coverage using FFO was approximately 87% and 59% of total distributions declared for the six months ended June 30, 2017 and on a cumulative basis through that date, respectively. Our distribution coverage using Cash flow from operations was approximately 100% and 78% of total distributions declared for the six months ended June 30, 2017 and on a cumulative basis through that date, respectively. The balance was funded from proceeds of our public offerings as well as other sources. As we have fully invested the proceeds of our offerings, we expect that in the future, if distributions cannot be fully sourced from FFO or Cash flow from operations, they may be sourced from the proceeds of financings, borrowings, the sales of assets or other sources of cash.

CWI 6/30/2017 10-Q – 32

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the six months ended June 30, 2017, we redeemed 1,804,719 shares of our common stock pursuant to our redemption plan, at an average price per share of $10.26. We fulfilled 388 redemption requests during the six months ended June 30, 2017, comprised of 139 redemption requests received during the three months ended June 30, 2017 and 249 redemption requests received during the three months ended March 31, 2017. As of the date of this Report, we have fulfilled all of the valid redemption requests that we received during the six months ended June 30, 2017. We funded all share redemptions during the six months ended June 30, 2017 with proceeds from the sale of shares of our common stock pursuant to our DRIP.

Summary of Financing

The table below summarizes our non-recourse debt, net and Senior Credit Facility (dollars in thousands):

	June 30, 2017	December 31, 2016
Carrying Value
Fixed rate (a)	$1,086,442	$1,084,987
Variable rate:
Senior Credit Facility (b)	—	22,785
Non-recourse debt (a):
Amount subject to interest rate cap, if applicable	292,011	304,020
Amount subject to interest rate swap	47,672	67,145
	339,683	393,950
	$1,426,125	$1,478,937
Percent of Total Debt
Fixed rate	76%	73%
Variable rate	24%	27%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.3%	4.3%
Variable rate (c)	4.4%	4.0%
___________

(a)	Aggregate debt balance includes deferred financing costs totaling $8.1 million and $8.4 million as of June 30, 2017 and December 31, 2016, respectively.

(b)	On March 23, 2017, we repaid the $22.8 million outstanding balance using proceeds from the WPC Line of Credit (Note 3) and simultaneously terminated our Senior Credit Facility.

(c)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Additionally, at June 30, 2017, amounts due under the WPC Line of Credit were $23.0 million (Note 3) representing a loan that was used to simultaneously repay and terminate our Senior Credit Facility. The WPC Line of Credit has an interest rate of LIBOR plus 1.0% and a maturity date of March 22, 2018.

Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and would be triggered under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a provision were triggered, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then retain all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. At December 31, 2016, the minimum debt service coverage ratio for the Holiday Inn Manhattan 6th Avenue Chelsea was not met; therefore, a cash management agreement was enacted that permits the lender to sweep the hotel’s excess cash flow. As of June 30, 2017, this ratio was still not met and the cash management agreement remained in effect. At June 30, 2017, the minimum debt service coverage ratio for the Lake Arrowhead Resort and Spa was not met; therefore we are required to fund $0.5 million into a lender held reserve account that will be released after a specified debt service coverage ratio is achieved for

CWI 6/30/2017 10-Q – 33

two consecutive quarters. We will fund $0.5 million into a lender held reserve account during the third quarter of 2017, which will be included in Restricted cash in our consolidated balance sheet.

Cash Resources

At June 30, 2017, our cash resources consisted of cash totaling $67.8 million, of which $23.0 million was designated as hotel operating cash. We also had the $25.0 million WPC Line of Credit, of which $2.2 million remained available to be drawn at June 30, 2017, subject to the sole discretion of WPC’s management. Our cash resources may be used to fund future investments and can be used for working capital needs, debt service and other commitments, such as the renovation commitments noted below.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include paying distributions to our stockholders, fulfilling our renovation commitments (Note 10), funding lease commitments, making scheduled mortgage loan principal payments, including scheduled balloon payments totaling $119.1 million on five consolidated mortgage loans, our share of a balloon payment scheduled for an Unconsolidated Hotel totaling $32.7 million, and paydowns of the WPC Line of Credit, as well as other normal recurring operating expenses. We currently intend to refinance the scheduled balloon payments, although there can be no assurance that we will be able to do so on favorable terms, if at all.

We expect to use cash generated from operations; the WPC Line of Credit, subject to the sole discretion of WPC’s management; mortgage financing and cash received from dispositions of properties to fund these cash requirements in addition to amounts held in escrow to fund our renovation commitments.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 2% and 5% of the respective hotel’s total gross revenue. At June 30, 2017 and December 31, 2016, $27.4 million and $29.3 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations (primarily our capital commitments and lease obligations) at June 30, 2017 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — Principal (a)	$1,434,194	$132,314	$329,095	$793,819	$178,966
Interest on borrowings (b)	226,695	60,377	99,728	56,963	9,627
Note payable to WPC (c)	22,964	22,964	—	—	—
Operating and other lease commitments (d)	669,218	4,064	8,350	7,458	649,346
Contractual capital commitments (e)	39,311	27,083	12,228	—	—
Asset retirement obligation, net (f)	1,437	—	—	—	1,437
	$2,393,819	$246,802	$449,401	$858,240	$839,376
___________

(a)	Excludes deferred financing costs totaling $8.1 million.

(b)	For variable-rate debt, interest on borrowings is calculated using the swapped or capped interest rate, when in effect.

(c)	Represents amount to be repaid on an unsecured loan pursuant to the WPC Line of Credit (Note 3).

CWI 6/30/2017 10-Q – 34

(d)
Operating and other lease commitments consist of rent obligations under ground leases and our share of future rents payable pursuant to the advisory agreement for the purpose of leasing office space used for the administration of real estate entities. At June 30, 2017, this balance primarily related to our commitments on ground leases for two hotels, which expire in 2087 and 2099 and have rent obligations consistently increasing throughout their respective terms; therefore, the most significant commitments occur near the conclusion of the leases.

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

CWI 6/30/2017 10-Q – 35

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

CWI 6/30/2017 10-Q – 36

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

CWI 6/30/2017 10-Q – 37

FFO and MFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss) attributable to CWI stockholders	$10,383	$4,530	$4,970	$(6,385)
Adjustments:
Depreciation and amortization of real property	20,852	20,197	41,158	39,860
Gain on sale of real estate, net	(5,516)	—	(5,164)	—
Proportionate share of adjustments for partially-owned entities — FFO adjustments	(953)	(896)	(1,708)	(1,767)
Impairment charges	—	3,660	—	3,660
Total adjustments	14,383	22,961	34,286	41,753
FFO attributable to CWI stockholders (as defined by NAREIT)	24,766	27,491	39,256	35,368
Adjustments:
Straight-line and other rent adjustments	1,368	1,382	2,717	2,755
Net loss on extinguishment of debt	84	—	225	1,064
Proportionate share of adjustments for partially-owned entities — MFFO adjustments	(2)	894	(24)	1,832
Acquisition expenses (a)	—	—	—	3,727
Fair market value adjustments	—	(900)	—	(1,800)
Total adjustments	1,450	1,376	2,918	7,578
MFFO attributable to CWI stockholders	$26,216	$28,867	$42,174	$42,946
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

CWI 6/30/2017 10-Q – 38

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We currently have limited exposure to financial market risks, including changes in interest rates. We currently have no foreign operations and are not exposed to foreign currency fluctuations. At June 30, 2017, we were exposed to concentrations within the brands under which we operate our hotels and within the geographic areas in which we have invested. For the six months ended June 30, 2017, we generated more than 10% of our revenue from the Ritz-Carlton Key Biscayne (14.6%) and the Hawks Cay Resort (10.0%); we generated more than 10% of our revenue from hotels in each of the following states: Florida (35.0%), California (14.9%) and Texas (10.5%); and we generated more than 10% of our revenue from hotels in the following brands: Marriott (63.4%, including Courtyard by Marriott, Le Méridien, The Luxury Collection, Marriott, Marriott Autograph Collection, Renaissance, Ritz-Carlton, Sheraton and Westin) and Independent (15.1%, including Hawks Cay Resort, Hutton Hotel Nashville and Sanderling Resort). These results reflect the impact of the merger of Marriott and Starwood during the third quarter of 2016.

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

At June 30, 2017, we estimated that the total fair value of our interest rate caps and swaps, which are included in Other assets in the consolidated financial statements, was in an asset position of $0.1 million (Note 8).

At June 30, 2017, all of our long-term debt bore interest at fixed rates, was swapped to a fixed rate or was subject to an interest rate cap. The annual interest rates on our fixed-rate debt at June 30, 2017 ranged from 3.6% to 6.5%. The contractual annual interest rates on our variable-rate debt at June 30, 2017 ranged from 3.4% to 8.3%. The weighted-average interest rate of our fixed rate and variable rate debt was 4.3% and 4.4%, respectively, at June 30, 2017. Our debt obligations are more fully described under Liquidity and Capital Resources in Item 2 above. The following table presents principal cash outflows for our Consolidated Hotels based upon expected maturity dates of our debt obligations outstanding at June 30, 2017 and excludes deferred financing costs (in thousands):

	2017 (Remainder)	2018	2019	2020	2021	Thereafter	Total	Fair Value
Fixed-rate debt	$4,722	$42,768	$106,637	$58,623	$458,253	$420,973	$1,091,976	$1,089,866
Variable-rate debt (a)	$74,269	$88,120	$42,090	$137,739	$—	$—	$342,218	$341,763
___________

(a)
Excludes $22.8 million of loan proceeds from the WPC Line of Credit, which was used to repay our Senior Credit Facility (Note 3). The WPC Line of Credit has a maturity date of March 22, 2018 and a maximum borrowing amount of $25.0 million.

CWI 6/30/2017 10-Q – 39

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to an interest rate cap, is affected by changes in interest rates. A decrease or increase in interest rates of 1.0% would change the estimated fair value of this debt at June 30, 2017 by an aggregate increase of $46.6 million or an aggregate decrease of $46.1 million, respectively. Annual interest expense on our variable-rate debt that is subject to an interest rate cap at June 30, 2017 would increase or decrease by $2.9 million for each respective 1.0% change in annual interest rates.

CWI 6/30/2017 10-Q – 40

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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2017 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CWI 6/30/2017 10-Q – 41

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2017, we issued 335,360 shares of common stock to our Advisor as consideration for asset management fees. These shares were issued at our most recently published NAV of $10.80 per share. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof.

All prior sales of unregistered securities have been reported in our previously filed quarterly reports on Form 10-Q and annual reports on Form 10-K.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended June 30, 2017:

2017 Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April (b)	1,306,182	$10.26	N/A	N/A
May	—	—	N/A	N/A
June	498,537	10.26	N/A	N/A
Total	1,804,719
___________

(a)
Represents shares of our common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders, subject to certain exceptions, conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. We generally receive fees in connection with share redemptions. The average price paid per share will vary depending on the number of redemption requests that were made during the period, the number of redemption requests that qualify for special circumstances and the most recently published NAV.

(b)
The requests for these redemptions were received during the three months ended March 31, 2017 and were deferred by our board of directors to April 2017 in order to correspond with the announcement of our updated NAV as of December 31, 2016, which serves as the basis for the redemption price under the program.

CWI 6/30/2017 10-Q – 42

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

101
The following materials from Carey Watermark Investors Incorporated’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016, (iv) Consolidated Statements of Equity for the six months ended June 30, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CWI 6/30/2017 10-Q – 43

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors Incorporated
Date:	August 11, 2017
		By:	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
(Principal Financial Officer)

Date:	August 11, 2017
		By:	/s/ Noah K. Carter
Noah K. Carter
Chief Accounting Officer
(Principal Accounting Officer)

CWI 6/30/2017 10-Q – 44

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

101
The following materials from Carey Watermark Investors Incorporated’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016, (iv) Consolidated Statements of Equity for the six months ended June 30, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.
Filed herewith