Form 10-Q
period 2017-09-30
Carey Watermark Investors Inc
filed 2017-11-13
CIK 1430259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Registrant has 138,164,440 shares of common stock, $0.001 par value, outstanding at November 3, 2017.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. These statements are based on the current expectations of our management. Forward-looking statements in this Report include, among others, statements about the impact of Hurricane Irma on certain hotels, including the condition of the properties, cost estimate and the timing of resumption of operations. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements, as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 16, 2017, or the 2016 Annual Report. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

CWI 9/30/2017 10-Q – 1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
Assets
Investments in real estate:
Hotels, at cost	$2,285,805	$2,290,542
Accumulated depreciation	(223,945)	(176,423)
Net investments in hotels	2,061,860	2,114,119
Assets held for sale (Note 4)	—	35,023
Equity investments in real estate	136,514	75,928
Cash	64,854	61,762
Intangible assets, net	78,819	80,117
Accounts receivable	39,063	23,879
Restricted cash	71,138	56,496
Other assets	27,101	29,620
Total assets	$2,479,349	$2,476,944
Liabilities and Equity
Non-recourse debt, net, including debt attributable to Assets held for sale (Note 4)	$1,423,498	$1,456,152
WPC Credit Facility (Note 3)	97,835	—
Senior Credit Facility (Note 9)	—	22,785
Accounts payable, accrued expenses and other liabilities	125,598	112,033
Due to related parties and affiliates	3,243	2,628
Distributions payable	19,527	19,292
Other liabilities held for sale (Note 4)	—	797
Total liabilities	1,669,701	1,613,687
Commitments and contingencies (Note 10)
Common stock, $0.001 par value; 300,000,000 shares authorized; 137,038,178 and 135,379,038 shares, respectively, issued and outstanding	137	135
Additional paid-in capital	1,144,797	1,125,835
Distributions and accumulated losses	(388,974)	(326,748)
Accumulated other comprehensive loss	(552)	(1,128)
Total stockholders’ equity	755,408	798,094
Noncontrolling interests	54,240	65,163
Total equity	809,648	863,257
Total liabilities and equity	$2,479,349	$2,476,944

See Notes to Consolidated Financial Statements.

CWI 9/30/2017 10-Q – 2

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Hotel Revenues
Rooms	$102,791	$111,812	$320,043	$332,986
Food and beverage	37,445	39,857	123,555	120,772
Other operating revenue	14,593	15,196	42,289	42,043
Total Hotel Revenues	154,829	166,865	485,887	495,801
Operating Expenses
Hotel Expenses
Rooms	23,276	24,409	71,095	70,979
Food and beverage	27,725	28,501	87,315	84,956
Other hotel operating expenses	7,486	7,927	22,413	22,585
Property taxes, insurance, rent and other	15,887	15,666	49,041	49,851
Sales and marketing	14,784	15,633	45,589	46,672
General and administrative	14,202	13,868	42,373	40,981
Repairs and maintenance	5,077	5,283	15,652	15,741
Management fees	3,248	3,100	13,516	13,824
Utilities	4,413	4,624	12,531	12,376
Depreciation and amortization	20,478	20,538	61,510	60,272
Total Hotel Expenses	136,576	139,549	421,035	418,237

Other Operating Expenses
Asset management fees to affiliate and other expenses	3,660	4,029	11,679	11,740
Corporate general and administrative expenses	2,579	2,641	7,898	8,978
Hurricane loss	7,609	—	7,609	—
Impairment charges	—	452	—	4,112
Acquisition-related expenses	—	—	—	3,727
Total Other Operating Expenses	13,848	7,122	27,186	28,557
Operating Income	4,405	20,194	37,666	49,007
Other Income and (Expenses)
Interest expense	(16,957)	(16,363)	(49,820)	(48,542)
Equity in (losses) earnings of equity method investments in real estate	(3,464)	(140)	1,072	4,976
Net loss on extinguishment of debt (Note 9)	—	(1,204)	(225)	(2,268)
Other income	33	8	93	22
Total Other Income and (Expenses)	(20,388)	(17,699)	(48,880)	(45,812)
(Loss) Income from Operations Before Income Taxes and Net Gain on Sale of Real Estate	(15,983)	2,495	(11,214)	3,195
Benefit from (provision for) income taxes	162	(1,037)	(630)	(3,041)
(Loss) Income from Operations Before Net Gain on Sale of Real Estate	(15,821)	1,458	(11,844)	154
Net gain on sale of real estate, net of tax	—	—	5,164	—
Net (Loss) Income	(15,821)	1,458	(6,680)	154
Loss (income) attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $2,498, $2,838, $5,743 and $6,931, respectively)	7,052	3,039	2,881	(2,039)
Net (Loss) Income Attributable to CWI Stockholders	$(8,769)	$4,497	$(3,799)	$(1,885)
Basic and Diluted (Loss) Income Per Share	$(0.06)	$0.03	$(0.03)	$(0.01)
Basic and Diluted Weighted-Average Shares Outstanding	137,326,890	134,956,598	136,759,817	134,329,382

Distributions Declared Per Share	$0.1425	$0.1425	$0.4275	$0.4275

See Notes to Consolidated Financial Statements.

CWI 9/30/2017 10-Q – 3

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net (Loss) Income	$(15,821)	$1,458	$(6,680)	$154
Other Comprehensive Income (Loss)
Unrealized gain (loss) on derivative instruments	248	594	585	(464)
Comprehensive (Loss) Income	(15,573)	2,052	(6,095)	(310)

Amounts Attributable to Noncontrolling Interests
Net loss (income)	7,052	3,039	2,881	(2,039)
Unrealized (gain) loss on derivative instruments	(5)	—	(9)	372
Comprehensive loss (income) attributable to noncontrolling interests	7,047	3,039	2,872	(1,667)
Comprehensive (Loss) Income Attributable to CWI Stockholders	$(8,526)	$5,091	$(3,223)	$(1,977)

See Notes to Consolidated Financial Statements.

CWI 9/30/2017 10-Q – 4

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Nine Months Ended September 30, 2017 and 2016
(in thousands, except share and per share amounts)

	CWI Stockholders
	Shares	Common Stock	Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CWI Stockholders	Noncontrolling Interests	Total
Balance at January 1, 2017	135,379,038	$135	$1,125,835	$(326,748)	$(1,128)	$798,094	$65,163	$863,257
Net loss				(3,799)		(3,799)	(2,881)	(6,680)
Shares issued, net of offering costs	3,179,252	4	34,065			34,069		34,069
Shares issued to affiliates	1,078,350	1	11,614			11,615		11,615
Distributions to noncontrolling interests						—	(8,051)	(8,051)
Shares issued under share incentive plans	23,710	—	176			176		176
Stock-based compensation to directors	16,667	—	180			180		180
Distributions declared ($0.4275 per share)				(58,427)		(58,427)		(58,427)
Other comprehensive income:
Net unrealized gain on derivative instruments					576	576	9	585
Repurchase of shares	(2,638,839)	(3)	(27,073)			(27,076)		(27,076)
Balance at September 30, 2017	137,038,178	$137	$1,144,797	$(388,974)	$(552)	$755,408	$54,240	$809,648

Balance at January 1, 2016	132,686,254	$134	$1,112,640	$(241,379)	$(885)	$870,510	$84,937	$955,447
Net (loss) income				(1,885)		(1,885)	2,039	154
Shares issued, net of offering costs	3,293,952	3	34,704			34,707		34,707
Distributions to noncontrolling interests						—	(13,417)	(13,417)
Shares issued under share incentive plans	24,664	—	168			168		168
Stock-based compensation to directors	16,886	—	180			180		180
Purchase of membership interest from noncontrolling interest			(16,024)		(923)	(16,947)	(4,174)	(21,121)
Distributions declared ($0.4275 per share)				(57,325)		(57,325)		(57,325)
Other comprehensive loss:
Net unrealized loss on derivative instruments					(92)	(92)	(372)	(464)
Repurchase of shares	(1,303,174)	(2)	(13,191)			(13,193)		(13,193)
Balance at September 30, 2016	134,718,582	$135	$1,118,477	$(300,589)	$(1,900)	$816,123	$69,013	$885,136

See Notes to Consolidated Financial Statements.

CWI 9/30/2017 10-Q – 5

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash Flows — Operating Activities
Net (loss) income	$(6,680)	$154
Adjustments to net (loss) income:
Depreciation and amortization	61,510	60,272
Asset management fees to affiliates settled in shares	10,777	—
Hurricane loss	7,609	—
Net gain on sale of real estate (Note 4)	(5,164)	—
Straight-line rent adjustments	3,939	3,983
Amortization of deferred financing costs, fair market value of debt, ground lease intangible and other	2,250	611
Acquisition fees to affiliates settled in shares	2,065	—
Equity in losses (earnings) of equity method investments in real estate in excess of distributions received	1,092	(1,782)
Amortization of stock-based compensation expense	482	465
Net loss on extinguishment of debt (Note 9)	222	1,872
Impairment charges	—	4,112
Net changes in other operating assets and liabilities	1,976	2,031
Decrease in due to related parties and affiliates	(473)	(424)
Receipt of key money and other deferred incentive payments	66	1,075
Net Cash Provided by Operating Activities	79,671	72,369

Cash Flows — Investing Activities
Funds placed in escrow	(114,046)	(107,304)
Funds released from escrow	98,831	105,809
Purchase of equity interest (Note 5)	(66,332)	—
Capital expenditures	(33,038)	(51,133)
Proceeds from the sale of investments (Note 4)	25,743	—
Distributions received from equity investments in excess of equity income	4,790	2,014
Repayments of loan receivable	203	—
Acquisitions of hotels	—	(75,263)
Deposits released for hotel investments	—	5,718
Net Cash Used in Investing Activities	(83,849)	(120,159)

Cash Flows — Financing Activities
Proceeds from note payable to affiliate	97,835	—
Scheduled payments and prepayments of mortgage principal	(90,463)	(291,637)
Proceeds from mortgage financing	83,500	403,500
Distributions paid	(58,192)	(57,037)
Proceeds from issuance of shares, net of offering costs	34,075	34,707
Repurchase of shares	(27,076)	(13,142)
Repayment of Senior Credit Facility	(22,785)	(27,215)
Distributions to noncontrolling interests	(8,051)	(13,417)
Deposits released for mortgage financing	1,610	4,080
Deposits for mortgage financing	(1,510)	(1,970)
Deferred financing costs	(1,302)	(4,163)
Scheduled payments of loan	(234)	—
Withholding on restricted stock units	(126)	(116)
Purchase of interest rate caps	(11)	(74)
Proceeds from Senior Credit Facility	—	30,000
Purchase of membership interest from noncontrolling interest (Note 11)	—	(21,121)
Termination of interest rate swap	—	(1,221)
Defeasance premium and related costs on mortgage refinancing	—	(4,133)
Net Cash Provided by Financing Activities	7,270	37,041

Change in Cash During the Period
Net increase (decrease) in cash	3,092	(10,749)
Cash, beginning of period	61,762	83,112
Cash, end of period	$64,854	$72,363
See Notes to Consolidated Financial Statements.

CWI 9/30/2017 10-Q – 6

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

We held ownership interests in 32 hotels at September 30, 2017. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 — Portfolio Overview for a complete listing of the hotels that we consolidate, or our Consolidated Hotels, and the hotels that we record as equity investments, or our Unconsolidated Hotels, at September 30, 2017.

Public Offerings

We raised $575.8 million through our initial public offering, which ran from September 15, 2010 through September 15, 2013, and $577.4 million through our follow-on offering, which ran from December 20, 2013 through December 31, 2014. In addition, from inception through September 30, 2017, $158.7 million of distributions were reinvested in our common stock as a result of our distribution reinvestment plan, or DRIP. We have fully invested the proceeds from both our initial public offering and follow-on offering.

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

CWI 9/30/2017 10-Q – 7

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

At both September 30, 2017 and December 31, 2016, we considered five entities to be VIEs, four of which we consolidated as we are considered the primary beneficiary. The following table presents a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets (in thousands):

	September 30, 2017	December 31, 2016
Net investments in hotels	$504,525	$518,335
Intangible assets, net	38,849	39,451
Total assets	575,036	587,608

Non-recourse debt, net	$341,445	$341,082
Total liabilities	371,360	372,991

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model that changes the basis for deciding when revenue is recognized over time or at a point in time and expands the disclosures about revenue. The new guidance also applies to sales of real estate and the new principles-based approach is largely based on the transfer of control of the real estate to the buyer. The guidance is effective for annual reporting periods beginning after December 15, 2017, and the interim periods within those annual periods. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. We expect to adopt this new standard on January 1, 2018 using the modified retrospective transition method, which requires a cumulative effect adjustment upon the date of adoption. We are currently evaluating the impact of the new standard and do not believe the adoption of this standard will have a material impact on our recognition of revenue, however, we expect that additional disclosures will be required as a result of implementation.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Additionally, the new standard requires extensive quantitative and qualitative disclosures. The new standard must be adopted using a modified retrospective transition of the new guidance and provides for certain practical expedients. Transition will require application of the new model at the beginning of the earliest comparative period presented. We will adopt this guidance for our interim and annual periods beginning January 1, 2019. We have not yet

CWI 9/30/2017 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

completed our analysis on this new standard, but we believe the application of the new standard will result in the recording of a right-of-use asset and a lease liability on the consolidated balance sheet for each of our ground leases.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 intends to reduce diversity in practice for certain cash flow classifications, including, but not limited to (i) debt prepayment or debt extinguishment costs, (ii) contingent consideration payments made after a business combination, (iii) proceeds from the settlement of insurance claims, (iv) distributions received from equity method investees and (v) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early application of the guidance permitted. We are in the process of evaluating the impact of adopting ASU 2016-15 on our consolidated financial statements and will retrospectively adopt the standard for the fiscal year beginning January 1, 2018.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 intends to reduce diversity in practice for the classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We are in the process of evaluating the impact of adopting ASU 2016-18 on our consolidated financial statements and will retrospectively adopt the standard for the fiscal year beginning January 1, 2018, reflecting the change in presentation, as discussed above.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions across all industries. The guidance is effective for annual reporting periods beginning after December 15, 2017, and the interim periods within those annual periods. We will be adopting this new guidance on January 1, 2018. While we are evaluating the potential impact of the standard, we currently expect that certain future hotel acquisitions may be considered asset acquisitions rather than business combinations, which would affect the capitalization of acquisition costs (such costs are expensed for business combinations and capitalized for asset acquisitions).

In February 2017, the FASB issued ASU 2017-05, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). ASU 2017-05 clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments define the term “in substance nonfinancial asset,” in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. If substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of Subtopic 610-20. This amendment also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent company may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. ASU 2017-05 is effective for periods beginning after December 15, 2017, with early application permitted for fiscal years beginning after December 15, 2016. We are in the process of evaluating the impact of ASU 2017-05 on our consolidated financial statements and will adopt the standard for the fiscal year beginning January 1, 2018.

CWI 9/30/2017 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess hedge effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. ASU 2017-12 will be effective in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are in the process of evaluating the impact of adopting ASU 2017-12 on our consolidated financial statements.

Note 3. Agreements and Transactions with Related Parties

Agreements with Our Advisor and Affiliates

We have an advisory agreement with our Advisor, which we refer to as the Advisory Agreement, to perform certain services for us under a fee arrangement, including managing our overall business; the identification, evaluation, negotiation, purchase and disposition of lodging and lodging-related properties; and the performance of certain administrative duties. The Advisory Agreement has a term of one year and may be renewed for successive one-year periods. Our Advisor has entered into a subadvisory agreement with the Subadvisor, whereby our Advisor pays 20% of the fees earned under the Advisory Agreement to the Subadvisor and the Subadvisor provides certain personnel services to us, as discussed below.

The following tables present a summary of fees we paid, expenses we reimbursed and distributions we made to our Advisor, the Subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Amounts Included in the Consolidated Statements of Operations
Asset management fees	$3,578	$3,560	$10,777	$10,568
Available Cash Distributions	2,498	2,838	5,743	6,931
Personnel and overhead reimbursements	1,563	1,527	4,473	5,106
Interest expense	170	—	299	—
Disposition fees (Note 4)	—	—	225	—
Acquisition fees	—	—	—	2,158
	$7,809	$7,925	$21,517	$24,763

Other Transaction Fees Incurred
Capitalized acquisition fees for equity method investment (a) (Note 5)	$4,131	$—	$4,131	$—
Capitalized loan refinancing fees	—	306	340	806
Capitalized acquisition fees for asset acquisition	—	29	—	29
Advisor fee for purchase of membership interest (Note 11)	—	—	—	527
	$4,131	$335	$4,471	$1,362
___________

(a)	Our Advisor elected to receive 50% of the acquisition fee related to our investment in the Ritz-Carlton Bacara, Santa Barbara Venture in shares of our common stock and 50% in cash.

CWI 9/30/2017 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of the amounts included in Due to related parties and affiliates in the consolidated financial statements (in thousands):

	September 30, 2017	December 31, 2016
Amounts Due to Related Parties and Affiliates
Reimbursable costs	$1,557	$1,311
Other amounts due to our Advisor	1,234	1,202
Accrued interest on WPC Credit Facility	299	—
Due to joint venture partners and other	153	115
	$3,243	$2,628

Asset Management Fees, Dispositions Fees and Loan Refinancing Fees

We pay our Advisor an annual asset management fee equal to 0.5% of the aggregate Average Market Value of our Investments, both as defined in our advisory agreement with our Advisor. Our Advisor is also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property, as well as a loan refinancing fee of up to 1.0% of the principal amount of a refinanced loan, if certain conditions described in the advisory agreement are met. If our Advisor elects to receive all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV. At our Advisor’s election, we paid our asset management fees in shares of our common stock for the three and nine months ended September 30, 2017 and in cash for the three and nine months ended September 30, 2016. For the nine months ended September 30, 2017, $9.5 million in asset management fees were settled in shares of our common stock. No such fees were settled in shares during the nine months ended September 30, 2016. At September 30, 2017, our Advisor owned 2,579,378 shares (1.9%) of our outstanding common stock. Asset management fees are included in Asset management fees to affiliate and other expenses in the consolidated financial statements.

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

Other Amounts Due to our Advisor

This balance primarily represents asset management fees payable to our Advisor.

CWI 9/30/2017 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

Other Transactions with Affiliates

WPC Line of Credit

During the first quarter of 2017, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us of up to $25.0 million, at an interest rate equal to the rate at which WPC was able to borrow funds under its senior unsecured credit facility, which we refer to as the WPC Line of Credit, for the purpose of replacing our Senior Credit Facility (Note 9). On March 23, 2017, we borrowed $22.8 million from WPC at the London Interbank Offered Rate, or LIBOR, plus 1.0% and a maturity date of March 22, 2018 and simultaneously repaid and terminated our Senior Credit Facility. As further discussed below, the WPC Line of Credit was replaced by the Working Capital Facility (defined below).

WPC Credit Facility

During the third quarter of 2017, our board of directors and the board of directors of WPC approved secured loans from WPC to us of up to $100.0 million for acquisition funding purposes and $25.0 million for working capital purposes. On September 26, 2017, we entered into a secured credit facility, or the WPC Credit Facility, with our Operating Partnership as borrower and WPC as lender. The WPC Credit Facility consists of (i) a bridge term loan of $75.0 million, or the Bridge Loan, for the purpose of acquiring an interest in the Ritz-Carlton Bacara, Santa Barbara Venture (Note 5) and (ii) a $25.0 million revolving working capital facility, or the Working Capital Facility, to be used for our working capital needs. The Working Capital Facility replaced the WPC Line of Credit, which had an outstanding principal balance of $22.8 million on that date and a maturity date of March 22, 2018. Unless the Advisory Agreement expires or is terminated, the Bridge Loan and Working Capital Facility are scheduled to mature on June 30, 2018 and December 31, 2018, respectively. We can request a three month extension of the Bridge Loan, which WPC may grant in its sole discretion. Both loans bear interest at LIBOR plus 1.0%; provided however, that upon the occurrence of certain events of default (as defined in the loan agreement), all outstanding amounts will be subject to a 2% annual interest rate increase. We serve as guarantor of the WPC Credit Facility and have pledged our unencumbered equity interests in certain properties as collateral, as further described in the pledge and security agreement entered into between the borrower and lender. On September 27, 2017, the Operating Partnership drew down $75.0 million from the Bridge Loan to acquire our interest in the Ritz-Carlton Bacara, Santa Barbara.

The WPC Credit Facility includes various customary affirmative and negative covenants. We were in compliance with all applicable covenants at September 30, 2017.

At September 30, 2017, the outstanding balances under the Bridge Loan and Working Capital Facility were $75.0 million and $22.8 million, respectively, with $2.2 million available to be drawn on the Working Capital Facility. On October 12, 2017, we made a repayment of $3.8 million to WPC towards the outstanding balance of the Bridge Loan. Additionally, on October 27, 2017, we made repayments of $10.4 million and $15.0 million towards the Bridge Loan and Working Capital Facility, respectively (Note 13).

Jointly-Owned Investments

At September 30, 2017, we owned interests in three jointly-owned investments with CWI 2: the Ritz-Carlton Key Biscayne, a Consolidated Hotel, and the Marriott Sawgrass Golf Resort & Spa and the Ritz-Carlton Bacara, Santa Barbara, both Unconsolidated Hotels. A third-party also owns an interest in the Ritz-Carlton Key Biscayne. CWI 2 is a publicly owned, non-listed REIT that is also advised by our Advisor and invests in lodging and lodging-related properties.

CWI 9/30/2017 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Net Investments in Hotels

Net investments in hotels are summarized as follows (in thousands):

	September 30, 2017	December 31, 2016
Buildings	$1,646,528	$1,670,895
Land	379,453	380,970
Furniture, fixtures and equipment	125,721	122,155
Building and site improvements	115,024	89,667
Construction in progress	19,079	26,855
Hotels, at cost	2,285,805	2,290,542
Less: Accumulated depreciation	(223,945)	(176,423)
Net investments in hotels	$2,061,860	$2,114,119

During the nine months ended September 30, 2017, we retired fully depreciated furniture, fixtures and equipment aggregating $10.6 million.

Hurricane-Related Disruption

Hurricane Irma made landfall in September 2017, impacting five of our Consolidated Hotels; Hawks Cay Resort, Marriott Boca Raton at Boca Center, Ritz-Carlton Key Biscayne, Ritz-Carlton Fort Lauderdale and Staybridge Suites Savannah Historic District. All five hotels sustained damage and all except for Marriott Boca Raton at Boca Center were forced to close for a period of time.

As of September 30, 2017, the estimated net book value of the property damage written off was $15.6 million. In addition, there was $5.8 million of remediation work that had been performed as of September 30, 2017 and $0.4 million of inventory that was written off. We recorded a corresponding receivable of $14.2 million for estimated insurance recoveries related to the net book value of the property damage written off and the remediation work performed. The receivable is recorded within Accounts receivable in our consolidated financial statements as of September 30, 2017. The net impact of $7.6 million, representing the property damage insurance deductibles as well as damage to certain hotels that was below the related deductible, is reflected as a hurricane loss in our consolidated financial statements for the three and nine months ended September 30, 2017.

In October and November 2017, we received advances aggregating approximately $10.0 million of insurance proceeds related to property insurance and business interruption claims. These advances have not been reflected in our consolidated financial statements for the third quarter of 2017 as they were received subsequent to September 30, 2017.

We are still assessing the impact of the hurricane on our hotels, and the final net book value write-offs could vary significantly from our estimate and additional remediation work may be performed. Any changes to the estimates for property damage will be recorded in the periods in which they are determined, and any additional remediation work will be recorded in the periods in which it is performed.

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

At September 30, 2017, no properties were classified as held for sale.

CWI 9/30/2017 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

Below is a summary of our assets and liabilities held for sale (in thousands):

	September 30, 2017	December 31, 2016
Net investments in hotels	$—	$32,300
Restricted cash	—	2,089
Accounts receivable	—	169
Other assets	—	465
Assets held for sale	$—	$35,023

Non-recourse debt, net attributable to Assets held for sale	$—	$26,560

Accounts payable, accrued expenses and other liabilities	$—	$789
Due to related parties and affiliates	—	8
Other liabilities held for sale	$—	$797

Construction in Progress

At September 30, 2017 and December 31, 2016, construction in progress, recorded at cost, was $19.1 million and $26.9 million, respectively, and related primarily to renovations at the Hutton Hotel Nashville and the Equinox, a Luxury Collection Golf Resort & Spa at September 30, 2017 and renovations at the Ritz-Carlton Key Biscayne and the Westin Pasadena at December 31, 2016 (Note 10). We capitalize interest expense and certain other costs, such as property taxes, property insurance, utilities expense and hotel incremental labor costs, related to hotels undergoing major renovations. We capitalized $0.3 million and $0.5 million of such costs during the three months ended September 30, 2017 and 2016, respectively, and $1.0 million and $1.7 million during the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017 and December 31, 2016, accrued capital expenditures were $5.0 million and $2.3 million, respectively, representing non-cash investing activity.

Note 5. Equity Investments in Real Estate

At September 30, 2017, we owned equity interests in five Unconsolidated Hotels, three with unrelated third parties and two with CWI 2. We do not control the ventures that own these hotels, but we exercise significant influence over them. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to our Advisor that we incur and other-than-temporary impairment charges, if any).

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

Ritz-Carlton Bacara, Santa Barbara Venture

On September 28, 2017, we formed a tenancy-in-common venture with CWI 2 to acquire the Bacara Resort & Spa for $380.0 million. We own a 40% interest in the venture and CWI 2 owns a 60% interest. Upon acquisition, the hotel was rebranded as the Ritz-Carlton Bacara, Santa Barbara and will be managed by Marriott International. The venture meets the definition of joint control as all decisions with respect to the ownership, management and operation of the hotel must be made on a unanimous basis between the two parties; therefore, we have accounted for our interest in this investment under the equity method of accounting. The venture obtained debt comprised of a $175.0 million senior mortgage loan with a floating annual interest rate of LIBOR plus 2.8% and a $55.0 million mezzanine loan with a floating annual interest rate of LIBOR plus 5.8%, both subject to interest rate caps. Both loans have maturity dates of September 28, 2021, with one-year extension options. Our initial investment in this venture, which represents our share of the purchase price and capitalized costs, including fees paid to our

CWI 9/30/2017 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

Advisor, was $66.3 million at acquisition. We capitalized our share of acquisition costs totaling $4.7 million, including acquisition fees of $4.1 million paid to our Advisor. Our Advisor has elected to receive 50% of its acquisition fees in shares of our common stock and 50% in cash, which was approved by our board of directors. For the nine months ended September 30, 2017, $2.1 million in acquisitions fees were settled in shares of our common stock.

Hurricane-Related Disruption

The Marriott Sawgrass Golf Resort & Spa was impacted by Hurricane Irma when it made landfall in September 2017. The hotel sustained damage and was forced to close for a period of time.

As of September 30, 2017, the estimated net book value of the property damage written off by the Marriott Sawgrass Golf Resort & Spa Venture was $6.2 million.  In addition, there was $1.0 million of remediation work that had been performed as of September 30, 2017. The venture recorded a corresponding receivable of $3.3 million for estimated insurance recoveries related to the net book value of the property damage written off and the remediation work performed. The net impact to the Marriott Sawgrass Golf Resort & Spa Venture was $3.8 million, representing the property damage insurance deductible.

We are still assessing the impact of the hurricane on the venture, and the final net book value write-offs could vary significantly from our estimate and additional remediation work may be performed. Any changes to the estimates for property damage will be recorded by the venture in the periods in which they are determined, and any additional remediation work will be recorded by the venture in the periods in which it is performed.

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these ventures are affected by the timing and nature of distributions (dollars in thousands):

Unconsolidated Hotels	State	Number of Rooms	% Owned	Acquisition Date	Hotel Type	Carrying Value at
						September 30, 2017	December 31, 2016
Hyatt Centric French Quarter Venture (a)	LA	254	80%	9/6/2011	Full-service	$606	$664
Westin Atlanta Venture (b) (c)	GA	372	57%	10/3/2012	Full-service	4,464	5,795
Marriott Sawgrass Golf Resort & Spa Venture (d) (e)	FL	514	50%	4/1/2015	Resort	26,375	31,208
Ritz-Carlton Philadelphia Venture (f)	PA	301	60%	5/15/2015	Full-service	39,251	38,261
Ritz-Carlton Bacara, Santa Barbara Venture (g) (h)	CA	358	40%	9/28/2017	Resort	65,818	—
		1,799				$136,514	$75,928
___________

(a)
We received cash distributions of $0.7 million from this investment during the nine months ended September 30, 2017. No cash distributions were received from this investment during the three months ended September 30, 2017.

(b)	We received cash distributions of $0.6 million and $2.0 million from this investment during the three and nine months ended September 30, 2017, respectively.

(c)	On October 19, 2017, the venture sold the Westin Atlanta Perimeter North to an unaffiliated third-party (Note 13).

(d)	We received cash distributions of $0.3 million and $3.3 million from this investment during the three and nine months ended September 30, 2017, respectively.

(e)
This investment is considered a VIE (Note 2). We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence but does not give us power over decisions that significantly affect the economic performance of the entity.

(f)	We received cash distributions of $0.4 million and $1.0 million from this investment during the three and nine months ended September 30, 2017, respectively.

(g)	This investment represents a tenancy-in-common interest; the remaining 60% interest is owned by CWI 2.

(h)	No cash distributions were received from this investment during the three or nine months ended September 30, 2017.

CWI 9/30/2017 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth our share of equity in earnings from our Unconsolidated Hotels, which are based on the hypothetical liquidation at book value model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Venture	2017	2016	2017	2016
Ritz-Carlton Philadelphia Venture	$396	$804	$2,025	$2,190
Marriott Sawgrass Golf Resort & Spa Venture	(3,255)	(711)	(1,549)	1,512
Westin Atlanta Venture	166	204	638	728
Ritz-Carlton Bacara, Santa Barbara Venture	(532)	—	(532)	—
Hyatt Centric French Quarter Venture	(239)	(437)	490	546
Total equity in (losses) earnings of equity method investments in real estate	$(3,464)	$(140)	$1,072	$4,976

No other-than-temporary impairment charges related to our investments in these ventures were recognized during the three or nine months ended September 30, 2017 or 2016.

At September 30, 2017 and December 31, 2016, the unamortized basis differences on our equity investments were $7.3 million and $3.3 million, respectively. Net amortization of the basis differences reduced the carrying values of our equity investments by less than $0.1 million during both the three months ended September 30, 2017 and 2016, and by $0.2 million for both the nine months ended September 30, 2017 and 2016.

The following tables present combined summarized financial information of our Marriott Sawgrass Golf Resort & Spa Venture and Ritz-Carlton Philadelphia Venture. Amounts provided are the total amounts attributable to the ventures and does not represent our proportionate share (in thousands):

	September 30, 2017	December 31, 2016
Real estate, net	$230,673	$244,106
Other assets	20,311	19,882
Total assets	250,984	263,988
Debt	135,894	136,575
Other liabilities	24,807	23,394
Total liabilities	160,701	159,969
Members’ equity	$90,283	$104,019

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$18,590	$20,250	$68,420	$64,192
Expenses	(22,085)	(21,610)	(70,666)	(62,983)
Hurricane loss	(3,845)	—	(3,845)	—
Net (loss) income attributable to equity method investment	$(7,340)	$(1,360)	$(6,091)	$1,209

CWI 9/30/2017 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

Note 6. Intangible Assets and Liabilities

Intangible assets and liabilities, included in Intangible assets, net and Accounts payable, accrued expenses and other liabilities, respectively, in the consolidated financial statements, are summarized as follows (dollars in thousands):

		September 30, 2017			December 31, 2016
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Villa/condo rental programs	45 – 55	$72,400	$(4,639)	$67,761	$72,400	$(3,510)	$68,890
Below-market hotel ground leases and parking garage lease	10 – 93	11,655	(678)	10,977	11,655	(531)	11,124
In-place leases	8 – 21	141	(60)	81	235	(132)	103
Total intangible assets, net		$84,196	$(5,377)	$78,819	$84,290	$(4,173)	$80,117

Finite-Lived Intangible Liability
Above-market hotel ground lease	85	$(2,100)	$83	$(2,017)	$(2,100)	$64	$(2,036)

Net amortization of intangibles was $0.4 million for both the three months ended September 30, 2017 and 2016, and $1.3 million for both the nine months ended September 30, 2017 and 2016. Amortization of the villa/condo rental programs and in-place lease intangibles are included in Depreciation and amortization, and amortization of below-market hotel ground lease, below-market hotel parking garage lease and above-market hotel ground lease intangibles are included in Property taxes, insurance, rent and other in the consolidated financial statements.

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

We did not have any transfers into or out of Level 1, Level 2 and Level 3 category of measurements during the three or nine months ended September 30, 2017 or 2016. Gains and losses (realized and unrealized) included in earnings are reported in Other income in the consolidated financial statements.

Our non-recourse debt, net, which we have classified as Level 3, had a carrying value of $1.4 billion and $1.5 billion at September 30, 2017 and December 31, 2016, respectively, and an estimated fair value of $1.4 billion and $1.5 billion at September 30, 2017 and December 31, 2016, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

CWI 9/30/2017 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both September 30, 2017 and December 31, 2016.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable.

For real estate assets held for investment and related intangible assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the estimated future undiscounted net cash flows that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. If this amount is less than the carrying value, the property’s asset group is considered not recoverable. We then measure the impairment charge as the excess of the carrying value of the property’s asset group over the estimated fair value of the property’s asset group, which is primarily determined using market information from outside sources, such as broker quotes, recent comparable sales or third-party appraisals. If relevant market information is not available or is not deemed appropriate, we perform a future net cash flow analysis, discounted for the inherent risk associated with each investment.

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

We determined that the significant inputs used to value these investments fall within Level 3 for fair value reporting. As a result of our assessments, we calculated an impairment charge based on market conditions and assumptions that existed at the time. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change. During the three and nine months ended September 30, 2016, we recognized impairment charges totaling $0.5 million and $4.1 million, respectively, on three properties with an aggregate fair value measurement of $33.0 million in order to reduce the carrying value of the properties to their estimated fair values. We did not recognize any impairment charges during the three or nine months ended September 30, 2017.

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

CWI 9/30/2017 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated, and that qualified, as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive (loss) income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of any derivative is immediately recognized in earnings.

The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Balance Sheet Location	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Interest rate swaps	Other assets	$35	$48	$—	$—
Interest rate caps	Other assets	1	51	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	—	(2)
		$36	$99	$—	$(2)

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements. At both September 30, 2017 and December 31, 2016, no cash collateral had been posted nor received for any of our derivative positions.

We recognized unrealized income of $0.1 million and $0.2 million in Other comprehensive (loss) income on derivatives in connection with our interest rate swaps and caps during the three months ended September 30, 2017 and 2016, respectively, and unrealized losses of $0.1 million and $1.5 million during the nine months ended September 30, 2017 and 2016, respectively.

We reclassified $0.1 million and $0.2 million from Other comprehensive (loss) income on derivatives into Interest expense during each of the three months ended September 30, 2017 and 2016, respectively, and $0.5 million and $0.8 million during the nine months ended September 30, 2017 and 2016, respectively.

Amounts reported in Other comprehensive (loss) income related to interest rate swaps and caps will be reclassified to Interest expense as interest expense is incurred on our variable-rate debt. At September 30, 2017, we estimated that an additional $0.5 million, inclusive of amounts attributable to noncontrolling interests of less than $0.1 million, will be reclassified as Interest expense during the next 12 months related to our interest rate swaps and caps.

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

The interest rate swaps and caps that we had outstanding on our Consolidated Hotels at September 30, 2017 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of	Notional	Fair Value at
Interest Rate Derivatives	Instruments	Amount	September 30, 2017
Interest rate swap	1	$47,450	$35
Interest rate caps	8	302,184	1
			$36

CWI 9/30/2017 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of September 30, 2017. At September 30, 2017, both our total credit exposure and the maximum exposure to any single counterparty were less than $0.1 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At September 30, 2017, we had not been declared in default on any of our derivative obligations. At September 30, 2017, we had no derivatives that were in a net liability position. At December 31, 2016, the estimated fair value of our derivatives in a net liability position was less than $0.1 million, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at December 31, 2016, we could have been required to settle our obligations under these agreements at their aggregate termination value of less than $0.1 million.

Note 9. Debt

Non-Recourse Debt

Our non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of hotel properties. The following table presents the non-recourse debt, net on our Consolidated Hotel investments (dollars in thousands):

			Carrying Amount at
	Interest Rate Range	Current Maturity Date Range (a)	September 30, 2017	December 31, 2016
Fixed rate	3.6% – 6.5%	3/2018 – 4/2024	$1,084,480	$1,084,987
Variable rate (b)	3.5% – 8.5%	10/2017 – 12/2020	339,018	371,165
			$1,423,498	$1,456,152
___________

(a)	Many of our mortgage loans have extension options, which are subject to certain conditions. The maturity dates in the table do not reflect the extension options.

(b)
These mortgage loans have variable interest rates, which have effectively been capped or converted to fixed rates through the use of interest rate caps or swaps (Note 8). The interest rate range presented for these mortgage loans reflect the rates in effect at September 30, 2017 through the use of an interest rate cap or swap, when applicable.

Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and would be triggered under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a provision were triggered, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. At December 31, 2016, the minimum debt service coverage ratio for the Holiday Inn Manhattan 6th Avenue Chelsea was not met; therefore, a cash management agreement was enacted that permits the lender to sweep the hotel’s excess cash flow. As of September 30, 2017, this ratio was still not met and the cash management agreement remained in effect. At June 30, 2017, the minimum debt service coverage ratio for the Lake Arrowhead Resort and Spa was not met; therefore we were required to fund $0.5 million into a lender held reserve account that will be released after a specified debt service coverage ratio is achieved for two consecutive quarters. We funded the required $0.5 million into the lender held reserve account during the third quarter of 2017, which is included in Restricted cash in our consolidated balance sheet. As of September 30, 2017, this ratio was still not met and the funds remained in the lender held reserve account. At September 30, 2017, the minimum debt service coverage ratio for both the senior mortgage loan and mezzanine loan for the Ritz-Carlton Fort Lauderdale were not met; therefore, we entered into a cash management agreement that permits the lender to sweep the hotel’s excess cash flow.

Covenants

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage ratios. Except as discussed above, at September 30, 2017, we were in compliance with the applicable covenants for each of our mortgage loans.

CWI 9/30/2017 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

WPC Credit Facility

At September 30, 2017, we had outstanding balances under the Bridge Loan and Working Capital Facility of $75.0 million and $22.8 million, respectively, with $2.2 million available to be drawn on the Working Capital Facility. On October 12, 2017, we made a repayment of $3.8 million to WPC towards the outstanding balance of the Bridge Loan. Additionally, on October 27, 2017, we made repayments of $10.4 million and $15.0 million towards the Bridge Loan and Working Capital Facility, respectively (Note 13). These loans are described in Note 3.

Senior Credit Facility

At December 31, 2016, we had a senior credit facility that provided for a $25.0 million senior unsecured revolving credit facility, or our Senior Credit Facility. The Senior Credit Facility bore interest at LIBOR plus 2.75%, was scheduled to mature on December 4, 2017 and had an outstanding balance of $22.8 million at December 31, 2016. On March 23, 2017, we repaid the $22.8 million outstanding balance using proceeds from the WPC Line of Credit (Note 3) and simultaneously terminated the Senior Credit Facility. We recognized a loss on extinguishment of debt of $0.1 million during the first quarter of 2017 on this termination, related primarily to the write-off of unamortized deferred financing costs.

Mortgage Financing Activity During 2017

During the nine months ended September 30, 2017, we refinanced two non-recourse mortgage loans totaling $70.6 million with new non-recourse mortgage loans totaling $83.5 million, which have a weighted-average interest rate of 5.1% and term of 5 years. We recognized a net loss on extinguishment of debt of less than $0.1 million on these refinancings.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2017, each of the next four calendar years following December 31, 2017, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2017 (remainder) (a)	$75,648
2018 (b) (c)	228,723
2019	148,727
2020	196,362
2021	458,253
Thereafter through 2024	420,973
1,528,686
Unamortized deferred financing costs	(7,353)
Total	$1,521,333
___________

(a)
Balance includes $72.5 million of scheduled balloon payments on two consolidated mortgage loans. We currently intend to refinance these mortgage loans, although there can be no assurance that we will be able to do so on favorable terms, if at all.

(b)
Balance includes $117.1 million of scheduled balloon payments on five consolidated mortgage loans. We currently intend to refinance these mortgage loans, although there can be no assurance that we will be able to do so on favorable terms, if at all.

(c)	Includes $75.0 million and $22.8 million of loan proceeds from the Bridge Loan and Working Capital Facility from WPC (Note 3).

Note 10. Commitments and Contingencies

At September 30, 2017, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position or results of operations.

CWI 9/30/2017 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

Hotel Management Agreements

As of September 30, 2017, our Consolidated Hotel properties were operated pursuant to long-term management agreements with 12 different management companies, with initial terms ranging from five to 30 years. For hotels operated with separate franchise agreements, each management company receives a base management fee, generally ranging from 1.0% to 3.5% of hotel revenues. Four of our management agreements contain the right and license to operate the hotels under specified brands; no separate franchise agreements exist and no separate franchise fee is required for these hotels. The management agreements that include the benefit of a franchise agreement incur a base management fee equal to 3.0% of hotel revenues. The management companies are generally also eligible to receive an incentive management fee, which is typically calculated as a percentage of operating profit, either (i) in excess of projections with a cap or (ii) after we have received a priority return on our investment in the hotel. For the three months ended September 30, 2017 and 2016, we incurred management fee expense, including amortization of deferred management fees, of $3.2 million and $3.1 million, respectively, and $13.5 million and $13.8 million for the nine months ended September 30, 2017 and 2016, respectively.

Franchise Agreements

As of September 30, 2017, we had 12 franchise agreements with Marriott owned brands, five with Hilton owned brands, two with InterContinental Hotels owned brands and one with a Hyatt owned brand related to our Consolidated Hotels. The franchise agreements have initial terms ranging from 15 to 25 years. This number excludes four hotels that receive the benefits of a franchise agreement pursuant to management agreements, as discussed above. Also, three of our Consolidated Hotels are independent and not subject to franchise agreements. Our franchise agreements grant us the right to the use of the brand name, systems and marks with respect to specified hotels and establish various management, operational, record-keeping, accounting, reporting and marketing standards and procedures that the licensed hotel must comply with. In addition, the franchisor establishes requirements for the quality and condition of the hotel and its furniture, fixtures and equipment, and we are obligated to expend such funds as may be required to maintain the hotel in compliance with those requirements. Typically, our franchise agreements provide for a license fee, or royalty, of 3.0% to 7.0% of room revenues and, if applicable, 2.0% to 3.0% of food and beverage revenue. In addition, we generally pay 1.0% to 4.0% of room revenues as marketing and reservation system contributions for the system-wide benefit of brand hotels. Franchise fees are included in sales and marketing expense in our consolidated financial statements. For the three months ended September 30, 2017 and 2016, we incurred franchise fee expense, including amortization of deferred franchise fees, of $4.4 million and $5.3 million, respectively, and $14.1 million and $15.4 million for the nine months ended September 30, 2017 and 2016, respectively.

Renovation Commitments

Certain of our hotel franchise and loan agreements require us to make planned renovations to our Consolidated Hotels (Note 4). We do not currently expect, and are not obligated, to fund any planned renovations on our Unconsolidated Hotels beyond our original investment. The table below does not reflect any renovation work to be undertaken as a result of Hurricane Irma, as discussed in Note 4.

At September 30, 2017, eight hotels were either undergoing renovation or in the planning stage of renovations, and we currently expect that three will be completed during the fourth quarter of 2017, one will be completed during the first half of 2018, three will be completed during the second half of 2018 and one will be completed during the first half of 2019. The following table summarizes our capital commitments related to our Consolidated Hotels (in thousands):

	September 30, 2017	December 31, 2016
Capital commitments	$57,760	$84,325
Less: amounts paid	(22,460)	(43,179)
Unpaid commitments	35,300	41,146
Less: amounts in restricted cash designated for renovations	(25,578)	(13,136)
Unfunded commitments (a)	$9,722	$28,010
___________

(a)
Of our unfunded commitments at September 30, 2017 and December 31, 2016, approximately $0.6 million and $5.3 million, respectively, of unrestricted cash on our balance sheet was designated for renovations.

CWI 9/30/2017 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3% and 5% of the respective hotel’s total gross revenue. As of September 30, 2017 and December 31, 2016, $34.0 million and $29.3 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures, and is included in Restricted cash in the consolidated financial statements.

Ground Lease Commitments

Three of our hotels are subject to ground leases. Scheduled future minimum ground lease payments during the remainder of 2017, each of the next four calendar years following December 31, 2017 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2017 (remainder)	$799
2018	3,254
2019	3,328
2020	3,404
2021	3,482
Thereafter through 2106	651,117
Total	$665,384

For each of the three months ended September 30, 2017 and 2016, we recorded rent expense of $1.0 million, inclusive of percentage rents of $0.2 million for each period, related to these ground leases, which are included in Property taxes, insurance, rent and other in the consolidated financial statements. For each of the nine months ended September 30, 2017 and 2016, we recorded rent expense of $2.9 million, inclusive of percentage rents of $0.6 million and $0.5 million, respectively, related to these ground leases. Additionally, we recorded straight-line rent adjustment expense related to these ground leases of $1.3 million for each of the three months ended September 30, 2017 and 2016 and $3.9 million and $4.0 million for the nine months ended September 30, 2017 and 2016, respectively.

Note 11. Equity

Transfers to Noncontrolling Interests

On February 12, 2016, we acquired the remaining 25% interest in the Fairmont Sonoma Mission Inn & Spa Venture from an unaffiliated third party for $20.6 million, bringing our ownership interest to 100%. In connection with this transaction, we also paid a fee to our Advisor of $0.5 million. Our acquisition of the additional interest in the venture is accounted for as an equity transaction and we recorded an adjustment of approximately $16.0 million to Additional paid-in capital in our consolidated statement of equity for the nine months ended September 30, 2016 related to the difference between the carrying value and the purchase price. No gain or loss was recognized in the consolidated statement of operations, and the components of accumulated other comprehensive loss are proportionately reallocated to us from the noncontrolling interest as presented in the consolidated statement of equity.

CWI 9/30/2017 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended September 30,
Gains and Losses on Derivative Instruments	2017	2016
Beginning balance	$(795)	$(2,494)
Other comprehensive income before reclassifications	89	247
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	110	242
Equity in earnings of equity method investments in real estate	49	105
Total	159	347
Net current period other comprehensive income	248	594
Net current period other comprehensive income attributable to noncontrolling interests	(5)	—
Ending balance	$(552)	$(1,900)

	Nine Months Ended September 30,
Gains and Losses on Derivative Instruments	2017	2016
Beginning balance	$(1,128)	$(885)
Other comprehensive loss before reclassifications	(74)	(1,547)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	466	760
Equity in earnings of equity method investments in real estate	193	323
Total	659	1,083
Net current period other comprehensive income (loss)	585	(464)
Net current period other comprehensive (income) loss attributable to noncontrolling interests	(9)	372
Reclassification to additional-paid in capital relating to purchase of remaining 25% membership interest in Fairmont Sonoma Mission Inn & Spa venture	—	(923)
Ending balance	$(552)	$(1,900)

Distributions Declared

During the third quarter of 2017, our board of directors declared a quarterly distribution of $0.1425 per share, which was paid on October 16, 2017 to stockholders of record on September 29, 2017, in the aggregate amount of $19.5 million.

For the nine months ended September 30, 2017, our board of directors declared distributions of $58.4 million, including distributions of $38.9 million declared during the six months ended June 30, 2017. We paid distributions of $58.2 million during the nine months ended September 30, 2017, comprised of $38.9 million declared during the six months ended June 30, 2017 and $19.3 million declared during the three months ended December 31, 2016.

Note 12. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually and intend to do so for the tax year ending December 31, 2017. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three and nine months ended September 30, 2017 and 2016. We conduct business in various states and municipalities within the United States, and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various

CWI 9/30/2017 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

state jurisdictions. As a result, we are subject to certain state and local taxes and a provision for such taxes is included in the consolidated financial statements.

Certain of our subsidiaries have elected taxable REIT subsidiary, or TRS, status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. The accompanying consolidated financial statements include an interim tax provision for our TRSs for the three and nine months ended September 30, 2017 and 2016. Current income tax benefit was $0.2 million and $0.7 million for the three months ended September 30, 2017 and 2016, respectively. Current tax expense was $1.4 million and $3.0 million for the nine months ended September 30, 2017 and 2016, respectively.

Our TRSs are subject to U.S. federal and state income taxes. As such, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe that it is more likely than not that we will not realize the tax benefit of deferred tax assets based on available evidence at the time the determination is made. A change in circumstances may cause us to change our judgment about whether a deferred tax asset will more likely than not be realized. We generally report any change in the valuation allowance through our income statement in the period in which such changes in circumstances occur. Deferred tax assets (net of valuation allowance) and liabilities for our TRSs were recorded, as necessary, as of September 30, 2017 and December 31, 2016. Deferred tax assets (net of valuation allowance) totaled $3.0 million and $4.4 million at September 30, 2017 and December 31, 2016, respectively, and are included in Other assets in the consolidated financial statements. Deferred tax liabilities totaled $5.5 million and $7.5 million at September 30, 2017 and December 31, 2016, respectively, and are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements. The majority of our deferred tax assets relate to net operating losses, accrued expenses and deferred key money liabilities. The majority of our deferred tax liabilities relate to differences between the tax basis and financial reporting basis of the villa/condo rental management agreements. Provision for income taxes included deferred income tax expense of less than $0.1 million and $1.7 million for the three months ended September 30, 2017 and 2016, respectively, and deferred income tax benefit of $0.8 million for the nine months ended September 30, 2017 and deferred income tax expense of less than $0.1 million for the nine months ended September 30, 2016.

Note 13. Subsequent Events

On October 12, 2017, we made a repayment of $3.8 million to WPC towards the outstanding balance of the Bridge Loan (Note 3).

On October 19, 2017, the Westin Atlanta Venture sold the Westin Atlanta Perimeter North to an unaffiliated third-party for a contractual sales price of $85.5 million. We owned a 57% interest in the venture and received net proceeds of approximately $25.9 million from the sale. The carrying value of our investment in this venture was $4.5 million at September 30, 2017 (Note 5).

On October 27, 2017, we used $10.4 million and $15.0 million, respectively, of the proceeds from the sale of the Westin Atlanta Perimeter North to make repayments towards the Bridge Loan and Working Capital Facility, respectively (Note 3).

CWI 9/30/2017 10-Q – 25

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

Business Overview

As described in more detail in Item 1 of the 2016 Annual Report, we are a publicly-owned, non-listed REIT that invests in, and through our Advisor, manages and seeks to enhance the value of, our interests in lodging and lodging-related properties. At September 30, 2017, we held ownership interests in 32 hotels, with a total of 8,719 rooms.

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

Significant Developments

Acquisition

On September 28, 2017, we formed a tenancy-in-common venture with CWI 2 to acquire the Bacara Resort & Spa for $380.0 million. We own a 40% interest in the venture and CWI 2 owns a 60% interest. Upon acquisition, the hotel was rebranded as the Ritz-Carlton Bacara, Santa Barbara. This investment is accounted for under the equity method of accounting (Note 5).

WPC Credit Facility

During the third quarter of 2017, our board of directors and the board of directors of WPC approved secured loans from WPC to us of up to $100.0 million for acquisition funding purposes and $25.0 million for working capital purposes. On September 26, 2017, we entered into a secured credit facility, or the WPC Credit Facility, with our Operating Partnership as borrower and WPC as lender. The WPC Credit Facility consists of (i) a bridge term loan of $75.0 million, or the Bridge Loan, for the purpose of acquiring an interest in the Ritz-Carlton Bacara, Santa Barbara (Note 5) and (ii) a $25.0 million revolving working capital facility, or the Working Capital Facility, to be used for our working capital needs. The Working Capital Facility replaced the WPC Line of Credit, which had an outstanding principal balance of $22.8 million on that date and a maturity date of March 22, 2018. Unless the Advisory Agreement expires or is terminated, the Bridge Loan and Working Capital Facility are scheduled to mature on June 30, 2018 and December 31, 2018, respectively. We can request a three month extension of the Bridge Loan, which WPC may grant in its sole discretion. Both loans bear interest at LIBOR plus 1.0%; provided however, that upon the occurrence of certain events of default (as defined in the loan agreement), all outstanding amounts will be subject to a 2% annual interest rate increase. We serve as guarantor of the WPC Credit Facility and have pledged our unencumbered equity interests in certain properties as collateral, as further described in the pledge and security agreement entered into between the borrower and lender. On September 27, 2017, the Operating Partnership drew down $75.0 million from the Bridge Loan to acquire our interest in the Ritz-Carlton Bacara, Santa Barbara.

At September 30, 2017, the outstanding balances under the Bridge Loan and Working Capital Facility were $75.0 million and $22.8 million, respectively, with $2.2 million available to be drawn on the Working Capital Facility (Note 3). On October 12, 2017, we made a repayment of $3.8 million to WPC towards the outstanding balance of the Bridge Loan. Additionally, on October 27, 2017, we made repayments of $10.4 million and $15.0 million towards the Bridge Loan and Working Capital Facility, respectively (Note 13).

CWI 9/30/2017 10-Q – 26

Financings

During the nine months ended September 30, 2017, we refinanced two non-recourse mortgage loans totaling $70.6 million with new non-recourse mortgage loans totaling $83.5 million, which have a weighted-average interest rate of 5.1% and a term of 5 years. We recognized a net loss on extinguishment of debt of less than $0.1 million on these refinancings (Note 9).

Weather-Related Disruption

At September 30, 2017, we held ownership interests in six hotels in Florida and Georgia that were impacted by Hurricane Irma when it made landfall in September 2017; Hawks Cay Resort, Marriott Boca Raton at Boca Center, Ritz-Carlton Key Biscayne, Ritz-Carlton Fort Lauderdale and Staybridge Suites Savannah Historic District, all of which are Consolidated Hotels and Marriott Sawgrass Golf Resort & Spa, which is an Unconsolidated Hotel. All six hotels sustained some damage and all except for Marriott Boca Raton at Boca Center were forced to close for a period of time.  As of September 30, 2017, all hotels had reopened, with the exception of the Hawks Cay Resort, which is expected to remain closed for an extended period of time. During the third quarter of 2017, we recognized a hurricane loss of $7.6 million in our Consolidated Hotels, representing our best estimate of uninsured losses from Hurricane Irma as of September 30, 2017. The Sawgrass Golf Resort & Spa Venture, in which we own a 50% interest, recognized a $3.8 million hurricane loss, representing the property damage insurance deductible. We will continue to monitor the effects of the hurricane on our hotels. There can be no assurance that we will not recognize additional hurricane-related losses in the future, some of which may be material.

During October 2017, the Fairmont Sonoma Inn & Spa was closed for six days as a result of evacuations caused by wildfires in the Northern California region. We anticipate filing a claim for lost revenue under our business interruption coverage, which will be recorded when the recovery is probable and the claim is settled.

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

CWI 9/30/2017 10-Q – 27

Financial and Operating Highlights

(Dollars in thousands, except average daily rate, or ADR, and revenue per available room, or RevPAR)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Hotel revenues	$154,829	$166,865	$485,887	$495,801
Hurricane loss	7,609	—	7,609	—
Acquisition-related expenses	—	—	—	3,727
Net (loss) income attributable to CWI stockholders	(8,769)	4,497	(3,799)	(1,885)

Cash distributions paid	19,423	19,103	58,192	57,037

Net cash provided by operating activities			79,671	72,369
Net cash used in investing activities			(83,849)	(120,159)
Net cash provided by financing activities			7,270	37,041

Supplemental financial measures: (a)
FFO attributable to CWI stockholders	11,480	24,893	50,736	60,264
MFFO attributable to CWI stockholders	18,739	26,236	60,913	69,184

Consolidated Hotel Operating Statistics (b)
Occupancy	77.9%	80.0%	77.2%	77.3%
ADR	$208.01	$204.83	$218.34	$214.74
RevPAR	162.03	163.80	168.66	166.08
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

(b)
These statistics exclude information for the Hawks Cay Resort for the third quarter of 2017 and 2016 because it was closed during a portion of the third quarter of 2017 due to damage from Hurricane Irma.

The comparison of our results period over period is influenced by both the number and size of the hotels consolidated in each of the respective periods. At September 30, 2017, we owned 27 Consolidated Hotels, compared to 31 Consolidated Hotels at September 30, 2016.

CWI 9/30/2017 10-Q – 28

Portfolio Overview

The following table sets forth certain information for each of our Consolidated Hotels and our Unconsolidated Hotels at September 30, 2017:

Hotels	State	Number of Rooms	% Owned	Acquisition Date	Hotel Type	Renovation Status at September 30, 2017 (a)
Consolidated Hotels
2012 Acquisitions
Hilton Garden Inn New Orleans French Quarter/CBD	LA	155	88%	6/8/2012	Select-service	Completed
Lake Arrowhead Resort and Spa	CA	173	97%	7/9/2012	Resort	Completed
Courtyard San Diego Mission Valley	CA	317	100%	12/6/2012	Select-service	Completed
2013 Acquisitions
Hampton Inn Atlanta Downtown	GA	119	100%	2/14/2013	Select-service	Completed
Hampton Inn Memphis Beale Street	TN	144	100%	2/14/2013	Select-service	Completed
Courtyard Pittsburgh Shadyside	PA	132	100%	3/12/2013	Select-service	Completed
Hutton Hotel Nashville	TN	247	100%	5/29/2013	Full-service	In progress
Holiday Inn Manhattan 6th Avenue Chelsea	NY	226	100%	6/6/2013	Full-service	Completed
Fairmont Sonoma Mission Inn & Spa (b)	CA	226	100%	7/10/2013	Resort	Completed
Marriott Raleigh City Center	NC	400	100%	8/13/2013	Full-service	Completed/ Planned future
Hawks Cay Resort (c)	FL	426	100%	10/23/2013	Resort	Completed
Renaissance Chicago Downtown	IL	560	100%	12/20/2013	Full-service	Completed
2014 Acquisitions
Hyatt Place Austin Downtown	TX	296	100%	4/1/2014	Select-service	None planned
Courtyard Times Square West	NY	224	100%	5/27/2014	Select-service	None planned
Sheraton Austin Hotel at the Capitol	TX	367	80%	5/28/2014	Full-service	Completed/ Planned future
Marriott Boca Raton at Boca Center	FL	259	100%	6/12/2014	Full-service	Completed
Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center	CO	302	100%	6/25/2014	Select-service	None planned
Sanderling Resort	NC	125	100%	10/28/2014	Resort	Completed/ Planned future
Staybridge Suites Savannah Historic District	GA	104	100%	10/30/2014	Select-service	Completed
Marriott Kansas City Country Club Plaza	MO	295	100%	11/18/2014	Full-service	Completed
2015 Acquisitions
Westin Minneapolis	MN	214	100%	2/12/2015	Full-service	Planned future
Westin Pasadena	CA	350	100%	3/19/2015	Full-service	Completed
Hilton Garden Inn/Homewood Suites Atlanta Midtown	GA	228	100%	4/29/2015	Select-service	None planned
Ritz-Carlton Key Biscayne (d)	FL	458	47%	5/29/2015	Resort	Completed
Ritz-Carlton Fort Lauderdale (e)	FL	198	70%	6/30/2015	Resort	Completed/ Planned future
Le Méridien Dallas, The Stoneleigh	TX	176	100%	11/20/2015	Full-service	Completed/ In progress
2016 Acquisition
Equinox, a Luxury Collection Golf Resort & Spa (f)	VT	199	100%	2/17/2016	Resort	Planned future
		6,920
Unconsolidated Hotels
Hyatt New Orleans French Quarter	LA	254	80%	9/6/2011	Full-service	Completed
Westin Atlanta Perimeter North	GA	372	57%	10/3/2012	Full-service	Completed
Marriott Sawgrass Golf Resort & Spa (g)	FL	514	50%	4/1/2015	Resort	Completed
Ritz-Carlton Philadelphia	PA	301	60%	5/15/2015	Full-service	Completed
Ritz-Carlton Bacara, Santa Barbara (h)	CA	358	40%	9/28/2017	Resort	Planned future
		1,799
___________

(a)	Status excludes any renovation work to be undertaken as a result of Hurricane Irma.

(b)	On February 12, 2016, we acquired the remaining 25% interest in the Fairmont Sonoma Mission Inn & Spa venture from an unaffiliated third party, bringing our ownership interest in the hotel to 100%.

(c)	Includes 249 privately owned villas that participate in the villa/condo rental program at September 30, 2017.

(d)
CWI 2 owns an interest of approximately 19% in this venture. Also, the number of rooms presented includes 156 condo-hotel units that participate in the villa/condo rental program at September 30, 2017.

(e)	Includes 32 condo-hotel units that participate in the villa/condo rental program at September 30, 2017.

CWI 9/30/2017 10-Q – 29

(f)
During the third quarter of 2017, we completed renovations on the single-family residence adjacent to the hotel that we acquired in August 2016 and created four additional available rooms at the resort.

(g)
On October 3, 2014, we acquired the Marriott Sawgrass Golf Resort & Spa as a Consolidated Hotel. On April 1, 2015, we sold a 50% controlling interest to CWI 2 and began accounting for our interest in the hotel as an equity method investment. Our initial investment represents our remaining 50% interest in the Marriott Sawgrass Golf Resort & Spa venture after the sale to CWI 2.

(h)	This investment represents a tenancy-in-common interest; the remaining 60% interest is owned by CWI 2.

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

In addition, we use other information that may not be financial in nature, including statistical information, to evaluate the operating performance of our business, such as occupancy rate, ADR or RevPAR. Occupancy rate, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy rate, is an important statistic for monitoring operating performance at our hotels. Our occupancy rate, ADR and RevPAR performance may be impacted by macroeconomic factors such as U.S. economic conditions, regional and local employment growth, personal income and corporate earnings, business relocation decisions, business and leisure travel, new hotel construction and the pricing strategies of competitors.

The comparability of our results year over year are impacted by, among other factors, the timing of acquisition and/or disposition activity and the timing of any renovation-related activity.

CWI 9/30/2017 10-Q – 30

The following table presents our comparative results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Hotel Revenues	$154,829	$166,865	$(12,036)	$485,887	$495,801	$(9,914)

Hotel Expenses	136,576	139,549	(2,973)	421,035	418,237	2,798

Other Operating Expenses
Asset management fees to affiliate and other expenses	3,660	4,029	(369)	11,679	11,740	(61)
Corporate general and administrative expenses	2,579	2,641	(62)	7,898	8,978	(1,080)
Hurricane loss	7,609	—	7,609	7,609	—	7,609
Impairment charges	—	452	(452)	—	4,112	(4,112)
Acquisition-related expenses	—	—	—	—	3,727	(3,727)
Total Other Operating Expenses	13,848	7,122	6,726	27,186	28,557	(1,371)

Operating Income	4,405	20,194	(15,789)	37,666	49,007	(11,341)

Other Income and (Expenses)
Interest expense	(16,957)	(16,363)	(594)	(49,820)	(48,542)	(1,278)
Equity in (losses) earnings of equity method investments in real estate	(3,464)	(140)	(3,324)	1,072	4,976	(3,904)
Net loss on extinguishment of debt (Note 9)	—	(1,204)	1,204	(225)	(2,268)	2,043
Other income	33	8	25	93	22	71
Total Other Income and (Expenses)	(20,388)	(17,699)	(2,689)	(48,880)	(45,812)	(3,068)

(Loss) Income from Operations Before Income Taxes and Net Gain on Sale of Real Estate	(15,983)	2,495	(18,478)	(11,214)	3,195	(14,409)
Benefit from (provision for) income taxes	162	(1,037)	1,199	(630)	(3,041)	2,411
(Loss) Income from Operations Before Net Gain on Sale of Real Estate	(15,821)	1,458	(17,279)	(11,844)	154	(11,998)
Net gain on sale of real estate, net of tax	—	—	—	5,164	—	5,164
Net (Loss) Income	(15,821)	1,458	(17,279)	(6,680)	154	(6,834)
Loss (income) attributable to noncontrolling interests	7,052	3,039	4,013	2,881	(2,039)	4,920
Net (Loss) Income Attributable to CWI Stockholders	$(8,769)	$4,497	$(13,266)	$(3,799)	$(1,885)	$(1,914)
Supplemental financial measure:(a)
MFFO Attributable to CWI Stockholders	$18,739	$26,236	$(7,497)	$60,913	$69,184	$(8,271)
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

CWI 9/30/2017 10-Q – 31

The following table sets forth the average occupancy rate, ADR and RevPAR of our Consolidated Hotels for the three and nine months ended September 30, 2017 and 2016 for our Same Store Hotels. Our Same Store Hotels are comprised of our 2012 Acquisitions, 2013 Acquisitions, 2014 Acquisitions and 2015 Acquisitions, excluding the results of hotels sold or classified as held for sale at September 30, 2017 (Note 4), as well as the results for the Hawks Cay Resort, which was closed during a portion of the third quarter of 2017 due to damage from Hurricane Irma (Note 4).

	Three Months Ended September 30,		Nine Months Ended September 30,
Same Store Hotels	2017	2016	2017	2016
Occupancy Rate	78.3%	80.1%	78.0%	77.8%
ADR	$205.77	$208.61	$218.75	$220.80
RevPAR	161.03	167.20	170.65	171.82

Hotel Revenues

For the three months ended September 30, 2017 as compared to the same period in 2016, hotel revenues decreased by $12.0 million, primarily comprised of a decrease in revenue from our Same Store Hotels totaling $4.8 million, largely attributable to the Ritz-Carlton Fort Lauderdale due to the impact of Hurricane Irma and the Hutton Hotel Nashville due to renovations that were ongoing during 2017, a decrease in revenue as a result of properties sold during the first and second quarters of 2017 totaling $4.6 million and a decrease in revenue from the Hawks Cay Resort of $2.3 million as a result of its closure in September 2017 due to Hurricane Irma.

For the nine months ended September 30, 2017 as compared to the same period in 2016, hotel revenues decreased by $9.9 million comprised of a decrease in revenue as a result of properties sold during the first and second quarters of 2017 totaling $10.6 million, a decrease in revenue from the Hawks Cay Resort of $1.2 million and a decrease in revenue from our Same Store Hotels totaling $0.2 million, partially offset by an increase in revenue from our 2016 Acquisition of $2.1 million, primarily representing the impact of a full period of revenue during 2017 as compared to a partial period in 2016.

Hotel Expenses

For the three months ended September 30, 2017 as compared to the same period in 2016, aggregate hotel operating expenses decreased by $3.0 million comprised of a decrease in expenses as a result of properties sold during the first and second quarters of 2017 totaling $3.8 million and a decrease in expenses from the Hawks Cay Resort of $1.3 million, partially offset by a net increase in expenses from our Same Store Hotels of $1.7 million.

For the nine months ended September 30, 2017 as compared to the same period in 2016, aggregate hotel operating expenses increased by $2.8 million comprised of a net increase in expenses from our Same Store Hotels of $8.6 million and an increase in expenses of $2.9 million related to our 2016 Acquisition, primarily representing the impact of a full period of expenses during 2017 as compared to a partial period in 2016, partially offset by a decrease in expenses due to properties sold during the first and second quarters of 2017 totaling $8.6 million and a decrease in expenses from the Hawks Cay Resort of $0.1 million.

Corporate General and Administrative Expenses

For the nine months ended September 30, 2017 as compared to the same period in 2016, corporate general and administrative expenses decreased by $1.1 million, primarily as a result of a decrease in personnel and overhead reimbursement costs and professional fees of $0.6 million and $0.3 million, respectively. The decrease in personnel and overhead reimbursement costs was primarily driven by an increase in pro rata hotel revenue from CWI 2 relative to our pro rata hotel revenue, which directly impacts the allocation of our Advisor’s expenses to us (Note 3). Professional fees include legal, accounting and investor-related expenses incurred in the normal course of business.

Hurricane Loss

During the third quarter of 2017, we recognized a $7.6 million hurricane loss representing our best estimate of uninsured losses from Hurricane Irma. Our insurance policies provide coverage for property damage, business interruption and reimbursement for other costs that were incurred relating to damages sustained during Hurricane Irma. Insurance proceeds are subject to deductibles.

CWI 9/30/2017 10-Q – 32

We and CWI 2 maintain insurance on all of our hotels, with an aggregate policy limit of $500.0 million for both property damage and business interruption. Our insurance policies are subject to various terms and conditions, including property damage and business interruption deductibles on each hotel, which range from 2% to 5% of the insured value. We currently estimate our aggregate casualty insurance claim to be in the range of $75.0 to $100.0 million, which includes estimated clean up, repair and rebuilding costs, as well as lost revenue during this period and for up to 12 months after the hotels are back to full operations. This amount also includes casualty insurance proceeds due from our hotel manager for Marriott Boca Raton at Boca Center, who maintains the insurance on the hotel. We are continuing to assess the damage sustained, so this estimate is subject to change and could be further impacted by increased costs, including those associated with resource constraints in Florida relating to building materials, supplies and labor. We believe that we maintain adequate insurance coverage on each of our hotels and are working closely with the insurance carriers and claims adjusters to obtain the maximum amount of insurance recovery provided under the policies. However, we can give no assurances as to the amounts of such claims, the timing of payments or the ultimate resolution of the claims.

We experienced a reduction in revenues for the three and nine months ended September 30, 2017 as a result of Hurricane Irma. Our business interruption insurance covers lost revenue through the period of property restoration and for up to 12 months after the hotels are back to full operations. We have retained consultants to assess our business interruption claims and are currently reviewing our losses with our insurance carrier. We will record revenue for covered business interruption in the period when we determine that it is probable that we will be compensated under those policies.

If the estimated property damage increases or there is additional remediation work performed at the damaged hotels where the costs have not yet exceeded the property damage deductible, our hurricane loss could increase. We currently estimate the maximum additional hurricane loss we could incur for our Consolidated Hotels to be $3.2 million.

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

For the nine months ended September 30, 2016, we incurred $3.7 million of acquisition-related expenses in connection with the acquisition of the Equinox during the first quarter of 2016. We did not expense any acquisition-related fees during the nine months ended September 30, 2017.

Equity in (Losses) Earnings of Equity Method Investments in Real Estate

Equity in (losses) earnings of equity method investments in real estate represents earnings from our equity investments in Unconsolidated Hotels recognized in accordance with each investment agreement and based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period (Note 5). We are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds the estimated fair value and is determined to be other than temporary. No other-than-temporary impairment charges were recognized on our equity method investments in real estate during the nine months ended September 30, 2017 or 2016.

CWI 9/30/2017 10-Q – 33

The following table sets forth our share of equity in (losses) earnings from our Unconsolidated Hotels, which are based on the hypothetical liquidation at book value model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Ritz-Carlton Philadelphia Venture	396	804	2,026	2,190
Marriott Sawgrass Golf Resort & Spa Venture (a)	(3,255)	(711)	(1,549)	1,512
Westin Atlanta Venture (b)	166	204	638	728
Ritz-Carlton Bacara, Santa Barbara Venture (c)	(532)	—	(532)	—
Hyatt Centric French Quarter Venture	(239)	(437)	490	546
Total equity in (losses) earnings of equity method investments in real estate	$(3,464)	$(140)	$1,073	$4,976
___________

(a)
Our share of equity in (losses) earnings during both the three and nine months ended September 30, 2017 was negatively impacted by Hurricane Irma. We are still assessing the impact of the hurricane on the property. If the estimated damage increases or there is additional remediation work performed at the hotel, the hurricane loss recognized by the venture could increase. We currently estimate the maximum additional hurricane loss we could incur for the venture to be $0.4 million, of which our share would be $0.2 million.

(b)	On October 19, 2017, the venture sold the Westin Atlanta Perimeter North to an unaffiliated third-party (Note 13).

(c)
We acquired our 40% tenancy-in-common interest in this venture on September 28, 2017 (Note 5). The results for the three and nine months ended September 30, 2017 above represent data from its acquisition date through September 30, 2017 and include pre-opening expenses.

Net Loss on Extinguishment of Debt

During the nine months ended September 30, 2017, we recognized a loss on extinguishment of debt of $0.2 million related to the termination of the Senior Credit Facility and the refinancing of two non-recourse mortgage loans (Note 9).

During the three and nine months ended September 30, 2016, we recognized a net loss on extinguishment of debt of $1.2 million and $2.3 million, respectively, primarily related to the refinancing of two non-recourse mortgage loans.

Net Gain on Sale of Real Estate, Net of Tax

During the nine months ended September 30, 2017, we recognized a net gain on sale of real estate, net of tax of $5.2 million, comprised of (i) a gain of $5.5 million related to the sale of our 100% ownership interest in the Hampton Inn Boston Braintree to an unaffiliated third party for a contractual sales price of $19.0 million during the second quarter of 2017 (Note 4), partially offset by (ii) a loss of $0.4 million in the aggregate related to the sale of our 100% ownership interests in the Hampton Inn Frisco Legacy Park, the Hampton Inn Birmingham Colonnade and the Hilton Garden Inn Baton Rouge Airport to an unaffiliated third party for a contractual sales price of $33.0 million during the first quarter of 2017.

CWI 9/30/2017 10-Q – 34

Loss (Income) Attributable to Noncontrolling Interests

The following table sets forth our loss (income) attributable to noncontrolling interests (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Venture	2017	2016	2017	2016
Ritz-Carlton Key Biscayne Venture (a)	$8,629	$5,802	$8,695	$5,430
Ritz-Carlton Fort Lauderdale Venture (a)	882	196	616	(101)
Sheraton Austin Hotel at the Capitol Venture	69	(91)	(585)	(556)
Hilton Garden Inn New Orleans French Quarter/CBD Venture	(30)	(30)	(102)	(177)
Fairmont Sonoma Mission Inn & Spa Venture (b)	—	—	—	296
Operating Partnership — Available Cash Distribution (Note 3)	(2,498)	(2,838)	(5,743)	(6,931)
	$7,052	$3,039	$2,881	$(2,039)
___________

(a)
The changes in loss (income) attributable to noncontrolling interests during both the three and nine months ended September 30, 2017 as compared to the same periods in 2016 were largely attributable to the impact of Hurricane Irma.

(b)	On February 12, 2016, we acquired the remaining 25% interest in the Fairmont Sonoma Missions Inn & Spa Venture from an unaffiliated third party, bringing our ownership interest to 100%.

Liquidity and Capital Resources

Our principal demands for funds will be for the payment of operating expenses, interest and principal on current and future indebtedness, including the WPC Credit Facility, and distributions to stockholders. We expect to meet our long-term liquidity requirements, including funding any additional hotel property acquisitions, through cash flows from our hotel portfolio and long-term borrowings. We may also use proceeds from financings and asset sales for any hotel acquisition.

Liquidity is affected adversely by unanticipated costs and greater-than-anticipated operating expenses. To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations, as well as proceeds available under our Working Capital Facility, as described below in Cash Resources. In addition, we may incur indebtedness in connection with the acquisition of any property, refinance the debt thereon or reinvest the proceeds of financings or refinancings in additional properties.

Sources and Uses of Cash During the Period

We have fully invested the proceeds from both our initial public offering and follow-on offering. We use the cash flow generated from hotel operations to meet our normal recurring operating expenses, service debt and fund distributions to our shareholders. Our cash flows fluctuate from period to period due to a number of factors, including the financial and operating performance of our hotels, the timing of purchases or dispositions of hotels, the timing and characterization of distributions from equity method investments in hotels and seasonality in the demand for our hotels. Also, hotels we invest in may undergo renovations, during which they may experience disruptions, possibly resulting in reduced revenue and operating income. Despite these fluctuations, we believe that we will continue to generate sufficient cash from operations and from our equity method investments to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, proceeds available under our Working Capital Facility, the proceeds of mortgage loans, sale of assets, distributions reinvested in our common stock through our DRIP and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities

For the nine months ended September 30, 2017 as compared to the same period in 2016, net cash provided by operating activities increased by $7.3 million, primarily resulting from a decrease in acquisition-related expenses and the payment of asset management fees to our Advisor in shares, rather than in cash as in the prior year.

CWI 9/30/2017 10-Q – 35

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 was $83.8 million, primarily as a result of (i) the purchase of our equity interest in the Ritz-Carlton Bacara, Santa Barbara totaling $66.3 million (Note 5), (ii) the funding of $33.0 million of capital expenditures for our Consolidated Hotels and (iii) funds placed into and released from lender-held escrow accounts totaling $114.0 million and $98.8 million, respectively, for renovations, property taxes and insurance.

The net outflows were partially offset by (i) aggregate proceeds of $25.7 million from the sale of four properties comprised of $7.4 million of proceeds received from the sale of our 100% ownership interests in the Hampton Inn Frisco Legacy Park, the Hampton Inn Birmingham Colonnade and the Hilton Garden Inn Baton Rouge Airport to an unaffiliated third party (that is net of the outstanding non-recourse debt assumed by the seller at closing totaling $26.5 million) and $18.3 million from the sale of our 100% ownership interest in the Hampton Inn Boston Braintree to an unaffiliated third party (Note 4) and (ii) distributions received from equity investments in excess of equity income totaling $4.8 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2017 was $7.3 million, primarily as a result of: (i) proceeds totaling $97.8 million from WPC, comprised of borrowings under the Bridge Loan and WPC Line of Credit (which was replaced by the Working Capital Facility) of $75.0 million and $22.8 million, respectively, with the borrowings under the WPC Line of Credit used to repay in full, and terminate, the Senior Credit Facility as noted below, (ii) refinancing two mortgages totaling $83.5 million (Note 9) and (iii) the issuance of shares, net of offering costs, through our DRIP, totaling $34.1 million.

The net inflows were partially offset by proceeds received from (i) scheduled payments and prepayments of mortgage financing totaling $90.5 million, including the $11.7 million prepayment of the Hampton Inn Boston Braintree mortgage in connection with the sale of the property, (ii) cash distributions paid to stockholders aggregating $58.2 million, (iii) redemptions of our common stock pursuant to our redemption plan totaling $27.1 million and (iv) the repayment of the Senior Credit Facility totaling $22.8 million.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. For the nine months ended September 30, 2017, we paid distributions to stockholders totaling $58.2 million, which were comprised of cash distributions of $24.0 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $34.2 million. From inception through September 30, 2017, we declared distributions, excluding distributions paid in shares of our common stock, to stockholders totaling $282.3 million, which were comprised of cash distributions of $112.5 million and $169.8 million of distributions that were reinvested by stockholders in shares of our common stock pursuant to our DRIP.

We believe that FFO, a non-GAAP measure, is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or our Cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our public offerings, as well as other sources, and there can be no assurance that our FFO or our Cash flow from operations will be sufficient to cover future distributions. FFO and Cash flow from operations are first applied to current period distributions, then to any deficit from prior period cumulative negative FFO and prior period cumulative negative cash flow, respectively, and finally to future period distributions. Our distribution coverage using FFO was approximately 78% and 59% of total distributions declared for the nine months ended September 30, 2017 and on a cumulative basis through that date, respectively. Our distribution coverage using Cash flow from operations was approximately 100% and 80% of total distributions declared for the nine months ended September 30, 2017 and on a cumulative basis through that date, respectively. The balance was funded from proceeds of our public offerings as well as other sources. As we have fully invested the proceeds of our offerings, we expect that in the future, if distributions cannot be fully sourced from FFO or Cash flow from operations, they may be sourced from the proceeds of financings, borrowings, the sales of assets or other sources of cash.

CWI 9/30/2017 10-Q – 36

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the nine months ended September 30, 2017, we redeemed 2,638,839 shares of our common stock pursuant to our redemption plan, comprised of 595 redemption requests at an average price per share of $10.26. As of the date of this Report, we have fulfilled all of the valid redemption requests that we received during the nine months ended September 30, 2017. We funded all share redemptions during the nine months ended September 30, 2017 with proceeds from the sale of shares of our common stock pursuant to our DRIP.

Summary of Financing

The table below summarizes our non-recourse debt, net, WPC Credit Facility and Senior Credit Facility (dollars in thousands):

	September 30, 2017	December 31, 2016
Carrying Value
Fixed rate (a)	$1,084,480	$1,084,987
Variable rate:
WPC Credit Facility — Bridge Loan (Note 3)	75,000	—
WPC Credit Facility — Working Capital Facility (Note 3)	22,835	—
Senior Credit Facility (Note 9) (b)	—	22,785
Non-recourse debt (a):
Amount subject to interest rate cap, if applicable	291,588	304,020
Amount subject to interest rate swap	47,430	67,145
	436,853	393,950
	$1,521,333	$1,478,937
Percent of Total Debt
Fixed rate	71%	73%
Variable rate	29%	27%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.3%	4.3%
Variable rate (c)	4.0%	4.0%
___________

(a)	Aggregate debt balance includes deferred financing costs totaling $7.4 million and $8.4 million as of September 30, 2017 and December 31, 2016, respectively.

(b)	On March 23, 2017, we repaid the $22.8 million outstanding balance using proceeds from the WPC Line of Credit (Note 3) and simultaneously terminated the Senior Credit Facility.

(c)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and would be triggered under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a provision were triggered, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then retain all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. At December 31, 2016, the minimum debt service coverage ratio for the Holiday Inn Manhattan 6th Avenue Chelsea was not met; therefore, a cash management agreement was enacted that permits the lender to sweep the hotel’s excess cash flow. As of September 30, 2017, this ratio was still not met and the cash management agreement remained in effect. At June 30, 2017, the minimum debt service coverage ratio for the Lake Arrowhead Resort and Spa was not met; therefore we were required to fund $0.5 million into a lender held reserve account that will be released after a specified debt service coverage ratio is achieved for two consecutive quarters. We funded the required $0.5 million into the lender held reserve account during the third quarter of 2017, which is included in Restricted cash in our consolidated balance sheet. As of September 30, 2017, this ratio was still not met and the funds remained in the lender held reserve account. At September 30, 2017, the minimum debt service coverage

CWI 9/30/2017 10-Q – 37

ratio for both the senior mortgage loan and mezzanine loan for the Ritz-Carlton Fort Lauderdale were not met; therefore, we entered into a cash management agreement that permits the lender to sweep the hotel’s excess cash flow.

Cash Resources

At September 30, 2017, our cash resources consisted of cash totaling $64.9 million, of which $23.4 million was designated as hotel operating cash. We also had the $25.0 million Working Capital Facility, of which $2.2 million remained available to be drawn at September 30, 2017. Our cash resources may be used to fund future investments and can be used for working capital needs, debt service and other commitments, such as the renovation commitments noted below.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include paying distributions to our stockholders, fulfilling our renovation commitments (Note 10), funding hurricane-related repair and remediation costs in excess of insurance proceeds received, funding lease commitments, making scheduled mortgage loan principal payments, including scheduled balloon payments totaling $189.1 million on seven consolidated mortgage loans, our share of balloon payments scheduled for two Unconsolidated Hotels totaling $57.4 million, and paydown of the Bridge Loan, as well as other normal recurring operating expenses. We currently intend to refinance the scheduled balloon payments, although there can be no assurance that we will be able to do so on favorable terms, if at all.

We expect to use cash generated from operations, the Working Capital Facility, mortgage financing and cash received from dispositions of properties to fund these cash requirements in addition to amounts held in escrow to fund our renovation commitments.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3% and 5% of the respective hotel’s total gross revenue. At September 30, 2017 and December 31, 2016, $34.0 million and $29.3 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations (primarily our capital commitments and lease obligations) at September 30, 2017 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — Principal (a)	$1,430,851	$202,442	$301,554	$748,923	$177,932
Interest on borrowings (b)	214,411	60,810	97,301	48,741	7,559
WPC Credit Facility (Bridge Loan) — Principal	75,000	75,000	—	—	—
WPC Credit Facility (Working Capital Facility) — Principal	22,835	—	22,835	—	—
Operating and other lease commitments (c)	669,184	4,375	8,974	7,384	648,451
Contractual capital commitments (d)	35,300	27,401	7,899	—	—
Asset retirement obligation, net (e)	1,454	—	—	—	1,454
	$2,449,035	$370,028	$438,563	$805,048	$835,396
___________

(a)	Excludes deferred financing costs totaling $7.4 million.

(b)	For variable-rate debt, interest on borrowings is calculated using the swapped or capped interest rate, when in effect.

CWI 9/30/2017 10-Q – 38

(c)
Operating and other lease commitments consist of rent obligations under ground leases and our share of future rents payable pursuant to the advisory agreement for the purpose of leasing office space used for the administration of real estate entities. At September 30, 2017, this balance primarily related to our commitments on ground leases for two hotels, which expire in 2087 and 2099 and have rent obligations consistently increasing throughout their respective terms; therefore, the most significant commitments occur near the conclusion of the leases.

(d)
Capital commitments represent our remaining contractual renovation commitments at our Consolidated Hotels, which does not reflect any renovation work to be undertaken as a result of Hurricane Irma (Note 10).

(e)	Represents the estimated future obligation for the removal of asbestos and environmental waste in connection with three of our hotels upon the retirement of the asset.

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

CWI 9/30/2017 10-Q – 39

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

CWI 9/30/2017 10-Q – 40

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

CWI 9/30/2017 10-Q – 41

FFO and MFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net (loss) income attributable to CWI stockholders	$(8,769)	$4,497	$(3,799)	$(1,885)
Adjustments:
Depreciation and amortization of real property	20,541	20,601	61,699	60,461
Gain on sale of real estate, net	—	—	(5,164)	—
Proportionate share of adjustments for partially-owned entities — FFO adjustments	(292)	(657)	(2,000)	(2,424)
Impairment charges	—	452	—	4,112
Total adjustments	20,249	20,396	54,535	62,149
FFO attributable to CWI stockholders (as defined by NAREIT)	11,480	24,893	50,736	60,264
Adjustments:
Hurricane loss (a)	7,609	—	7,609	—
Straight-line and other rent adjustments	1,350	1,368	4,067	4,123
Proportionate share of adjustments for partially-owned entities — MFFO adjustments	(1,700)	(1,163)	(1,724)	668
Net loss on extinguishment of debt	—	1,204	225	2,268
Acquisition expenses (b)	—	—	—	3,727
Fair market value adjustments	—	(66)	—	(1,866)
Total adjustments	7,259	1,343	10,177	8,920
MFFO attributable to CWI stockholders	$18,739	$26,236	$60,913	$69,184
___________

(a)	We excluded the hurricane loss because of the non-recurring nature of the charge.

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

CWI 9/30/2017 10-Q – 42

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We currently have limited exposure to financial market risks, including changes in interest rates. We currently have no foreign operations and are not exposed to foreign currency fluctuations. At September 30, 2017, we were exposed to concentrations within the brands under which we operate our hotels and within the geographic areas in which we have invested. For the nine months ended September 30, 2017, we generated more than 10% of our revenue from the Ritz-Carlton Key Biscayne (12.7%); we generated more than 10% of our revenue from hotels in each of the following states: Florida (31.2%) and California (16.3%); and we generated more than 10% of our revenue from hotels in the following brands: Marriott (63.1%, including Courtyard by Marriott, Le Méridien, The Luxury Collection, Marriott, Marriott Autograph Collection, Renaissance, Ritz-Carlton, Sheraton and Westin) and Independent (15.0%, including Hawks Cay Resort, Hutton Hotel Nashville and Sanderling Resort). These results reflect the impact of the merger of Marriott and Starwood during the third quarter of 2016.

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

At September 30, 2017, we estimated that the total fair value of our interest rate caps and swaps, which are included in Other assets in the consolidated financial statements, was in an asset position of less than $0.1 million (Note 8).

At September 30, 2017, all of our debt bore interest at fixed rates, was swapped to a fixed rate or was subject to an interest rate cap. The annual interest rates on our fixed-rate debt at September 30, 2017 ranged from 3.6% to 6.5%. The contractual annual interest rates on our variable-rate debt at September 30, 2017 ranged from 2.2% to 8.5%. The weighted-average interest rate of our fixed rate and variable rate debt was 4.3% and 4.0%, respectively, at September 30, 2017. Our debt obligations are more fully described under Liquidity and Capital Resources in Item 2 above.

The following table presents principal cash outflows for our Consolidated Hotels based upon expected maturity dates of our long-term debt obligations outstanding at September 30, 2017 and excludes deferred financing costs (in thousands):

	2017 (Remainder)	2018	2019	2020	2021	Thereafter	Total	Fair Value
Fixed-rate debt	$2,422	$42,768	$106,637	$58,623	$458,253	$420,973	$1,089,676	$1,087,862
Variable-rate debt (a)	$73,226	$88,120	$42,090	$137,739	$—	$—	$341,175	$340,728
___________

(a)
Excludes $75.0 million and $22.8 million outstanding under the Bridge Loan and Working Capital Facility, respectively, from WPC (Note 3). Unless the Advisory Agreement expires or is terminated, the Bridge Loan and Working Capital Facility are scheduled to mature on June 30, 2018 and December 31, 2018, respectively.

CWI 9/30/2017 10-Q – 43

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to an interest rate cap, is affected by changes in interest rates. A decrease or increase in interest rates of 1.0% would change the estimated fair value of this debt at September 30, 2017 by an aggregate increase of $43.3 million or an aggregate decrease of $43.2 million, respectively. Annual interest expense on our variable-rate debt that is subject to an interest rate cap at September 30, 2017 would increase or decrease by $2.9 million for each respective 1.0% change in annual interest rates.

CWI 9/30/2017 10-Q – 44

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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2017 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CWI 9/30/2017 10-Q – 45

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2017, we issued 330,903 shares and 191,234 shares of common stock to our Advisor as consideration for asset management fees and acquisition fees, respectively. These shares were issued at our most recently published NAV of $10.80 per share. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof.

All prior sales of unregistered securities have been reported in our previously filed quarterly reports on Form 10-Q and annual reports on Form 10-K.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended September 30, 2017:

2017 Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July	1,393	$10.26	N/A	N/A
August	—	—	N/A	N/A
September	832,727	10.26	N/A	N/A
Total	834,120
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

CWI 9/30/2017 10-Q – 46

Item 6. Exhibits.

The following exhibits are filed with this Report, expect where indicated.

Exhibit No.	Description	Method of Filing

10.1	Loan Agreement, between W. P. Carey Inc. as Lender, and CWI OP, LP as Borrower, dated as of September 26, 2017	Filed herewith

10.2	Pledge and Security Agreement, between W.P. Carey Inc. as Lender, and CWI OP, LP as Pledgor, dated as of September 26, 2017	Filed herewith

10.3	Amended, Restated and Consolidated Promissory Note, between W.P. Carey Inc. as Lender, and CWI OP, LP as Borrower, dated as of September 26, 2017	Filed herewith

10.4	Payment Guaranty, between W.P. Carey Inc. as Lender and Carey Watermark Investors Incorporated as Guarantor, dated as of September 26, 2017	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Carey Watermark Investors Incorporated’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2017 and 2016, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CWI 9/30/2017 10-Q – 47

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors Incorporated
Date:	November 13, 2017
		By:	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
(Principal Financial Officer)

Date:	November 13, 2017
		By:	/s/ Noah K. Carter
Noah K. Carter
Chief Accounting Officer
(Principal Accounting Officer)

CWI 9/30/2017 10-Q – 48

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing

10.1	Loan Agreement, between W. P. Carey Inc. as Lender, and CWI OP, LP as Borrower, dated as of September 26, 2017	Filed herewith

10.2	Pledge and Security Agreement, between W.P. Carey Inc. as Lender, and CWI OP, LP as Pledgor, dated as of September 26, 2017	Filed herewith

10.3	Amended, Restated and Consolidated Promissory Note, between W.P. Carey Inc. as Lender, and CWI OP, LP as Borrower, dated as of September 26, 2017	Filed herewith

10.4	Payment Guaranty, between W.P. Carey Inc. as Lender and Carey Watermark Investors Incorporated as Guarantor, dated as of September 26, 2017	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Carey Watermark Investors Incorporated’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2017 and 2016, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.
Filed herewith