Form 10-K
period 2017-12-31
Carey Watermark Investors Inc
filed 2018-03-27
CIK 1430259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Registrant has no active market for its common stock. Non-affiliates held 134,074,079 shares of common stock at June 30, 2017.
As of March 9, 2018, there were 138,967,167 shares of common stock of registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference its definitive Proxy Statement with respect to its 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

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

CWI 2017 10-K – 1

PART I

Item 1. Business.

General Development of Business

Overview

Carey Watermark Investors Incorporated, or CWI, together with its consolidated subsidiaries, is a publicly owned, non-listed real estate investment trust, or REIT, that invests in, manages and seeks to enhance the value of, interests in lodging and lodging-related properties, in the United States. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions to our stockholders and other factors. We conduct substantially all of our investment activities and own all of our assets through CWI OP, LP, a Delaware limited partnership, or the Operating Partnership. We are a general partner and a limited partner of, and own a 99.985% capital interest in, the Operating Partnership. Carey Watermark Holdings, LLC, or Carey Watermark Holdings, which is owned indirectly by both W. P. Carey Inc., or WPC, and Watermark Capital Partners, LLC (the parent of the Subadvisor described below), or Watermark Capital Partners, holds a special general partner interest of 0.015% in the Operating Partnership. In order to qualify as a REIT, we cannot operate hotels directly; therefore, we lease our hotels to our wholly-owned taxable REIT subsidiaries, which we refer to as TRSs, and collectively as the TRS lessees. At December 31, 2017, we held ownership interests in 31 hotels, with a total of 8,343 rooms. As of the date of this Report, we held ownership interests in 28 hotels, with a total of 7,821 rooms.

We are managed by Carey Lodging Advisors, LLC, or our Advisor, an indirect subsidiary of WPC, pursuant to an advisory agreement among us, the Operating Partnership and our Advisor, which we refer to herein as the Advisory Agreement. Under the Advisory Agreement, our Advisor is responsible for managing our overall hotel portfolio, including providing oversight and strategic guidance to the independent hotel operators that manage our hotels. On September 15, 2010, CWA, LLC, or the Subadvisor, entered into a subadvisory agreement with our Advisor, which we refer to herein as the Subadvisory Agreement. The Subadvisor provides services to our Advisor primarily relating to acquiring, managing, financing and disposing of our hotels and overseeing the independent hotel operators that manage the day-to-day operations of our hotels. In addition, the Subadvisor provides us with the services of Mr. Michael G. Medzigian, our Chief Executive Officer, subject to the approval of our independent directors.

WPC is a publicly traded REIT listed on the New York Stock Exchange under the symbol “WPC.” In addition to operating as an internally-managed diversified REIT, WPC also manages the portfolios of certain non-traded investment programs. As of June 30, 2017, WPC exited non-traded retail fundraising activities and no longer sponsors new investment programs, although it currently expects to continue managing its existing programs, which includes us and Carey Watermark Investors 2 Incorporated, or CWI 2, through the end of their respective life cycles.

Watermark Capital Partners, LLC is a private investment firm formed in May 2002 that focuses on assets that benefit from specialized marketing strategies and demographic shifts, including hotels and resorts, resort residential products, recreational projects (e.g. golf and club ownership programs), and new-urbanism and mixed-use projects. The principal of Watermark Capital Partners, Mr. Medzigian, has managed lodging properties valued in excess of $7.0 billion during his over 36 years of experience in the lodging and real estate industries, including as the chief executive officer of Lazard Freres Real Estate Investors, a real estate private equity management organization, and as a senior partner of Olympus Real Estate Corporation, the real estate fund management affiliate of Hicks, Muse, Tate and Furst Incorporated.

We raised $575.8 million through our initial public offering, which ran from September 15, 2010 through September 15, 2013, and $577.4 million through our follow-on offering, which ran from December 20, 2013 through December 31, 2014. In addition, from inception through December 31, 2017, $169.8 million of distributions were reinvested in our common stock through our distribution reinvestment plan, or DRIP. We have fully invested the proceeds from both our initial public offering and follow-on offering.

In April 2017, we announced that our Advisor had determined our estimated net asset value per share, or NAV, as of December 31, 2016 to be $10.80. We currently intend to announce our NAV as of December 31, 2017, as determined by our Advisor, in the second quarter of 2018.

CWI 2017 10-K – 2

We have no employees. At December 31, 2017, WPC had 207 full-time employees who were available to perform services for us under the Advisory Agreement (Note 3) and Watermark Capital Partners employed 15 individuals who were available to perform services for us through the Subadvisory Agreement.

Financial Information About Segments

We operate in one reportable segment – Hospitality. See Our Portfolio below.

Narrative Description of Business

Business Objectives and Strategy

We are a non-traded REIT that strives to create value in the lodging industry. Our primary investment objectives are to provide stockholders with current income in the form of quarterly distributions and to increase the value of our portfolio in order to generate long-term capital appreciation.

Our core strategy for achieving these objectives is to build and enhance the value of a portfolio of interests in lodging and lodging related investments. We employ value-added strategies, such as re-branding, renovating, expanding or changing hotel operators, when we believe such strategies will increase the operating results and values of the hotels we acquire. We regularly review the hotels in our portfolio to ensure that they continue to meet our investment criteria. If we were to conclude that a hotel’s value has been maximized, or that it no longer fits within our financial or strategic criteria, we may seek to sell the hotel and use the net proceeds for investments in our existing or new hotels, or to reduce our overall leverage. While we do not operate our hotel properties, both our asset management team and our executive management team monitor and work cooperatively with our hotel operators in all aspects of our hotels' operations, including advising and making recommendations regarding property positioning and repositioning, revenue and expense management, operations analysis, physical design, renovation and capital improvements, guest experience and overall strategic direction. We believe that we can add significant value to our portfolio through our intensive asset management strategies. Our executive and asset management teams have significant experience in hotels, as well as in creating and implementing innovative asset management initiatives.

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

As a REIT, we are allowed to own lodging properties, but are prohibited from operating these properties. In order to comply with applicable REIT qualification rules, we enter into leases with certain of our subsidiaries organized as TRSs. The TRS lessees in turn contract with independent property operators that manage the day-to-day operations of our properties.

The lodging properties we have acquired include full-service branded hotels located in urban settings, resort properties and select-service hotels. Full-service hotels generally provide a full complement of guest amenities, including food and beverage services, meeting and conference facilities, concierge and room service and valet parking, among others. Select-service hotels typically have limited food and beverage outlets and do not offer comprehensive business or banquet facilities. Resort properties may include smaller boutique hotels and large-scale integrated resorts. All of our investments to date have been in the United States. However, we may consider, and are not prohibited under our organizational documents from making, investments outside the United States.

Our Advisor evaluates potential acquisitions on a case-by-case basis. We are not required to meet any diversification standards and have no specific policies or restrictions regarding the geographic areas where we make investments or on the percentage of our capital that we may invest in a particular asset. However, without the prior approval of a majority of our independent directors, we may not invest more than 25% of our equity capital in non-lodging-related investments. We may also invest in permitted temporary investments, which include bank accounts and certificates of deposit, short-term U.S. government securities and other short-term liquid investments.

Our Portfolio

At December 31, 2017, our portfolio was comprised of our full or partial ownership in 31 hotels with 8,343 guest rooms, all located in the U.S. market. See Item 2. Properties.

CWI 2017 10-K – 3

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

Financing Strategies

At December 31, 2017, our hotel portfolio, including both the hotels that we consolidate in our financial statements, or our Consolidated Hotels (as further discussed in Note 4), and the hotels that we record as equity investments in our financial statements, or our Unconsolidated Hotels (as further discussed in Note 5), was 63% leveraged. Our organizational documents permit us to incur leverage of up to 75% of the total costs of our investments, or 300% of our net assets, whichever is less, or a higher amount with the approval of a majority of our independent directors.

Over time, we expect to meet our long-term liquidity requirements, including funding any additional hotel property acquisitions, through long-term secured and unsecured borrowings.

Transactions With Affiliates

We may borrow funds or purchase properties from, or enter into joint ventures with, our Advisor, the Subadvisor, or their respective affiliates, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures. A majority of our directors (including the independent directors) must approve any significant investment in which we invest jointly with an entity sponsored and/or managed by our Advisor, the Subadvisor or their respective affiliates.

Competition

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

Environmental Matters

Our hotel properties are subject to various federal, state and local environmental laws and regulations. In connection with our current or prior ownership or operation of hotels, we may potentially be liable for various environmental costs or liabilities (including investigation, clean-up and disposal of hazardous materials released at, on, under, in or from the property). Environmental laws and regulations typically impose responsibility without regard to whether the owner or operator knew of or was responsible for the presence of hazardous materials or contamination, and liability is often joint and several. As part of our efforts to mitigate these risks, we typically engage third parties to perform assessments of potential environmental risks when evaluating new acquisitions or if required to do so by a lender. Such environmental surveys are limited in scope, however, and we remain exposed to contaminates (e.g., such as asbestos and mold) and hazardous or regulated substances used during the routine operations of our hotels (e.g., swimming pool or dry cleaning chemicals). Our hotel properties incur costs to comply with environmental and health and safety laws and regulations and could be subject to fines and penalties for non-compliance.

CWI 2017 10-K – 4

We have not received written notice from any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matters in connection with any of our properties. And although we are not currently aware of any material environmental or health and safety claims pending or threatened against us, a claim may be asserted against us in the future that could have a material adverse effect on us.

Our properties must comply with Title III of the Americans with Disabilities Act, or the ADA, to the extent that such properties are “public accommodations” as defined by the ADA. We believe that our properties are substantially in compliance with the ADA, however, the obligation to make readily achievable accommodations is an ongoing one and we will continue to assess our properties and make alterations as appropriate.

Financial Information About Geographic Areas

See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Overview in Item 7 for financial information pertaining to our geographic operations.

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

CWI 2017 10-K – 5

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

The price of shares being offered through our DRIP are determined by our board of directors based upon our NAV from time to time and may not be indicative of the price at which the shares would trade if they were listed on an exchange or actively traded by brokers.

The price of the shares being offered through our DRIP are determined by our board of directors in the exercise of its business judgment based upon our NAV from time to time. The valuation methodologies underlying our NAV involves subjective judgments. Valuations of real properties do not necessarily represent the price at which a willing buyer would purchase our properties; therefore, there can be no assurance that we would realize the values underlying our NAV if we were to sell our assets and distribute the net proceeds to our stockholders. In addition, the values of our assets and debt are likely to fluctuate over time. This price may not be indicative of (i) the price at which shares would trade if they were listed on an exchange or actively traded by brokers, (ii) the proceeds that a stockholder would receive if we were liquidated or dissolved or (iii) the value of our portfolio at the time you were able to dispose of your shares.

Our distributions have exceeded, and may in the future exceed, our funds from operations, or FFO.

Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO. However, we have funded a portion of our cash distributions to date using net proceeds from our public offerings and, to a lesser extent, other sources; and there can be no assurance that our FFO will be sufficient to cover our future distributions. Our distribution coverage using FFO was approximately 68% and 58% of total distributions for the year ended December 31, 2017 and on a cumulative basis through that date, respectively. Our distribution coverage using cash flow from operations was approximately 100% and 81% of total distributions for the year ended December 31, 2017 and on a cumulative basis through that date, respectively. If our properties are not generating sufficient cash flow or our other expenses require it, we may need to use other sources of funds, such as proceeds from asset sales, borrowings or our DRIP to fund distributions in order to satisfy REIT requirements. If we fund distributions from borrowings, such financing will incur interest costs and need to be repaid.

Stockholders’ equity interests may be diluted.

Our stockholders do not have preemptive rights to any shares of common stock issued by us in the future. Therefore, if we (i) sell shares of common stock in the future, including those issued pursuant to our DRIP, (ii) issue shares of common stock to our independent directors or to our Advisor and its affiliates for payment of fees in lieu of cash,(iii) issue shares of common stock under our 2010 Equity Incentive Plan, or (iv) issue additional common stock or other securities that are convertible into our common stock, then existing stockholders and investors that purchased their shares in our initial and follow-on offerings will experience dilution of their percentage ownership in us. Depending on the terms of such transactions, most notably the offer price per share, which may be less than the per share proceeds received by us in our offering, and the value of our properties and our other investments, existing stockholders might also experience a dilution in the book value per share of their investment in us.

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

CWI 2017 10-K – 6

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

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Advisor in the acquisition of investments, the determination of any financing arrangements and the management of our assets. The Advisory Agreement has a term of one year and may be renewed for successive one-year periods. In addition, our Advisor currently advises CWI 2, which also focuses on lodging investments. Our Advisor has retained the services of the Subadvisor because the Subadvisor is experienced in investing in and managing hotel properties and other lodging-related assets, including for CWI 2. If either our Advisor or the Subadvisor fails to perform according to our expectations, we could be materially adversely affected.

The past performance of WPC or Watermark Capital Partners, or partnerships and programs sponsored or managed by WPC, including the CPA Programs, may not be indicative of our Advisor’s performance with respect to us. Prior to us, our Advisor had not previously sponsored a program focused on lodging investments. We cannot guarantee that our Advisor will be able to successfully manage and achieve liquidity for us to the extent it has done so in the past.

We are dependent upon our Advisor and our Advisor’s access to the lodging experience of the Subadvisor.

We are subject to the risk that our Advisor will terminate the Advisory Agreement or that the Advisor or the Subadvisor will terminate the Subadvisory Agreement and that no suitable replacement(s) will be found to manage us. We have no employees or separate facilities and are substantially reliant on our Advisor, which has significant discretion as to the implementation and execution of our business strategies. Our Advisor in turn is relying in part on the lodging experience of the Subadvisor. We can offer no assurance that our Advisor will remain our external manager, that the Subadvisor will continue to be retained or that we will continue to have access to our Advisor’s, WPC’s and/or Watermark Capital Partners’ professionals, or their information or deal flow. If our Advisor terminates the Advisory Agreement or if our Advisor or the Subadvisor terminates the Subadvisory Agreement, we will not have such access and will be required to expend time and money to seek replacements, all of which may impact our ability to execute our business plan and meet our investment objectives.

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

CWI 2017 10-K – 7

The repurchase of Carey Watermark Holdings’ special general partner interest in our Operating Partnership upon the termination of our Advisor in connection with a merger or other extraordinary corporate transaction may discourage certain business combination transactions.

In the event of a merger or other extraordinary corporate transaction in which the Advisory Agreement is terminated and an affiliate of WPC does not replace Carey Lodging Advisors, LLC as our Advisor, the Operating Partnership must either repurchase all or a portion of Carey Watermark Holdings’ special general partner interest in our Operating Partnership or obtain Carey Watermark Holdings’ consent to the merger. This obligation may deter a transaction in which we are not the surviving entity. This deterrence may limit the opportunity for stockholders to receive a premium for their shares that might otherwise exist if a third party attempted to acquire us through a merger or other extraordinary corporate transaction.

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

•
acquisitions of single assets or portfolios of assets from affiliates (including WPC or the other investment programs that it manages), subject to our investment policies and procedures, in the form of a direct purchase of assets, a merger or another type of transaction;

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

•	business combination transactions, including mergers with WPC or the other investment programs that it manages;

CWI 2017 10-K – 8

•	decisions regarding liquidity events, which may entitle our Advisor, the Subadvisor and their affiliates to receive additional fees and distributions relation to the liquidations;

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

•
as of December 31, 2017, our Advisor and its affiliates own approximately 2.1% of our outstanding common stock, which gives our Advisor influence over our affairs even if we were to terminate the Advisory Agreement (there can be no assurance that such affiliates will act in accordance with our interests when exercising the voting power of their shares).

There are conflicts of interest with certain of our directors and officers who have duties to WPC and/or to Watermark Capital Partners and entities sponsored or managed by either of them.

Most of the officers and certain of the directors of our Advisor or the Subadvisor are also our officers and directors, including Mr. Medzigian and Mr. Jason E. Fox, the chairman of our board of directors who is also the chief executive officer of WPC. Our Advisor has entered into a contract with us to provide us with asset management, property acquisition and disposition services and the Subadvisor supports our Advisor in the provision of these services. Our officers may benefit from the fees and distributions paid to our Advisor, the Subadvisor and Carey Watermark Holdings.

In addition, Mr. Medzigian, our chief executive officer and one of our directors, is and will be a principal in other real estate investment transactions or programs that may compete with us. Currently, Mr. Medzigian is the chairman and managing partner of Watermark Capital Partners, a private investment and management firm that specializes in real estate private equity transactions involving hotels and resorts, resort residential products, recreational projects (including golf and club ownership programs), and new-urbanism and mixed-use projects. Watermark Capital Partners, through its affiliates, currently owns interests in and/or manages three lodging properties within the United States, including one which is part of a joint venture with WPC and two in which Watermark Capital Partners serves as asset manager pursuant to an asset management agreement with an affiliate of WPC. WPC and some of its managed programs own five investments in 21 lodging properties located within the United States, including one which is part of a joint venture with Watermark Capital Partners. WPC, some of its managed programs and Watermark Capital Partners have an economic interest in other transactions, including in such pre-existing lodging investments, and Mr. Medzigian, by virtue of his position in Watermark Capital Partners, may be subject to conflicts of interests. As a result of the interests described in this section, our Advisor, the Subadvisor and the directors and officers who are common to us and the other investment programs that WPC manages, WPC and Watermark Capital Partners will experience conflicts of interest.

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

WPC, Watermark Capital Partners and the other investment programs that WPC manages may compete with us with respect to properties, potential purchasers, sellers of properties and mortgage financing for properties. If some of the entities formed and managed by our Advisor or the Subadvisor, or their respective affiliates, in the future focus specifically on lodging investments, they may receive preference in the allocation of those types of investments.

CWI 2017 10-K – 9

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

We could be adversely affected if our Advisor internalizes with another investment program or otherwise discontinues its investment management business.
Our Advisor and its affiliates act as the external advisor to other investment programs. If any of those entities were to acquire our Advisor in an internalization transaction, we could be adversely affected because such a transaction could result in the loss of our Advisor’s services to us or our Advisor could be incentivized to make decisions regarding investment allocation, asset management, liquidity transactions, and other matters that are more favorable to its new owner than to us. In addition, our Advisor is a subsidiary of WPC, which is a publicly traded and exchange-listed REIT in its own right. As of June 30, 2017, WPC exited non-traded retail fundraising activities and no longer sponsors new investment programs, although it has stated that it currently expects to continue serving as our Advisor through the end of our life cycle. There can be no assurance that WPC will not discontinue its investment management business entirely, in which case, we would have to find a new advisor, who may not be familiar with our company, may not provide the same level of services as our Advisor, and may charge fees that are higher than the fees we pay to our Advisor, all of which may materially adversely affect our performance and delay or otherwise negatively impact our ability to effect a liquidity event.

We could have property losses that are not covered by insurance.

Our property insurance policies provide that all of the claims from each of our hotels resulting from a particular insurable event must be combined together for purposes of evaluating whether the aggregate limits and sub-limits contained in our policies have been exceeded. Therefore, if an insurable event occurs that affects more than one of our hotels, the claims from each affected hotel will be added together to determine whether the aggregate limit or sub-limits, depending on the type of claim, have been reached. If the total value of the loss exceeds the aggregate limits available, each affected hotel may only receive a proportional share of the amount of insurance proceeds provided for under the policy. We may incur losses in excess of insured limits, and as a result, may be even less likely to receive sufficient coverage for risks that affect multiple properties, such as earthquakes or catastrophic terrorist acts. In addition, catastrophic losses, such as those from successive or massive hurricanes, could make the cost of insuring against such types of losses prohibitively expensive or difficult to obtain. Risks such as war, catastrophic terrorist acts, nuclear, biological, chemical or radiological attacks, and some environmental hazards may be deemed to fall completely outside the general coverage limits of our policies, may be uninsurable or may be too expensive to justify insuring against.

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

CWI 2017 10-K – 10

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

CWI 2017 10-K – 11

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

Debt service payments may reduce the net income available for distributions to our stockholders. Moreover, we may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations. Our charter and bylaws do not restrict the form of indebtedness we may incur.

Our participation in joint ventures creates additional risk.

From time to time, we have and may continue to participate in joint ventures to purchase assets together with unaffiliated third parties, Watermark Capital Partners, WPC, or the other entities sponsored or managed by our Advisor or its affiliates, such as the other investment programs that WPC manages. There are additional risks involved in joint venture transactions. As a co-investor in a joint venture, we would not be in a position to exercise sole decision-making authority relating to the property, the joint venture or our investment partner. In addition, there is the potential that our joint venture partner may become bankrupt or that we may have diverging or inconsistent economic or business interests. These diverging interests could, among other things, expose us to liabilities in the joint venture investment in excess of our proportionate share of those liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. Further, the fiduciary obligation that our Advisor or members of our board of directors may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

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

CWI 2017 10-K – 12

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

CWI 2017 10-K – 13

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

We and our independent hotel operators rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. We purchase some of our information technology from third-party vendors and we rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information (e.g., individually identifiable information, including information relating to financial accounts). Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent improper system functions, damage or the improper access or disclosure of personally identifiable information. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

We face risks relating to cybersecurity attacks, loss of confidential information and other business disruptions.

Our business is at risk from and may be impacted by cybersecurity attacks, including attempts to gain unauthorized access to our confidential data and other electronic security breaches. Such cyberattacks can range from individual attempts to gain unauthorized access to our or our independent property operators’ information technology systems to more sophisticated security threats. While we and our independent property operators employ a number of measures to prevent, detect and mitigate these threats including password protection, backup servers and annual penetration testing, there is no guarantee such efforts will be successful in preventing a cyberattack. Cybersecurity incidents could compromise the confidential information of financial transactions and records, personal identifying information, reservations, billing and operating data and disrupt and affect the efficiency of our business operations.

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

CWI 2017 10-K – 14

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

•
unforeseen events beyond our control, such as terrorist attacks, travel related health concerns (including pandemics and epidemics), political instability, governmental restrictions on travel, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel related accidents and unusual weather patterns (including natural disasters such as hurricanes, wildfires, tsunamis or earthquakes);

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

CWI 2017 10-K – 15

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

As a REIT, we are allowed to own lodging properties, but are prohibited from operating them. Therefore, in order for us to satisfy certain REIT qualification rules, we enter into leases with the TRS lessees for each of our lodging properties. The TRS lessees in turn contract with independent property operators that manage the day-to-day operations of our properties. Although we consult with the property operators with respect to strategic business plans, we may be limited, depending on the terms of the applicable operating agreement and REIT qualification rules, in our ability to direct the actions of the independent property operators, particularly with respect to daily operations. Thus, even if we believe that our lodging properties are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, RevPAR, ADR or operating profits, we may not have sufficient rights under a particular property operating agreement to force the property operator to change its method of operation. We can only seek redress if a property operator violates the terms of the applicable property operating agreement with the TRS lessee, and then only to the extent of the remedies provided in the property operating agreement. Our results of operations, financial position, cash flows and ability to service debt and to make distributions to stockholders are, therefore, substantially dependent on the ability of the property operators to successfully operate our hotels. Some of our operating agreements may have lengthy terms, may not be terminable by us before the agreement’s expiration and may require the payment of substantial termination fees. In the event that we are able to and do replace any of our property operators, we may experience significant disruptions at the affected hotels, which may adversely affect our ability to make distributions to our stockholders.

There may be operational limitations associated with management and franchise agreements affecting our properties and these limitations may prevent us from using these properties to their best advantage for our stockholders.

The TRS lessees hold some of our properties and have entered into franchise or license agreements with nationally recognized lodging brands. These franchise agreements contain specific standards for, and restrictions and limitations on, the operation and maintenance of our properties in order to maintain uniformity within the franchise system. The franchisors also periodically inspect our properties to ensure that we maintain their standards. We do not know whether these limitations will restrict the business plans we have tailored for each property and/or market.

The standards are subject to change over time, in some cases at the direction of the franchisor, and may restrict the ability of our TRS lessees’ ability, as franchisees, to make improvements or modifications to a property. Conversely, as a condition to the

CWI 2017 10-K – 16

maintenance of a franchise license, a franchisor could also require us to make capital expenditures, even if we do not believe the improvements are necessary, desirable or likely to result in an acceptable return on our investment. Action or inaction by us or our TRS lessees could result in a breach of those standards or other terms and conditions of the franchise agreements and could result in the loss or termination of a franchise license.

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

Of the 31 hotels that we held ownership interests in as of December 31, 2017, 24 utilize brands owned by Marriott or Hilton. As a result, our success is dependent in part on the continued success of their brands. A negative public image or other adverse event that becomes associated with those brands could adversely affect hotels operated under those brands. If those brands suffer a significant decline in appeal to the traveling public, the revenues and profitability of our hotels operated under those brands could be adversely affected.

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

We also face competition for investment opportunities. In addition to WPC, Watermark Capital Partners and their respective affiliates, including the other investment programs that WPC manages, we face competition from other REITs, national lodging chains and other entities that may have substantially greater financial resources than us. If our Advisor is unable to compete successfully in the acquisition and management of our lodging properties, our results of operation and financial condition may be adversely affected and may reduce the cash available for distribution to our stockholders.

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

There is no active public trading market for our shares and we do not expect one to develop. Moreover, we are not required to ever complete a liquidity event. Our stockholders should not rely on our redemption plan as a method to sell shares promptly because it includes numerous restrictions that limit stockholders’ ability to sell their shares to us and our board of directors may amend, suspend or terminate the plan without advance notice. In particular, the redemption plan provides that we may redeem shares only if we have sufficient funds available for redemption and to the extent the total number of shares for which redemption is requested in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed 5% of the total number of our shares outstanding as of the last day of the immediately preceding fiscal quarter. Given these limitations, it may be difficult for stockholders to sell their shares promptly or at all. In addition, the price received for any shares sold prior to a liquidity event is likely to be less than the applicable NAV at that time. Investor suitability standards imposed by certain states may also make it more difficult for stockholders to sell their shares to someone in those states. Two CPA programs, Corporate Property Associates 14 Incorporated and Corporate Property Associates 15 Incorporated, suspended their redemption programs in 2009; both programs have since completed liquidity events.

CWI 2017 10-K – 17

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

CWI 2017 10-K – 18

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

Provisions of Maryland law applicable to us prohibit business combinations with:

•	any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock, referred to as an interested stockholder;

•
an affiliate or associate who, at any time within the two-year period prior to the date in question, was the beneficial owner of, directly or indirectly, 10% or more of the voting power of our then outstanding stock, also referred to as an interested stockholder; or

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

CWI 2017 10-K – 19

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

If, in any taxable year, we fail to qualify for taxation as a REIT and are not entitled to relief under the Internal Revenue Code, we will:

•	not be allowed a deduction for distributions to stockholders in computing our taxable income;

•	be subject to federal and state income tax, including any applicable alternative minimum tax for taxable years ending prior to January 1, 2018, on our taxable income at regular corporate rates; and

•	be barred from qualifying as a REIT for the four taxable years following the year when we were disqualified.

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

CWI 2017 10-K – 20

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

The REIT provisions of the Internal Revenue Code limit our ability to hedge assets and liabilities that are not incurred to acquire or carry real estate. Generally, income from hedging transactions that have been properly identified for tax purposes (which we enter into to manage interest rate risk with respect to borrowings to acquire or carry real estate assets) do not constitute “gross income” for purposes of the REIT gross income tests (such a hedging transaction is referred to as a “qualifying hedge”). In addition, for taxable years beginning after December 31, 2015, if we enter into a qualifying hedge, but dispose of the underlying property (or a portion thereof) or the underlying debt (or a portion thereof) is extinguished, we can enter into a hedge of the original qualifying hedge, and income from the subsequent hedge will also not constitute “gross income” for purposes of the REIT gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of the REIT gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs could be subject to tax on income or gains resulting from such hedges or expose us to greater interest rate risks than we would otherwise want to bear. In addition, losses in any of our TRSs generally will not provide any tax benefit, except for being carried forward for use against future taxable income in the TRSs.

CWI 2017 10-K – 21

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

To qualify as a REIT for federal income tax purposes, we hold our non-qualifying REIT assets and conduct our non-qualifying REIT income activities in or through one or more TRSs. The net income of our TRSs is not required to be distributed to us and income that is not distributed to us will generally not be subject to the REIT income distribution requirement. However, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes the fair market value of our TRS interests and certain other non-qualifying assets to exceed 20% of the fair market value of our assets, we would lose tax efficiency and could potentially fail to qualify as a REIT (25% for tax years beginning after July 30, 2008 and before December 31, 2017).

Our ownership of TRSs will be subject to limitations that could prevent us from growing our portfolio and our transactions with our TRSs could cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on an arm’s-length basis.

Overall, no more than 20% of the value of a REIT’s gross assets (25% for tax yeas beginning after July 30, 2008 and before December 31, 2017), may consist of interests in TRSs; compliance with this limitation could limit our ability to grow our portfolio. The Internal Revenue Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Internal Revenue Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We will monitor the value of investments in our TRSs in order to ensure compliance with TRS ownership limitations and will structure our transactions with our TRSs on terms that we believe are arm’s-length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the TRS ownership limitation or be able to avoid application of the 100% excise tax.

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

CWI 2017 10-K – 22

Dividends payable by REITs do not qualify for the reduced tax rates on dividend income from C corporations, which could adversely affect the value of our common stock.

The maximum U.S. federal income tax rate for certain qualified dividends payable by C corporations to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced qualified dividend rate. However, for taxable years beginning after December 31, 2017 and before January 1, 2026, under the recently enacted Tax Cuts and Jobs Act, noncorporate taxpayers may deduct up to 20% of certain qualified business income, including "qualified REIT dividends" (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividends from C corporations does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends, together with the recently reduced corporate tax rate (21%), could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

Even if we continue to qualify as a REIT, certain of our business activities will be subject to corporate level income tax , which will continue to reduce our cash flows, and we will have potential deferred and contingent tax liabilities.

Even if we qualify for taxation as a REIT, we may be subject to certain (i) federal, state and local taxes on our income and assets, including alternative minimum taxes (for taxable years ending prior to January 1, 2018), (ii) taxes on any undistributed income and state or local income, and (iii) franchise, property, and transfer taxes. In addition, we could be required to pay an excise or penalty tax under certain circumstances in order to utilize one or more relief provisions under the Internal Revenue Code to maintain qualification for taxation as a REIT, which could be significant in amount.

Any TRS assets and operations would continue to be subject, as applicable, to federal and state corporate income taxes and to foreign taxes in the jurisdictions in which those assets and operations are located. Any of these taxes would decrease our earnings and our cash available for distributions to stockholders.

We will also be subject to a federal corporate level tax at the highest regular corporate rate (currently 21%) on all or a portion of the gain recognized from a sale of assets formerly held by any C corporation that we acquire on a carry-over basis transaction occurring within a five-year period after we acquire such assets, to the extent the built-in gain based on the fair market value of those assets on the effective date of the REIT election is in excess of our then tax basis. The tax on subsequently sold assets will be based on the fair market value and built-in gain of those assets as of the beginning of our holding period. Gains from the sale of an asset occurring after the specified period will not be subject to this corporate level tax. We expect to have only a de minimis amount of assets subject to these corporate tax rules and do not expect to dispose of any significant assets subject to these corporate tax rules.

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

CWI 2017 10-K – 23

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

Recent changes to U.S. tax laws could have a negative impact on our business.

On December 22, 2017, the President signed a tax reform bill into law, referred to herein as the “Tax Cuts and Jobs Act,” which among other things:

•	reduces the corporate income tax rate from 35% to 21% (including with respect to our TRSs);

•
reduces the rate of U.S. federal withholding tax on distributions made to non-U.S. shareholders by a REIT that are attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•	allows for an immediate 100% deduction of the cost of certain capital asset investments (generally excluding real estate assets), subject to a phase-down of the deduction percentage over time;

•
changes the recovery periods for certain real property and building improvements (e.g. to 15 years for qualified improvement property under the modified accelerated cost recovery system, to 30 years (previously 40 years) for residential real property, and 20 years (previously 40 years) for qualified improvement property under the alternative depreciation system);

•
restricts the deductibility of interest expense by businesses (generally, to 30% of the business’s adjusted taxable income) except, among others, real property businesses electing out of such restriction; generally, we expect our business to qualify as such a real property business, but businesses conducted by our TRSs may not qualify, and we have not yet determined whether our subsidiaries can and/or will make such an election;

•	requires the use of the less favorable alternative depreciation system to depreciate real property in the event a real property business elects to avoid the interest deduction restriction above;

•	restricts the benefits of like-kind exchanges that defer capital gains for tax purposes to exchanges of real property;

•
permanently repeals the “technical termination” rule for partnerships, meaning sales or exchanges of the interests in a partnership will be less likely to, among other things, terminate the taxable year of, and restart the depreciable lives of assets held by, such partnership for tax purposes;

•
requires accrual method taxpayers to take certain amounts in income no later than the taxable year in which such income is taken into account as revenue in an applicable financial statement prepared under GAAP, which, with respect to certain leases, could accelerate the inclusion of rental income;

•	eliminates the federal corporate alternative minimum tax;

•	reduces the highest marginal income tax rate for individuals to 37% from 39.6% (excluding, in each case, the 3.8% Medicare tax on net investment income);

•
generally allows a deduction for individuals equal to 20% of certain income from pass-through entities, including ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income), generally resulting in a maximum effective federal income tax rate applicable to such dividends of 29.6% compared to 37% (excluding, in each case, the 3.8% Medicare tax on net investment income); and

•
limits certain deductions for individuals, including deductions for state and local income taxes, and eliminates deductions for miscellaneous itemized deductions (including certain investment expenses).

As a REIT, we are required to distribute at least 90% of our taxable income to our shareholders annually. As a result of the changes to U.S. federal tax laws implemented by the Tax Cuts and Jobs Act, our taxable income and the amount of distributions to our stockholders required to maintain our REIT status, as well as our relative tax advantage as a REIT, could change.

The Tax Cuts and Jobs Act is a complex revision to the U.S. federal income tax laws with impacts on different categories of taxpayers and industries, which will require subsequent rulemaking and interpretation in a number of areas. In addition, many provisions in the Tax Cuts and Jobs Act, particularly those affecting individual taxpayers, expire at the end of 2025. The long-term impact of the Tax Cuts and Jobs Act on the overall economy, government revenues, us, and the real estate industry cannot

CWI 2017 10-K – 24

be reliably predicted at this time. There can be no assurance that the Tax Cuts and Jobs Act will not negatively impact our operating results, financial condition, and future business operations.

Item 1B. Unresolved Staff Comments.

None.

CWI 2017 10-K – 25

Item 2. Properties.

Our principal corporate offices are located in the offices of our Advisor at 50 Rockefeller Plaza, New York, New York 10020.

Our Hotels

The following table sets forth certain information for each of our Consolidated Hotels and our Unconsolidated Hotels at December 31, 2017:

Hotel	State	Number of Rooms	% Owned	Acquisition Date	Hotel Type
Consolidated Hotels
Hilton Garden Inn New Orleans French Quarter/CBD	LA	155	88%	June 8, 2012	Select-service
Lake Arrowhead Resort and Spa	CA	173	97%	July 9, 2012	Resort
Courtyard San Diego Mission Valley	CA	317	100%	December 6, 2012	Select-service
Hampton Inn Atlanta Downtown (a)	GA	119	100%	February 14, 2013	Select-service
Hampton Inn Memphis Beale Street (a)	TN	144	100%	February 14, 2013	Select-service
Courtyard Pittsburgh Shadyside	PA	132	100%	March 12, 2013	Select-service
Hutton Hotel Nashville	TN	247	100%	May 29, 2013	Full-service
Holiday Inn Manhattan 6th Avenue Chelsea	NY	226	100%	June 6, 2013	Full-service
Fairmont Sonoma Mission Inn & Spa	CA	226	100%	July 10, 2013	Resort
Marriott Raleigh City Center (b)	NC	400	100%	August 13, 2013	Full-service
Hawks Cay Resort (c) (d)	FL	423	100%	October 23, 2013	Resort
Renaissance Chicago Downtown (b)	IL	560	100%	December 20, 2013	Full-service
Hyatt Place Austin Downtown	TX	296	100%	April 1, 2014	Select-service
Courtyard Times Square West (b)	NY	224	100%	May 27, 2014	Select-service
Sheraton Austin Hotel at the Capitol	TX	367	80%	May 28, 2014	Full-service
Marriott Boca Raton at Boca Center (e)	FL	259	100%	June 12, 2014	Full-service
Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center	CO	302	100%	June 25, 2014	Select-service
Sanderling Resort	NC	125	100%	October 28, 2014	Resort
Staybridge Suites Savannah Historic District	GA	104	100%	October 30, 2014	Select-service
Marriott Kansas City Country Club Plaza	MO	295	100%	November 18, 2014	Full-service
Westin Minneapolis	MN	214	100%	February 12, 2015	Full-service
Westin Pasadena	CA	350	100%	March 19, 2015	Full-service
Hilton Garden Inn/Homewood Suites Atlanta Midtown	GA	228	100%	April 29, 2015	Select-service
Ritz-Carlton Key Biscayne (f)	FL	458	47%	May 29, 2015	Resort
Ritz-Carlton Fort Lauderdale (g)	FL	197	70%	June 30, 2015	Resort
Le Méridien Dallas, The Stoneleigh	TX	176	100%	November 20, 2015	Full-service
Equinox, a Luxury Collection Golf Resort & Spa (h)	VT	199	100%	February 17, 2016	Resort
		6,916
Unconsolidated Hotels
Hyatt Centric New Orleans French Quarter	LA	254	80%	September 6, 2011	Full-service
Marriott Sawgrass Golf Resort & Spa (i)	FL	514	50%	April 1, 2015	Resort
Ritz-Carlton Philadelphia	PA	301	60%	May 15, 2015	Full-service
Ritz-Carlton Bacara, Santa Barbara (j)	CA	358	40%	September 28, 2017	Resort
		1,427
___________

(a)	On February 5, 2018, we sold our ownership interest in the hotel to an unaffiliated third party (Note 15).

(b)	These hotels are subject to long-term ground leases (Note 10).

(c)	As a result of damage sustained from Hurricane Irma, as of December 31, 2017 this hotel was closed but is expected to fully reopen by midyear 2018.

(d)	Includes 246 privately owned villas that participate in the villa/condo rental program at December 31, 2017.

(e)	On January 25, 2018, we sold our ownership interest in the hotel to an unaffiliated third party (Note 15).

CWI 2017 10-K – 26

(f)	CWI 2 owns an interest of approximately 19% in this venture. Also, the number of rooms presented includes 156 condo-hotel units that participate in the villa/condo rental program at December 31, 2017.

(g)	Includes 31 condo-hotel units that participate in the villa/condo rental program at December 31, 2017.

(h)
During the third quarter of 2017, we completed renovations on the single-family residence adjacent to the hotel that we acquired in August 2016 and created four additional available rooms at the resort.

(i)
On October 3, 2014, we acquired the Marriott Sawgrass Golf Resort & Spa as a Consolidated Hotel. On April 1, 2015, we sold a 50% controlling interest to CWI 2 and began accounting for our interest in the hotel as an equity method investment.

(j)	This investment represents a tenancy-in-common interest; the remaining 60% interest is owned by CWI 2.

Our Hotel Management and Franchise Agreements

Hotel Management Agreements

All of our hotels are managed by independent hotel operators pursuant to management or operating agreements, with some also subject to separate license agreements addressing matters pertaining to operation under the designated brand. As of December 31, 2017, we had management or operating agreements with 12 different management companies related to our Consolidated Hotels. Under these agreements, the managers generally have sole responsibility and exclusive authority for all activities necessary for the day-to-day operation of the hotels, including establishing room rates; securing and processing reservations; procuring inventories, supplies and services; providing periodic inspection and consultation visits to the hotels by the managers’ technical and operational experts; and promoting and publicizing the hotels. The managers provide all managerial and other employees for the hotels, review the operation and maintenance of the hotels; prepare reports, budgets and projections; and provide other administrative and accounting support services to the hotels. These support services include planning and policy services, divisional financial services, product planning and development, employee staffing and training, corporate executive management and certain in-house legal services. We have certain approval rights over budgets, capital expenditures, significant leases and contractual commitments, and various other matters.

The initial terms of our management and operating agreements, including those that have been assumed at the time of the hotel acquisition, typically range from five to 30 years, with one or more renewal terms at the option of the manager. The management agreements condition the manager’s right to exercise options for specified renewal terms upon the satisfaction of specified economic performance criteria, or allow us to terminate at will with 30 to 60 days’ notice. For hotels operated with separate franchise agreements, the manager typically receives compensation in the form of a base management fee, which is calculated as a percentage (generally ranging from 1.0% to 3.5%) of annual gross revenues, and an incentive management fee, which is typically calculated as a percentage of operating profit, either (i) in excess of projections with a cap, or (ii) after the owner has received a priority return on its investment in the hotel.

The management agreements relating to four of our Consolidated Hotels contain the right and license to operate the hotels under specified brands; no separate franchise agreements exist and no separate franchise fee is required for these hotels. These management agreements incur a base management fee equal to 3.0% of hotel revenues. Three of these hotels are managed by subsidiaries of Marriott, under the Ritz-Carlton and Renaissance brands, and one is managed by Fairmont, under the Fairmont brand.

Franchise Agreements

Twenty of our Consolidated Hotels operate under franchise or license agreements with national brands that are separate from our management agreements. As of December 31, 2017, we have 12 franchise agreements with Marriott owned brands, five with Hilton owned brands, two with InterContinental Hotels owned brands and one with a Hyatt owned brand.

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

CWI 2017 10-K – 27

Our typical franchise agreement provides for a term of 15 to 25 years. The agreements provide no renewal or extension rights and are not assignable. If we breach one of these agreements, in addition to losing the right to use the brand name for the applicable hotel, we may be liable, under certain circumstances, for liquidated damages equal to the fees paid to the franchisor with respect to that hotel during the three immediately preceding years.

Item 3. Legal Proceedings.

At December 31, 2017, we were not involved in any material litigation.

Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

CWI 2017 10-K – 28

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unlisted Shares and Distributions

There is no active public trading market for our shares. At March 9, 2018, there were 32,467 holders of record of our shares of common stock.

We are required to distribute annually at least 90% of our distributable REIT net taxable income to maintain our status as a REIT. Quarterly distributions declared by us for the past two years are as follows (amount per share):

	Years Ended December 31,
	2017	2016
First quarter	$0.1425	$0.1425
Second quarter	0.1425	0.1425
Third quarter	0.1425	0.1425
Fourth quarter	0.1425	0.1425
	$0.5700	$0.5700

Unregistered Sales of Equity Securities

During the three months ended December 31, 2017, we issued 340,889 shares to our Advisor as consideration for asset management fees. These shares were issued at our most recently published NAV of $10.80 per share. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, as amended, the shares issued were deemed to be exempt from registration. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof.

All prior sales of unregistered securities have been reported in our previously filed quarterly reports on Form 10-Q and annual reports on Form 10-K.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended December 31, 2017:

2017 Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October	10,753	$10.26	N/A	N/A
November	—	—	N/A	N/A
December	568,279	10.26	N/A	N/A
Total	579,032
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

CWI 2017 10-K – 29

Securities Authorized for Issuance Under Equity Compensation Plans

This information will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 (in thousands, except per share amounts and statistical data):

	Years Ended December 31,
	2017	2016	2015	2014	2013
Operating Data
Total hotel revenues	$629,132	$651,095	$542,103	$348,079	$122,223
Acquisition-related expenses	—	3,727	19,868	25,899	26,941
Net income (loss)	3,751	(6,976)	(30,640)	(33,720)	(30,399)
Loss (income) attributable to noncontrolling interests	1,177	(1,777)	4,915	988	(1,507)
Net income (loss) attributable to CWI stockholders	4,928	(8,753)	(25,725)	(32,732)	(31,906)

Basic and diluted income (loss) per share:
Net income (loss) attributable to CWI stockholders	0.04	(0.07)	(0.20)	(0.38)	(0.66)

Distributions declared per share (a)	0.5700	0.5700	0.5600	0.5500	0.5875
Balance Sheet Data
Total assets	$2,459,921	$2,476,944	$2,451,759	$1,994,570	$1,077,705
Net investments in real estate (b)	2,184,885	2,225,070	2,173,203	1,522,474	868,200
Non-recourse debt, net, including debt attributable to Assets held for sale	1,420,913	1,456,152	1,350,835	961,909	557,395
WPC Credit Facility	68,637	—	—	—	—
Senior Credit Facility	—	22,785	20,000	—	—
Due to related parties and affiliates	3,611	2,628	3,104	2,059	5,225
Other Information
Net cash provided by (used in) operating activities	$123,191	$85,073	$61,269	$33,536	$(1,174)
Cash distributions paid	77,716	76,233	69,481	40,973	14,193
Supplemental Financial Measures
FFO attributable to CWI stockholders	$58,581	$73,107	$47,624	$10,498	$(13,410)
MFFO attributable to CWI stockholders	68,717	83,400	67,082	39,335	14,170
Consolidated Hotel Operating Statistics
Occupancy	76.3%	75.7%	76.3%	75.6%	72.2%
ADR	$219.68	$216.25	$204.79	$193.91	$166.72
RevPAR	167.71	163.67	156.24	146.53	120.44
___________

(a)	For the first, second and third quarters of 2013, $0.025 of each distribution was payable in shares of our common stock.

(b)	Net investments in real estate consist of Net investments in hotels, Assets held for sale and Equity investments in real estate.

CWI 2017 10-K – 30

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
We raised a total of $1.2 billion through our initial public offering and follow-on offering, exclusive of DRIP. We have invested our offering proceeds in a diversified lodging portfolio, including full-service, select-service and resort hotels. Our results of operations are significantly impacted by seasonality, acquisition-related expenses and by hotel renovations. We have invested in hotels and then initiated significant renovations at certain hotels. Generally, during the renovation period, a portion of total rooms are unavailable and hotel operations are often disrupted, negatively impacting our results of operations.

Significant Developments

Management Changes

Mr. Mark J. DeCesaris retired from his positions as chairman and a director of our board in connection with his retirement as chief executive officer and a director of WPC, all effective as of December 31, 2017. On December 14, 2017, our board of directors elected Mr. Jason E. Fox, the incoming chief executive officer of WPC, to fill the vacancy on the board and assume the position of chairman, both effective as of January 1, 2018. Mr. Fox has served as president of WPC since 2015 and previously served in various capacities in WPC’s Investment Department, including as its Head of Global Investments, since joining WPC in 2002.

Acquisition

On September 28, 2017, we formed a tenancy-in-common venture with CWI 2 to acquire the Bacara Resort & Spa for $380.0 million. We own a 40% interest in the venture and CWI 2 owns a 60% interest. Upon acquisition, the hotel was rebranded as the Ritz-Carlton Bacara, Santa Barbara. This investment is accounted for under the equity method of accounting (Note 5).

Dispositions

2017 Dispositions

On February 1, 2017, we sold our 100% ownership interests in each of the Hampton Inn Frisco Legacy Park, the Hampton Inn Birmingham Colonnade and the Hilton Garden Inn Baton Rouge Airport to an unaffiliated third party for a contractual sales price of $33.0 million and net proceeds of approximately $7.4 million. We recognized a loss on sale of $0.4 million during the first quarter of 2017 (Note 4).

On May 11, 2017, we sold our 100% ownership interest in the Hampton Inn Boston Braintree to an unaffiliated third party for a contractual sales price of $19.0 million and net proceeds of approximately $6.6 million. We recognized a gain on sale of $5.5 million during the second quarter of 2017 (Note 4).

CWI 2017 10-K – 31

On October 19, 2017, the Westin Atlanta Venture sold the Westin Atlanta Perimeter North to an unaffiliated third-party for a contractual sales price of $85.5 million. We owned a 57% interest in the venture and received net proceeds of approximately $25.9 million from the sale. We recognized a gain on sale of $21.6 million during the fourth quarter of 2017 which is included in Equity in earnings of equity method investments in real estate (Note 5).

2018 Dispositions

On January 25, 2018, we sold our 100% ownership interest in the Marriott Boca Raton at Boca Center to an unaffiliated third-party for a contractual sales price of $76.0 million and net proceeds of approximately $35.4 million (Note 15).

On February 5, 2018, we sold our 100% ownership interests in the Hampton Inn Memphis Beale Street and Hampton Inn Atlanta Downtown to an unaffiliated third-party for a contractual sales price of $63.0 million and net proceeds of approximately $31.8 million (Note 15).

WPC Credit Facility

During the third quarter of 2017, our board of directors and the board of directors of WPC approved secured loans from WPC to us of up to $100.0 million for acquisition funding purposes and $25.0 million for working capital purposes. On September 26, 2017, we entered into a secured credit facility, or the WPC Credit Facility, with our Operating Partnership as borrower and WPC as lender. The WPC Credit Facility consists of (i) a bridge term loan of $75.0 million, or the Bridge Loan, for the purpose of acquiring an interest in the Ritz-Carlton Bacara, Santa Barbara (Note 5) and (ii) a $25.0 million revolving working capital facility, or the Working Capital Facility, to be used for our working capital needs. The Working Capital Facility replaced the WPC Line of Credit, which had an outstanding principal balance of $22.8 million on that date and a maturity date of March 22, 2018. Unless the Advisory Agreement expires or is terminated, the Bridge Loan and Working Capital Facility are scheduled to mature on June 30, 2018 and December 31, 2018, respectively. We can request a three month extension of the Bridge Loan, which WPC may grant in its sole discretion. Both loans bear interest at the London Interbank Offered Rate, or LIBOR, plus 1.0%; provided however, that upon the occurrence of certain events of default (as defined in the loan agreement), all outstanding amounts will be subject to a 2% annual interest rate increase. We serve as guarantor of the WPC Credit Facility and have pledged our unencumbered equity interests in certain properties as collateral, as further described in the pledge and security agreement entered into between the borrower and lender. On September 27, 2017, the Operating Partnership drew down $75.0 million from the Bridge Loan to acquire our interest in the Ritz-Carlton Bacara, Santa Barbara. During the fourth quarter of 2017, we repaid a total of $14.2 million towards the Bridge Loan and $15.0 million towards the Working Capital Facility.

At December 31, 2017, the outstanding balances under the Bridge Loan and Working Capital Facility were $60.8 million and $7.8 million, respectively, with $17.2 million available to be drawn on the Working Capital Facility (Note 3). On January 16, 2018, we borrowed $10.0 million from WPC under the Working Capital Facility (Note 15) and on February 15, 2018, we repaid $20.0 million towards the Bridge Loan and $17.0 million towards the Working Capital Facility (Note 15).

Financings

During the year ended December 31, 2017, we refinanced three non-recourse mortgage loans totaling $95.6 million with new non-recourse mortgage loans totaling $109.5 million, which have a weighted-average interest rate of 5.0% and a term to maturity of 4.5 years. We recognized a net loss on extinguishment of debt of $0.1 million on these refinancings (Note 9).

CWI 2017 10-K – 32

Weather-Related Disruption

Consolidated Hotels

At December 31, 2017, we held ownership interests in five Consolidated Hotels in Florida and Georgia that were impacted by Hurricane Irma when it made landfall in September 2017: Hawks Cay Resort, Marriott Boca Raton at Boca Center, Ritz-Carlton Key Biscayne, Ritz-Carlton Fort Lauderdale and Staybridge Suites Savannah Historic District. All five hotels sustained some damage and all except for Marriott Boca Raton at Boca Center, which was sold during the first quarter of 2018 (Note 15), were forced to close for a period of time. As of December 31, 2017, all hotels had reopened, with the exception of the Hawks Cay Resort, which is expected to fully reopen by midyear 2018. Additionally, in October 2017, as a result of evacuations caused by wildfires in the Northern California region, the Fairmont Sonoma Inn & Spa was closed for six days, resulting in lost revenue. During the year ended December 31, 2017, we recognized a loss of $7.0 million from our Consolidated Hotels as a result of hurricane-related damage and disruptions, which is presented below, representing, in the aggregate, the property damage insurance deductible on certain hotels and our best estimate of uninsured losses for the remaining hotels that have not yet reached their property damage insurance deductible as of December 31, 2017. There can be no assurance that we will not recognize additional hurricane-related losses in the future, some of which may be material. We will continue to monitor the effects of the hurricane on our hotels.

(in thousands)	Year Ended
December 31, 2017
Write-off of Fixed assets	$25,346
Write-off of Inventory	445
Remediation work performed	14,286
Property damage insurance advances received	(18,302)
Property damage insurance receivables	(14,767)
$7,008

We have retained consultants to assess our business interruption claims and are currently reviewing our losses with our insurance carrier. We have not recorded revenue for covered business interruption during the year ended December 31, 2017. As of December 31, 2017, we have received business interruption insurance proceeds of $9.0 million and have recorded a corresponding payable within Accounts payable, accrued expenses and other liabilities in our consolidated financial statements as of December 31, 2017 as the claims have not yet been settled. We will record revenue for covered business interruption when both the recovery is probable and the claim is settled.

Unconsolidated Hotel

The Sawgrass Golf Resort & Spa Venture, in which we own a 50% interest, recognized a $2.7 million hurricane loss during the year ended December 31, 2017, representing, in the aggregate, the property damage insurance deductible on two areas of the resort and our best estimate of uninsured losses for one area of the resort that has not yet reached its property damage insurance deductible.

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law by President Trump. The new tax legislation, which is expected to have a favorable impact on our operating results, cash flows, and financial condition, contains several key tax provisions, including the reduction of the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. Other key provisions that have implications to the real estate industry include the limitation of the tax deductibility of interest expense, acceleration of expensing of certain business assets, deductions for pass-through business income, and limitations on loss carryforwards.

As a result of the Tax Cuts and Jobs Act, for periods beginning on January 1, 2018:

•
Tax rates are permanently reduced on businesses conducted by taxable corporations. The Tax Cuts and Jobs Act is expected to have a favorable impact on the effective tax rate and net income as reported under GAAP for our TRSs.

CWI 2017 10-K – 33

•
New limitations on interest deductions are imposed with an exemption for electing real estate businesses. Generally, we expect our business to qualify as such a real property business, but businesses conducted by our TRSs may not qualify, and we have not yet determined whether our subsidiaries can and/or will make such an election.

•
Depreciation expensing rules provide taxpayers with 100% expensing deductions for qualifying new or used property acquired and placed in service between September 28, 2017 and December 31, 2022, with annual 20% step-downs generally from 2023-2026; however, this may have an impact on us due to the interest limitation exception election.

•
Our non-corporate shareholders may be entitled to deduct 20% of qualified REIT ordinary dividends without regard to wage limitations, asset-based limitations, qualified trade or business limitations, or qualified business income limitations.

•
Net operating loss, or NOL, carryforwards arising in tax years beginning after 2017 now may reduce only 80% of taxable income of any year, and NOL carryforwards can be carried forward indefinitely, but can no longer be carried back to prior years; however, the Tax Cuts and Jobs Act does not restrict the usage of our existing NOLs, which arose through 2017.

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

CWI 2017 10-K – 34

Financial and Operating Highlights

(Dollars in thousands, except ADR and RevPAR)

	Years Ended December 31,
	2017	2016	2015
Total hotel revenues	$629,132	$651,095	$542,103
Hurricane loss, net of insurance proceeds	7,008	—	—
Acquisition-related expenses	—	3,727	19,868
Net income (loss) attributable to CWI stockholders	4,928	(8,753)	(25,725)

Cash distributions paid	77,716	76,233	69,481

Net cash provided by operating activities	123,191	85,073	61,269
Net cash used in investing activities	(95,835)	(126,531)	(652,544)
Net cash (used in) provided by financing activities	(41,124)	20,108	343,576

Supplemental financial measures: (a)
FFO attributable to CWI stockholders	58,581	73,107	47,624
MFFO attributable to CWI stockholders	68,717	83,400	67,082

Consolidated Hotel Operating Statistics
Occupancy	76.3%	75.7%	76.3%
ADR	$219.68	$216.25	$204.79
RevPAR	167.71	163.67	156.24
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

The comparison of our results period over period is influenced by both the number and size of the hotels consolidated in each of the respective periods. At December 31, 2017, we owned 27 Consolidated Hotels, compared to 31 Consolidated Hotels at December 31, 2016 and 30 Consolidated Hotels at December 31, 2015.

CWI 2017 10-K – 35

Portfolio Overview

The following table sets forth certain information for each of our Consolidated Hotels and our Unconsolidated Hotels at December 31, 2017:

Hotels	State	Number of Rooms	% Owned	Acquisition Date	Hotel Type	Renovation Status at December 31, 2017 (a)
Consolidated Hotels
2012 Acquisitions
Hilton Garden Inn New Orleans French Quarter/CBD	LA	155	88%	6/8/2012	Select-service	Completed
Lake Arrowhead Resort and Spa	CA	173	97%	7/9/2012	Resort	Completed
Courtyard San Diego Mission Valley	CA	317	100%	12/6/2012	Select-service	Completed
2013 Acquisitions
Hampton Inn Atlanta Downtown (b)	GA	119	100%	2/14/2013	Select-service	Completed
Hampton Inn Memphis Beale Street (b)	TN	144	100%	2/14/2013	Select-service	Completed
Courtyard Pittsburgh Shadyside	PA	132	100%	3/12/2013	Select-service	Completed
Hutton Hotel Nashville	TN	247	100%	5/29/2013	Full-service	Completed
Holiday Inn Manhattan 6th Avenue Chelsea	NY	226	100%	6/6/2013	Full-service	Completed
Fairmont Sonoma Mission Inn & Spa	CA	226	100%	7/10/2013	Resort	Completed
Marriott Raleigh City Center	NC	400	100%	8/13/2013	Full-service	Completed/ Planned future
Hawks Cay Resort (c) (d)	FL	423	100%	10/23/2013	Resort	Completed
Renaissance Chicago Downtown	IL	560	100%	12/20/2013	Full-service	Completed
2014 Acquisitions
Hyatt Place Austin Downtown	TX	296	100%	4/1/2014	Select-service	None planned
Courtyard Times Square West	NY	224	100%	5/27/2014	Select-service	None planned
Sheraton Austin Hotel at the Capitol	TX	367	80%	5/28/2014	Full-service	Completed/ In progress
Marriott Boca Raton at Boca Center (e)	FL	259	100%	6/12/2014	Full-service	Completed
Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center	CO	302	100%	6/25/2014	Select-service	None planned
Sanderling Resort	NC	125	100%	10/28/2014	Resort	Completed/ In progress
Staybridge Suites Savannah Historic District	GA	104	100%	10/30/2014	Select-service	Completed
Marriott Kansas City Country Club Plaza	MO	295	100%	11/18/2014	Full-service	Completed
2015 Acquisitions
Westin Minneapolis	MN	214	100%	2/12/2015	Full-service	In progress
Westin Pasadena	CA	350	100%	3/19/2015	Full-service	Completed
Hilton Garden Inn/Homewood Suites Atlanta Midtown	GA	228	100%	4/29/2015	Select-service	None planned
Ritz-Carlton Key Biscayne (f)	FL	458	47%	5/29/2015	Resort	Completed
Ritz-Carlton Fort Lauderdale (g)	FL	197	70%	6/30/2015	Resort	Completed/ Planned future
Le Méridien Dallas, The Stoneleigh	TX	176	100%	11/20/2015	Full-service	Completed
2016 Acquisition
Equinox, a Luxury Collection Golf Resort & Spa (h)	VT	199	100%	2/17/2016	Resort	Planned future
		6,916
Unconsolidated Hotels
Hyatt Centric New Orleans French Quarter	LA	254	80%	9/6/2011	Full-service	Completed
Marriott Sawgrass Golf Resort & Spa (i)	FL	514	50%	4/1/2015	Resort	Completed
Ritz-Carlton Philadelphia	PA	301	60%	5/15/2015	Full-service	Completed
Ritz-Carlton Bacara, Santa Barbara (j)	CA	358	40%	9/28/2017	Resort	Planned future
		1,427
___________

(a)	Status excludes any renovation work to be undertaken as a result of Hurricane Irma.

(b)	On February 5, 2018, we sold our ownership interest in the hotel to an unaffiliated third party (Note 15).

(c)	As a result of damage sustained from Hurricane Irma, this hotel is currently closed and is expected to fully reopen by midyear 2018.

(d)	Includes 246 privately owned villas that participate in the villa/condo rental program at December 31, 2017.

(e)	On January 25, 2018, we sold our ownership interest in the hotel to an unaffiliated third party (Note 15).

(f)	CWI 2 owns an interest of approximately 19% in this venture. Also, the number of rooms presented includes 156 condo-hotel units that participate in the villa/condo rental program at December 31, 2017.

(g)	Includes 31 condo-hotel units that participate in the villa/condo rental program at December 31, 2017.

CWI 2017 10-K – 36

(h)
During the third quarter of 2017, we completed renovations on the single-family residence adjacent to the hotel that we acquired in August 2016 and created four additional available rooms at the resort.

(i)
On October 3, 2014, we acquired the Marriott Sawgrass Golf Resort & Spa as a Consolidated Hotel. On April 1, 2015, we sold a 50% controlling interest to CWI 2 and began accounting for our interest in the hotel as an equity method investment.

(j)	This investment represents a tenancy-in-common interest; the remaining 60% interest is owned by CWI 2.

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

CWI 2017 10-K – 37

The following table presents our comparative results of operations (in thousands):

	Years Ended December 31,
	2017	2016	Change	2016	2015	Change
Hotel Revenues	$629,132	$651,095	$(21,963)	$651,095	$542,103	$108,992

Hotel Expenses	552,486	557,386	(4,900)	557,386	467,666	89,720

Other Operating Expenses
Asset management fees to affiliate and other expenses	15,454	15,468	(14)	15,468	12,583	2,885
Corporate general and administrative expenses	10,715	11,562	(847)	11,562	11,906	(344)
Hurricane loss, net of insurance proceeds	7,008	—	7,008	—	—	—
Impairment charges	—	4,112	(4,112)	4,112	6,143	(2,031)
Acquisition-related expenses	—	3,727	(3,727)	3,727	19,868	(16,141)
Total Other Operating Expenses	33,177	34,869	(1,692)	34,869	50,500	(15,631)

Operating Income	43,469	58,840	(15,371)	58,840	23,937	34,903

Other Income and (Expenses)
Interest expense	(67,004)	(65,164)	(1,840)	(65,164)	(54,514)	(10,650)
Equity in earnings of equity method investments in real estate	22,203	5,232	16,971	5,232	2,418	2,814
Net (loss) gain on extinguishment of debt (Note 9)	(225)	(2,268)	2,043	(2,268)	1,840	(4,108)
Other income	120	45	75	45	2,446	(2,401)
Total Other Income and (Expenses)	(44,906)	(62,155)	17,249	(62,155)	(47,810)	(14,345)

Loss from Operations Before Income Taxes and Net Gain on Sale of Real Estate	(1,437)	(3,315)	1,878	(3,315)	(23,873)	20,558
Benefit from (provision for) income taxes	24	(3,661)	3,685	(3,661)	(6,767)	3,106
Loss from Operations Before Net Gain on Sale of Real Estate	(1,413)	(6,976)	5,563	(6,976)	(30,640)	23,664
Net gain on sale of real estate, net of tax	5,164	—	5,164	—	—	—
Net Income (Loss)	3,751	(6,976)	10,727	(6,976)	(30,640)	23,664
Loss (income) attributable to noncontrolling interests	1,177	(1,777)	2,954	(1,777)	4,915	(6,692)
Net Income (Loss) Attributable to CWI Stockholders	$4,928	$(8,753)	$13,681	$(8,753)	$(25,725)	$16,972
Supplemental financial measure:(a)
MFFO Attributable to CWI Stockholders	$68,717	$83,400	$(14,683)	$83,400	$67,082	$16,318
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

CWI 2017 10-K – 38

Our Same Store Hotels are comprised of our 2012 Acquisitions, 2013 Acquisitions and 2014 Acquisitions, excluding the results of hotels sold or classified as held for sale at December 31, 2017 (Note 4), as well as the results for the Hawks Cay Resort, which was closed during a portion of 2017 due to damage from Hurricane Irma. Our Recently Acquired Hotels are comprised of our 2015 Acquisitions and 2016 Acquisitions.

The following table sets forth the average occupancy rate, ADR and RevPAR of our Consolidated Hotels for the years ended December 31, 2017, 2016 and 2015 for our Same Store Hotels.

	Years Ended December 31,
Same Store Hotels	2017	2016	2015
Occupancy Rate	77.1%	76.3%	76.5%
ADR	$199.16	$201.99	$202.04
RevPAR	153.61	154.03	154.49

Hotel Revenues

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, hotel revenues decreased by $22.0 million, primarily the result of a decrease in revenue from properties sold during the first and second quarters of 2017 totaling $14.8 million and a decrease in revenue from the Hawks Cay Resort of $11.6 million due to its closure, partially offset by increases in revenue from our Recently Acquired Hotels and our Same Store Hotels totaling $2.6 million and $1.6 million, respectively.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, hotel revenues increased by $109.0 million, primarily the result of an increase in revenue from our Recently Acquired Hotels and Same Store Hotels of $111.3 million and $9.4 million, respectively, partially offset by a decrease in revenue of $13.3 million as a result of the sale of our 50% controlling interest of the Marriott Sawgrass Golf Resort and Spa to CWI 2 on April 1, 2015.

The increase in revenue attributable to our Recently Acquired Hotels for the year ended December 31, 2016 as compared to 2015 was primarily comprised of additional revenue of $92.7 million contributed by our 2015 Acquisitions during 2016, largely representing the impact of a full period of revenue during 2016 as compared to a partial period in 2015. The increase in revenue attributable to our Same Store Hotels was primarily the result of additional revenue contributed by the Renaissance Chicago Downtown as a result of the completion of renovations that were in progress during 2015.

Hotel Expenses

2017 vs. 2016 —For the year ended December 31, 2017 as compared to 2016, aggregate hotel operating expenses decreased by $4.9 million, primarily the result of a decrease in expenses from properties sold during the first and second quarters of 2017 totaling $11.6 million and a decrease in expenses from the Hawks Cay Resort of $6.0 million due to its closure, partially offset by increases in expenses from our Same Store Hotels and our Recently Acquired Hotels totaling $8.1 million and $4.5 million, respectively.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, hotel expenses increased by $89.7 million, primarily the result of an increase in expenses from our Recently Acquired Hotels and Same Store Hotels of $93.4 million and $5.9 million, respectively, partially offset by a decrease in expenses of $10.7 million as a result of the sale of our 50% controlling interest of the Marriott Sawgrass Golf Resort and Spa.

The increase in expenses attributable to our Recently Acquired Hotels for the year ended December 31, 2016 as compared to 2015 was primarily comprised of additional expenses of $77.8 million contributed by our 2015 Acquisitions during 2016, primarily representing the impact of a full period of expenses during 2016 as compared to a partial period in 2015. The increase in expenses attributable to our Same Store Hotels was primarily the result of additional expenses contributed by the Renaissance Chicago Downtown as a result of the completion of renovations that were in progress during 2015.

CWI 2017 10-K – 39

Asset Management Fees to Affiliate and Other Expenses

Asset management fees to affiliate and other expenses primarily represent fees paid to our Advisor. We pay our Advisor an annual asset management fee equal to 0.50% of the aggregate Average Market Value of our Investments, as defined in the Advisory Agreement with our Advisor (Note 3). Our Advisor elected to receive its asset management fees in shares of our common stock for the year ended December 31, 2017 and in cash for the years ended December 31, 2016 and 2015.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, asset management fees to affiliate and other expenses increased by $2.9 million, reflecting the impact of our 2015 Acquisitions and 2016 Acquisition, which increased the asset base from which our Advisor earns a fee.

Corporate General and Administrative Expenses

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, corporate general and administrative expenses decreased by $0.8 million, primarily as a result of a decrease in personnel and overhead reimbursement costs of $0.7 million. The decrease in personnel and overhead reimbursement costs was primarily driven by an increase in pro rata hotel revenue from CWI 2 relative to our pro rata hotel revenue, which directly impacts the allocation of our Advisor’s expenses to us (Note 3).

Hurricane Loss, Net of Insurance Proceeds

2017 — Insurance proceeds are subject to deductibles, which may vary based on the area of the resort. During the year ended December 31, 2017, we recognized a $7.0 million loss resulting from weather-related disruptions, primarily from Hurricane Irma, representing, in the aggregate, the property damage insurance deductible on certain hotels and our best estimate of uninsured losses for the remaining hotels that have not yet reached their property damage insurance deductible as of December 31, 2017. Our insurance policies provide coverage for property damage, business interruption and reimbursement for other costs that were incurred relating to damages sustained during Hurricane Irma and wildfires in Northern California.

We and CWI 2 maintain insurance on all of our hotels, with an aggregate policy limit of $500.0 million for both property damage and business interruption. Our insurance policies are subject to various terms and conditions, including property damage and business interruption deductibles on each hotel, which range from 2% to 5% of the insured value. We currently estimate our aggregate casualty insurance claim to be in the range of $40.0 million to $50.0 million, which includes estimated clean up, repair and rebuilding costs, and estimate our aggregate business interruption insurance claim to be in the range of $25.0 million to $35.0 million. We are continuing to assess the damage sustained, so this estimate is subject to change and could be further impacted by increased costs, including those associated with resource constraints in Florida relating to building materials, supplies and labor. We believe that we maintain adequate insurance coverage on each of our hotels and are working closely with the insurance carriers and claims adjusters to obtain the maximum amount of insurance recovery provided under the policies. However, we can give no assurances as to the amounts of such claims, the timing of payments or the ultimate resolution of the claims.

We experienced a reduction in revenues for the year ended December 31, 2017 as a result of Hurricane Irma and the wildfires in Northern California. Our business interruption insurance covers lost revenue through the period of property restoration and for up to 12 months after the hotels are back to full operations. We have retained consultants to assess our business interruption claims and are currently reviewing our losses with our insurance carrier. We have not recorded revenue for covered business interruption during the year ended December 31, 2017. We will record revenue for covered business interruption when both the recovery is probable and the claim is settled.

If the estimated property damage increases or there is additional remediation work performed at the damaged hotels where the costs have not yet exceeded the property damage deductible, our hurricane loss could increase. We currently estimate the maximum additional hurricane loss we could incur for our Consolidated Hotels to be $2.3 million.

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

CWI 2017 10-K – 40

2016 — During the year ended December 31, 2016, we recognized impairment charges totaling $4.1 million to reduce the carrying value of three assets to their estimated fair values (Note 7).

2015 — During the year ended December 31, 2015, we recognized an impairment charge of $6.1 million to reduce the carrying value of an asset to its estimated fair value (Note 7).

Acquisition-Related Expenses

We expense acquisition-related costs and fees associated with acquisitions of our Consolidated Hotels that are accounted for as business combinations as incurred.

We did not expense any acquisition-related fees during the year ended December 31, 2017. For the year ended December 31, 2016 as compared to 2015, acquisition-related expenses decreased by $16.1 million, reflecting a reduction in investment volume. We acquired one Consolidated Hotel during the year ended December 31, 2016 as compared to six Consolidated Hotels during the year ended December 31, 2015.

Interest Expense

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, interest expense increased by $10.7 million, primarily as a result of mortgage financing obtained in connection with our 2015 Acquisitions and 2016 Acquisition.

Equity in Earnings of Equity Method Investments in Real Estate

Equity in earnings of equity method investments in real estate represents earnings from our equity investments in Unconsolidated Hotels recognized in accordance with each investment agreement and based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period (Note 5). We are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds the estimated fair value and is determined to be other than temporary. No other-than-temporary impairment charges were recognized during the years ended December 31, 2017, 2016 or 2015.

The following table sets forth our share of equity in earnings from our Unconsolidated Hotels, which are based on the hypothetical liquidation at book value model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Years Ended December 31,
	2017	2016	2015
Westin Atlanta Venture (a) (b)	$22,302	$860	$(372)
Ritz-Carlton Bacara, Santa Barbara (c)	(2,824)	—	—
Ritz-Carlton Philadelphia Venture (d)	2,710	3,042	1,960
Hyatt Centric French Quarter Venture	776	701	660
Marriott Sawgrass Golf Resort & Spa Venture (e) (f)	(761)	629	170
Total equity in earnings of equity method investments in real estate	$22,203	$5,232	$2,418
___________

(a)
On October 19, 2017, the venture sold the Westin Atlanta Perimeter North to an unaffiliated third-party. The results for the year ended December 31, 2017 represent data through the date of sale of this investment and include a gain on sale of our investment of $21.6 million (Note 5).

(b)
The increase in our share of equity in earnings during the years ended December 31, 2016 as compared to the year ended December 31, 2015 reflects the impact of the refinancing of the outstanding mortgage loan of the venture during the fourth quarter of 2015, which substantially reduced the interest rate of the loan.

(c)
We acquired our 40% tenancy-in-common interest in this venture on September 28, 2017 (Note 5). The results for the year ended December 31, 2017 above represent data from its acquisition date through December 31, 2017 and include pre‑opening expenses.

(d)
We purchased our 60% interest in this venture on May 15, 2015. The results for the year ended December 31, 2015 represent data from its acquisition date through December 31, 2015 and is therefore not comparable to the year ended December 31, 2016.

CWI 2017 10-K – 41

(e)
Our share of equity in losses during the year ended December 31, 2017 was negatively impacted by Hurricane Irma during the third quarter of 2017. The venture recognized a $2.7 million hurricane loss during the year ended December 31, 2017, of which our share was $1.3 million. We are still assessing the impact of the hurricane on the property. If the estimated damage increases or there is additional remediation work performed at the hotel, the hurricane loss recognized by the venture could increase. We currently estimate the maximum additional hurricane loss we could incur for the venture to be $1.9 million, of which our share would be $0.9 million.

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

Net (Loss) Gain on Extinguishment of Debt

2017 — During the year ended December 31, 2017, we recognized a loss on extinguishment of debt of $0.2 million, related to the termination of the Senior Credit Facility and the refinancing of three non-recourse mortgage loans (Note 9).

2016 — During the year ended December 31, 2016, we recognized a net loss on extinguishment of debt of $2.3 million, primarily related to the refinancing of three non-recourse mortgage loans.

2015 — During the year ended December 31, 2015, we recognized a net gain on extinguishment of debt of $1.8 million, primarily related to a refinancing of one non-recourse mortgage loan.

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

Benefit from (Provision for) Income Taxes

2017 vs. 2016 — For the year ended December 31, 2017, we recognized a benefit from income taxes of less than $0.1 million compared to a provision for income taxes of $3.7 million for the year ended December 31, 2016. This change is primarily the result of pre-tax losses from our TRSs during 2017 as compared to pre-tax income during 2016 due to the changes in revenues and expenses described above.

Net Gain on Sale of Real Estate, Net of Tax

During the year ended December 31, 2017, we recognized a net gain on sale of real estate, net of tax of $5.2 million, comprised of (i) a gain of $5.5 million related to the sale of our 100% ownership interest in the Hampton Inn Boston Braintree to an unaffiliated third party for a contractual sales price of $19.0 million during the second quarter of 2017, partially offset by (ii) a loss of $0.4 million, in the aggregate, related to the sale of our 100% ownership interests in the Hampton Inn Frisco Legacy Park, the Hampton Inn Birmingham Colonnade and the Hilton Garden Inn Baton Rouge Airport to an unaffiliated third party for a contractual sales price of $33.0 million during the first quarter of 2017 (Note 4).

CWI 2017 10-K – 42

Loss (Income) Attributable to Noncontrolling Interests

The following table sets forth our loss (income) attributable to noncontrolling interests (in thousands):

	Years Ended December 31,
Venture	2017	2016	2015
Ritz-Carlton Key Biscayne Venture (a) (b)	$8,828	$8,190	$9,896
Sheraton Austin Hotel at the Capitol Venture	(733)	(792)	(944)
Ritz-Carlton Fort Lauderdale Venture (a) (b)	613	184	2,086
Hilton Garden Inn New Orleans French Quarter/CBD Venture	(72)	(210)	(120)
Fairmont Sonoma Mission Inn & Spa Venture (c)	—	296	1,119
Operating Partnership — Available Cash Distribution (Note 3)	(7,459)	(9,445)	(7,122)
	$1,177	$(1,777)	$4,915
___________

(a)
We acquired our 47% interest in the Ritz-Carlton Key Biscayne Venture and our 70% interest in the Ritz-Carlton Fort Lauderdale Venture on May 29, 2015 and June 30, 2015, respectively.  The results for the year ended December 31, 2015 represent data from its acquisition date through December 31, 2015, including certain acquisition-related expenses, and is therefore not comparable to the year ended December 31, 2016.

(b)
The increase in our loss attributable to noncontrolling interests during the year ended December 31, 2017 as compared to the same period in 2016 was largely attributable to the impact of Hurricane Irma during the third quarter of 2017.

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

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, MFFO decreased by $14.7 million, primarily the result of both hurricane-related and renovation-related disruption at several of our hotels, as well as our 2017 disposition activity.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, MFFO increased by $16.3 million, primarily reflecting operating results from our 2015 Acquisitions and 2016 Acquisition, as well as the impact of the completion of various renovations between periods.

Liquidity and Capital Resources

Our principal demands for funds will be for the payment of operating expenses, interest and principal on current and future indebtedness, including the WPC Credit Facility, and distributions to stockholders. We expect to meet our long-term liquidity requirements, including funding any additional hotel property acquisitions, through cash flows from our hotel portfolio and long-term borrowings. We may also use proceeds from financings and asset sales for any hotel acquisitions.

Liquidity is adversely affected by unanticipated costs and greater-than-anticipated operating expenses. To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations, as well as proceeds available under our Working Capital Facility, as described below in Cash Resources. In addition, we may incur indebtedness in connection with the acquisition of any property, refinance the debt thereon or reinvest the proceeds of financings or refinancings in additional properties.

Sources and Uses of Cash During the Year

We have fully invested the proceeds from both our initial public offering and follow-on offering. We use the cash flow generated from hotel operations to meet our normal recurring operating expenses, service debt and fund distributions to our shareholders. Our cash flows fluctuate from period to period due to a number of factors, including the financial and operating performance of our hotels, the timing of purchases or dispositions of hotels, the timing and characterization of distributions

CWI 2017 10-K – 43

from equity method investments in hotels and seasonality in the demand for our hotels. Also, hotels we invest in may undergo renovations, during which they may experience disruptions, possibly resulting in reduced revenue and operating income. Despite these fluctuations, we believe that we will continue to generate sufficient cash from operations and from our equity method investments to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, proceeds available under our Working Capital Facility, the proceeds of mortgage loans, asset sales, and distributions reinvested in our common stock through our DRIP. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

2017

Operating Activities

For the year ended December 31, 2017 as compared to 2016, net cash provided by operating activities increased by $38.1 million, primarily as a result of proceeds from the gain on sale of the Westin Atlanta Perimeter North of $21.6 million, the payment of $14.5 million of asset management fees to our Advisor in shares rather than in cash as in the prior year and business interruption insurance advances of $9.0 million, partially offset by a decrease in net cash flow from hotel operations during 2017 as compared to 2016.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2017 was $95.8 million, primarily as a result of (i) the purchase of our tenancy-in-common interest in the Ritz-Carlton Bacara, Santa Barbara totaling $64.3 million (Note 5), (ii) the funding of $49.1 million of capital expenditures for our Consolidated Hotels and (iii) funds placed into and released funds from lender-held escrow accounts totaling $182.5 million and $154.0 million, respectively, primarily for renovations and improvements, property taxes and insurance, as well as required fundings under our loan agreements and hurricane-related insurance proceed advances.

The net outflows were partially offset by (i) aggregate proceeds of $25.7 million from the sale of four properties comprised of $7.4 million of proceeds received from the sale of our 100% ownership interests in the Hampton Inn Frisco Legacy Park, the Hampton Inn Birmingham Colonnade and the Hilton Garden Inn Baton Rouge Airport to an unaffiliated third party (that is net of the outstanding non-recourse debt assumed by the seller at closing totaling $26.5 million) and $18.3 million from the sale of our 100% ownership interest in the Hampton Inn Boston Braintree to an unaffiliated third party (Note 4), (ii) hurricane-related property insurance proceeds of $12.3 million and (iii) distributions received from equity investments in excess of equity income totaling $9.3 million.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2017 was $41.1 million, primarily as a result of (i) scheduled payments and prepayments of mortgage financing totaling $94.1 million, including the $11.7 million prepayment of the Hampton Inn Boston Braintree mortgage in connection with the sale of the property, (ii) cash distributions paid to stockholders aggregating $77.7 million, (iii) redemptions of our common stock pursuant to our redemption plan totaling $33.0 million, (iv) payments totaling $29.2 million to WPC comprised of $14.2 million towards the Bridge Loan and $15.0 million towards the Working Capital Facility (Note 3), (v) the repayment of the Senior Credit Facility totaling $22.8 million and (vi) distributions to noncontrolling interest totaling $9.8 million.

Net cash outflows were partially offset by (i) proceeds totaling $97.8 million from WPC, comprised of borrowings under the Bridge Loan and WPC Line of Credit (which was replaced by the Working Capital Facility) of $75.0 million and $22.8 million, respectively, with the borrowings under the WPC Line of Credit used to repay in full, and terminate, the Senior Credit Facility as noted above, (ii) refinancing three mortgages totaling $84.5 million (Note 9) and (iii) proceeds from the issuance of shares, net of offering costs, totaling $45.2 million from distributions that were reinvested in shares of our common stock by stockholders through our DRIP.

2016

Operating Activities

For the year ended December 31, 2016 as compared to 2015, net cash provided by operating activities increased by $23.8 million, primarily resulting from net cash flow from hotel operations generated by our 2015 Acquisitions and 2016 Acquisition,

CWI 2017 10-K – 44

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

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2016 was $20.1 million, primarily as a result of mortgage financing obtained in connection with our 2016 Acquisition and proceeds received from refinancings of mortgages aggregating $403.5 million (Note 9), proceeds from the issuance of shares, net of offering costs, through our DRIP, totaling $46.3 million and proceeds from our Senior Credit Facility of $30.0 million. These inflows were partially offset by scheduled payments and prepayments of mortgage financing totaling $293.9 million, cash distributions paid to stockholders aggregating $76.2 million, our acquisition of the remaining 25% interest in the Fairmont Sonoma Mission Inn & Spa Venture for $21.1 million (Note 11), repayments on our Senior Credit Facility totaling $27.2 million, redemptions of our common stock pursuant to our redemption plan totaling $17.5 million and distributions to noncontrolling interests totaling $17.0 million.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. For the year ended December 31, 2017, we paid distributions to stockholders totaling $77.7 million, which were comprised of cash distributions of $32.4 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $45.3 million. From inception through December 31, 2017, we declared distributions, excluding distributions paid in shares of our common stock, to stockholders totaling $302.0 million, which were comprised of cash distributions of $121.1 million and $180.9 million of distributions that were reinvested by stockholders in shares of our common stock pursuant to our DRIP.

We believe that FFO, a non-GAAP measure, is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or our Cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our public offerings, as well as other sources, and there can be no assurance that our FFO or our Cash flow from operations will be sufficient to cover future distributions. FFO and Cash flow from operations are first applied to current period distributions, then to any deficit from prior period cumulative negative FFO and prior period cumulative negative cash flow, respectively, and finally to future period distributions. Our distribution coverage using FFO was approximately 68% and 58% of total distributions declared for the year ended December 31, 2017 and on a cumulative basis through that date, respectively. Our distribution coverage using Cash flow from operations was approximately 100% and 81% of total distributions declared for the year ended December 31, 2017 and on a cumulative basis through that date, respectively. The balance was funded primarily from proceeds of our public offerings as well as other sources. As we have fully invested the proceeds of our offerings, we expect that in the future, if distributions cannot be fully sourced from FFO or Cash flow from operations, they may be sourced from the proceeds of financings, borrowings, the sales of assets or other sources of cash.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the year ended December 31, 2017, we redeemed 3,217,871 shares of our common stock pursuant to our redemption plan, comprised of 760 redemptions requests at an average price per share of $10.26. As of the date of this Report, we have fulfilled all of the valid redemption requests that we received during the year ended December 31, 2017. We funded all share redemptions during the year ended December 31, 2017 with proceeds from the sale of shares of our common stock pursuant to our DRIP.

CWI 2017 10-K – 45

Summary of Financing

The table below summarizes our non-recourse debt, net, WPC Credit Facility and Senior Credit Facility (dollars in thousands):

	December 31,
	2017	2016
Carrying Value
Fixed rate (a)	$1,082,367	$1,084,987
Variable rate:
WPC Credit Facility — Bridge Loan (Note 3)	60,802	—
WPC Credit Facility — Working Capital Facility (Note 3)	7,835	—
Senior Credit Facility (Note 9) (b)	—	22,785
Non-recourse debt (a):
Amount subject to interest rate cap, if applicable	265,954	304,020
Amount subject to interest rate swap	47,148	67,145
Amount subject to floating interest rate	25,444	—
	407,183	393,950
	$1,489,550	$1,478,937
Percent of Total Debt
Fixed rate	73%	73%
Variable rate	27%	27%
	100%	100%
Weighted-Average Interest Rate at End of Year
Fixed rate	4.3%	4.3%
Variable rate (c)	4.3%	4.0%
___________

(a)	Aggregate debt balance includes deferred financing costs totaling $7.3 million and $8.4 million as of December 31, 2017 and 2016, respectively.

(b)	On March 23, 2017, we repaid the $22.8 million outstanding balance using proceeds from the WPC Line of Credit (Note 3) and simultaneously terminated the Senior Credit Facility.

(c)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow under certain limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a provision were triggered, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then retain all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. At December 31, 2016, the minimum debt service coverage ratio for the Holiday Inn Manhattan 6th Avenue Chelsea was not met; therefore, a cash management agreement was enacted that permits the lender to sweep the hotel’s excess cash flow. As of December 31, 2017, this ratio was still not met and the cash management agreement remained in effect. At June 30, 2017, the minimum debt service coverage ratio for the Lake Arrowhead Resort and Spa was not met; therefore we were required to fund $0.5 million into a lender held reserve account that will be released after a specified debt service coverage ratio is achieved for two consecutive quarters. We funded the required $0.5 million into the lender held reserve account during the third quarter of 2017, which is included in Restricted cash in our consolidated balance sheet. As of December 31, 2017, this ratio was still not met and the funds remained in the lender held reserve account. At September 30, 2017, the minimum debt service coverage ratio for both the senior mortgage loan and mezzanine loan for the Ritz-Carlton Fort Lauderdale were not met; therefore, we entered into a cash management agreement that permits the lender to sweep the hotel’s excess cash flow. As of December 31, 2017, this ratio was still not met and the cash management agreement remained in effect.

CWI 2017 10-K – 46

Cash Resources

At December 31, 2017, our cash resources consisted of cash totaling $48.0 million, of which $21.2 million was designated as hotel operating cash. We also had the $25.0 million Working Capital Facility, of which $17.2 million remained available to be drawn at December 31, 2017. On January 16, 2018, we borrowed $10.0 million from WPC under the Working Capital Facility and on February 15, 2018, we repaid $17.0 million (Note 15). Our cash resources may be used to fund future investments and can be used for working capital needs, debt service and other commitments, such as the renovation commitments noted below.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include (i) paying distributions to our stockholders, (ii) fulfilling our renovation commitments (Note 10), (iii) funding hurricane-related repair and remediation costs in excess of insurance proceeds received, (iv) funding lease commitments, (v) making scheduled mortgage loan principal payments, including (a) scheduled balloon payments totaling $164.0 million on six consolidated mortgage loans, two of which, totaling $32.0 million, were paid in full upon disposition of the related hotels (Note 15) and (b) our share of balloon payments scheduled for two Unconsolidated Hotel totaling $57.4 million, one of which, our share totaling $32.7 million, was refinanced during the first quarter of 2018, and (vi) paydown of the Bridge Loan, as well as other normal recurring operating expenses. We currently intend to refinance the scheduled balloon payments, although there can be no assurance that we will be able to do so on favorable terms, if at all.

We expect to use cash generated from operations, the Working Capital Facility, mortgage financing and cash received from dispositions of properties to fund these cash requirements in addition to amounts held in escrow to fund our renovation commitments.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3% and 5% of the respective hotel’s total gross revenue. At December 31, 2017 and 2016, $32.9 million and $29.3 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations (primarily our capital commitments and lease obligations) at December 31, 2017 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — Principal (a) (b)	$1,428,167	$177,852	$371,088	$702,357	$176,870
Interest on borrowings (c)	202,826	60,015	96,564	40,729	5,518
WPC Credit Facility (Bridge Loan) — Principal (d)	60,802	60,802	—	—	—
WPC Credit Facility (Working Capital Facility) — Principal (e)	7,835	7,835	—	—	—
Operating and other lease commitments (f)	667,537	4,211	8,647	7,123	647,556
Contractual capital commitments (g)	31,953	29,953	2,000	—	—
Asset retirement obligation, net (h)	1,471	—	—	—	1,471
	$2,400,591	$340,668	$478,299	$750,209	$831,415
___________

(a)	Excludes deferred financing costs totaling $7.3 million.

CWI 2017 10-K – 47

(b)
Total Non-recourse debt — Principal due in less than one year includes $164.0 million of scheduled balloon payments on six consolidated mortgage loans, two of which, totaling $32.0 million, were paid in full upon disposition of the related hotels (Note 15). We currently intend to refinance these mortgage loans, although there can be no assurance that we will be able to do so on favorable terms, if at all.

(c)	For variable-rate debt, interest on borrowings is calculated using the swapped or capped interest rate, when in effect.

(d)	On February 15, 2018, we repaid $20.0 million towards the Bridge Loan (Note 15).

(e)	On January 16, 2018, we borrowed $10.0 million from WPC under the Working Capital Facility and on February 15, 2018, we repaid $17.0 million towards the Working Capital Facility (Note 15).

(f)
Operating and other lease commitments consist of rent obligations under ground leases and our share of future rents payable pursuant to the Advisory Agreement for the purpose of leasing office space used for the administration of real estate entities. At December 31, 2017, this balance primarily related to our commitments on ground leases for two hotels, which expire in 2087 and 2099 and have rent obligations consistently increasing throughout their respective terms; therefore, the most significant commitments occur near the conclusion of the leases.

(g)
Capital commitments represent our remaining contractual renovation commitments at our Consolidated Hotels, which does not reflect any renovation work to be undertaken as a result of Hurricane Irma (Note 10).

(h)	Represents the estimated future obligation for the removal of asbestos and environmental waste in connection with three of our hotels upon the retirement or sale of the asset.

Equity Method Investments

We owned equity interests in four Unconsolidated Hotels, two with unrelated third parties and two with CWI 2. Our ownership interest and summarized financial information for these investments at December 31, 2017 is presented below. Any cash requirements with respect to our share of these debt obligations are discussed above under Cash Requirements. Summarized financial information provided represents the total amounts attributable to the investments and does not represent our proportionate share (dollars in thousands):

	Ownership Interest at		Total Third-	Third-Party Debt
Venture	December 31, 2017	Total Assets	Party Debt	Maturity Date
Ritz-Carlton Philadelphia Venture (a)	60%	$102,617	$57,705	1/2018
Hyatt Centric French Quarter Venture	80%	46,453	31,198	8/2018
Marriott Sawgrass Golf Resort & Spa Venture	50%	147,578	78,000	11/2019
Ritz-Carlton Bacara, Santa Barbara Venture	40%	399,731	226,636	9/2021
		$696,379	$393,539
___________

(a)
On January 9, 2018, the Ritz-Carlton Philadelphia Venture refinanced its third-party debt with a new non-recourse mortgage loan of $65.0 million, which has a fixed interest rate of 5.1% and a maturity date of February 1, 2023.

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

CWI 2017 10-K – 48

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

CWI 2017 10-K – 49

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

CWI 2017 10-K – 50

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

CWI 2017 10-K – 51

FFO and MFFO were as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Net income (loss) attributable to CWI stockholders	$4,928	$(8,753)	$(25,725)
Adjustments:
Depreciation and amortization of real property	82,062	80,950	69,625
Gain on sale of equity investment	(21,625)	—	—
Gain on sale of real estate, net	(5,164)	—	—
Proportionate share of adjustments for partially owned entities — FFO adjustments	(1,620)	(3,202)	(2,419)
Impairment charges	—	4,112	6,143
Total adjustments	53,653	81,860	73,349
FFO (as defined by NAREIT) attributable to CWI stockholders	58,581	73,107	47,624
Hurricane loss (a)	7,008	—	—
Straight-line and other rent adjustments	5,417	5,491	5,555
Proportionate share of adjustments for partially owned entities — MFFO adjustments	(2,514)	684	324
Net loss (gain) on extinguishment of debt	225	2,268	(1,840)
Acquisition expenses (b)	—	3,727	19,868
Fair market value adjustments	—	(1,877)	(2,086)
Reimbursement of acquisition expenses	—	—	(2,363)
Total adjustments	10,136	10,293	19,458
MFFO attributable to CWI stockholders	$68,717	$83,400	$67,082
___________

(a)	We excluded the hurricane loss because of the non-recurring nature of the charge.

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

CWI 2017 10-K – 52

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

At December 31, 2017, we estimated that the total fair value of our interest rate caps and swap, which are included in Other assets and Accounts payable, accrued expenses and other liabilities, respectively, in the consolidated financial statements, was in a net liability position of less than $0.1 million (Note 8).

At December 31, 2017, all of our debt bore interest at fixed rates, was swapped to a fixed rate or was subject to an interest rate cap, with the exception of the Bridge Loan and Working Capital Facility, which had outstanding balances of $60.8 million and $7.8 million, respectively, as well as one mortgage loan with an outstanding balance of $25.4 million. The annual interest rates on our fixed-rate debt at December 31, 2017 ranged from 3.6% to 6.5%. The contractual annual interest rates on our variable-rate debt at December 31, 2017 ranged from 2.5% to 8.6%. The weighted‑average interest rate of our fixed rate and variable rate debt was 4.3% and 4.3%, respectively, at December 31, 2017. Our debt obligations are more fully described under Liquidity and Capital Resources in Item 7 above.

The following table presents principal cash outflows for our Consolidated Hotels based upon expected maturity dates of our long-term debt obligations outstanding at December 31, 2017 and excludes deferred financing costs (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Fixed-rate debt	$42,742	$106,636	$58,623	$458,253	$244,104	$176,870	$1,087,228	$1,078,615
Variable-rate debt (a)	$135,110	$42,090	$163,739	$—	$—	$—	$340,939	$340,415
___________

(a)
Excludes $60.8 million and $7.8 million outstanding under the Bridge Loan and Working Capital Facility, respectively, from WPC (Note 3). Unless the Advisory Agreement expires or is terminated, the Bridge Loan and Working Capital Facility are scheduled to mature on June 30, 2018 and December 31, 2018, respectively.

CWI 2017 10-K – 53

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to an interest rate cap, is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at December 31, 2017 by an aggregate increase of $40.8 million or an aggregate decrease of $41.1 million, respectively. Annual interest expense on our variable-rate debt that is subject to an interest rate cap at December 31, 2017 would increase or decrease by $2.7 million for each respective 1% change in annual interest rates.

CWI 2017 10-K – 54

Item 8. Financial Statements and Supplementary Data.

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

CWI 2017 10-K – 55

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Carey Watermark Investors Incorporated:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Carey Watermark Investors Incorporated and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, NY
March 26, 2018

We have served as the Company's auditor since 2008.

CWI 2017 10-K – 56

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Investments in real estate:
Hotels, at cost	$2,172,740	$2,290,542
Accumulated depreciation	(227,616)	(176,423)
Net investments in hotels	1,945,124	2,114,119
Assets held for sale (Note 4)	108,417	35,023
Equity investments in real estate	131,344	75,928
Cash	47,994	61,762
Intangible assets, net	78,386	80,117
Accounts receivable	38,359	23,879
Restricted cash	81,089	56,496
Other assets	29,208	29,620
Total assets	$2,459,921	$2,476,944
Liabilities and Equity
Non-recourse debt, net, including debt attributable to Assets held for sale (Note 4)	$1,420,913	$1,456,152
WPC Credit Facility (Note 3)	68,637	—
Senior Credit Facility (Note 9)	—	22,785
Accounts payable, accrued expenses and other liabilities	136,343	112,033
Due to related parties and affiliates	3,611	2,628
Distributions payable	19,640	19,292
Other liabilities held for sale (Note 4)	2,889	797
Total liabilities	1,652,033	1,613,687
Commitments and contingencies (Note 10)
Common stock, $0.001 par value; 300,000,000 shares authorized; 137,826,503 and 135,379,038 shares, respectively, issued and outstanding	138	135
Additional paid-in capital	1,153,652	1,125,835
Distributions and accumulated losses	(399,884)	(326,748)
Accumulated other comprehensive loss	(455)	(1,128)
Total stockholders’ equity	753,451	798,094
Noncontrolling interests	54,437	65,163
Total equity	807,888	863,257
Total liabilities and equity	$2,459,921	$2,476,944

See Notes to Consolidated Financial Statements.

CWI 2017 10-K – 57

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2017	2016	2015
Revenues
Hotel Revenues
Rooms	$415,733	$437,051	$379,150
Food and beverage	160,763	159,765	118,817
Other operating revenue	52,636	54,279	44,136
Total Hotel Revenues	629,132	651,095	542,103
Operating Expenses
Hotel Expenses
Rooms	92,676	94,472	82,822
Food and beverage	114,840	112,928	86,694
Other hotel operating expenses	28,395	29,328	24,818
Property taxes, insurance, rent and other	64,099	66,788	54,600
Sales and marketing	60,702	62,578	54,012
General and administrative	56,066	55,038	47,298
Repairs and maintenance	20,562	20,921	19,335
Management fees	17,075	18,190	13,682
Utilities	16,242	16,445	14,875
Depreciation and amortization	81,829	80,698	69,530
Total Hotel Expenses	552,486	557,386	467,666

Other Operating Expenses
Asset management fees to affiliate and other expenses	15,454	15,468	12,583
Corporate general and administrative expenses	10,715	11,562	11,906
Hurricane loss, net of insurance proceeds	7,008	—	—
Impairment charges	—	4,112	6,143
Acquisition-related expenses	—	3,727	19,868
Total Other Operating Expenses	33,177	34,869	50,500
Operating Income	43,469	58,840	23,937
Other Income and (Expenses)
Interest expense	(67,004)	(65,164)	(54,514)
Equity in earnings of equity method investments in real estate	22,203	5,232	2,418
Net (loss) gain on extinguishment of debt (Note 9)	(225)	(2,268)	1,840
Other income	120	45	2,446
Total Other Income and (Expenses)	(44,906)	(62,155)	(47,810)
Loss from Operations Before Income Taxes and Net Gain on Sale of Real Estate	(1,437)	(3,315)	(23,873)
Benefit from (provision for) income taxes	24	(3,661)	(6,767)
Loss from Operations Before Net Gain on Sale of Real Estate	(1,413)	(6,976)	(30,640)
Net gain on sale of real estate, net of tax	5,164	—	—
Net Income (Loss)	3,751	(6,976)	(30,640)
Loss (income) attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $7,459, $9,445 and $7,122, respectively)	1,177	(1,777)	4,915
Net Income (Loss) Attributable to CWI Stockholders	$4,928	$(8,753)	$(25,725)
Basic and Diluted Income (Loss) Per Share	$0.04	$(0.07)	$(0.20)
Basic and Diluted Weighted-Average Shares Outstanding	137,060,359	134,646,021	131,296,033

See Notes to Consolidated Financial Statements.

CWI 2017 10-K – 58

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Net Income (Loss)	$3,751	$(6,976)	$(30,640)
Other Comprehensive Income (Loss)
Unrealized gain (loss) on derivative instruments	691	308	(445)
Comprehensive Income (Loss)	4,442	(6,668)	(31,085)

Amounts Attributable to Noncontrolling Interests
Net loss (income)	1,177	(1,777)	4,915
Unrealized (gain) loss on derivative instruments	(18)	372	77
Comprehensive loss (income) attributable to noncontrolling interests	1,159	(1,405)	4,992
Comprehensive Income (Loss) Attributable to CWI Stockholders	$5,601	$(8,073)	$(26,093)

See Notes to Consolidated Financial Statements.

CWI 2017 10-K – 59

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2017, 2016 and 2015
(in thousands, except share and per share amounts)

	CWI Stockholders
	Shares	Common Stock	Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CWI Stockholders	Noncontrolling Interests	Total
Balance at January 1, 2017	135,379,038	$135	$1,125,835	$(326,748)	$(1,128)	$798,094	$65,163	$863,257
Net income (loss)				4,928		4,928	(1,177)	3,751
Shares issued, net of offering costs	4,205,719	4	45,156			45,160		45,160
Shares issued to affiliates	1,419,240	2	15,295			15,297		15,297
Contributions from noncontrolling interests						—	200	200
Distributions to noncontrolling interests						—	(9,767)	(9,767)
Shares issued under share incentive plans	23,710	—	199			199		199
Stock-based compensation to directors	16,667	—	180			180		180
Distributions declared ($0.5700 per share)				(78,064)		(78,064)		(78,064)
Other comprehensive income:
Net unrealized gain on derivative instruments					673	673	18	691
Repurchase of shares	(3,217,871)	(3)	(33,013)			(33,016)		(33,016)
Balance at December 31, 2017	137,826,503	$138	$1,153,652	$(399,884)	$(455)	$753,451	$54,437	$807,888

Balance at January 1, 2016	132,686,254	$134	$1,112,640	$(241,379)	$(885)	$870,510	$84,937	$955,447
Net (loss) income				(8,753)		(8,753)	1,777	(6,976)
Shares issued, net of offering costs	4,377,404	4	46,252			46,256		46,256
Distributions to noncontrolling interests						—	(17,005)	(17,005)
Shares issued under share incentive plans	24,664	—	262			262		262
Stock-based compensation to directors	16,886	—	180			180		180
Purchase of membership interest from noncontrolling interest			(16,024)		(923)	(16,947)	(4,174)	(21,121)
Distributions declared ($0.5700 per share)				(76,616)		(76,616)		(76,616)
Other comprehensive income:
Net unrealized gain (loss) on derivative instruments					680	680	(372)	308
Repurchase of shares	(1,726,170)	(3)	(17,475)			(17,478)		(17,478)
Balance at December 31, 2016	135,379,038	$135	$1,125,835	$(326,748)	$(1,128)	$798,094	$65,163	$863,257

(Continued)

CWI 2017 10-K – 60

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
Years Ended December 31, 2017, 2016 and 2015
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

See Notes to Consolidated Financial Statements.

CWI 2017 10-K – 61

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash Flows — Operating Activities
Net income (loss)	$3,751	$(6,976)	$(30,640)
Adjustments to net income (loss):
Depreciation and amortization	81,829	80,698	69,530
Asset management fees to affiliates settled in shares	14,499	—	—
Hurricane loss, net of insurance proceeds	7,008	—	—
Straight-line rent adjustments	5,247	5,309	5,384
Net gain on sale of real estate (Note 4)	(5,164)	—	—
Equity in losses of equity method investments in real estate in excess of distributions received	3,376	—	374
Amortization of deferred financing costs, fair market value of debt, ground lease intangible and other	2,959	1,489	568
Amortization of stock-based compensation expense	505	558	507
Net loss (gain) on extinguishment of debt (Note 9)	222	1,872	(1,982)
Impairment charges (Note 7)	—	4,112	6,143
Unearned business interruption insurance proceeds	9,001	—	—
Insurance proceeds for remediation work due to hurricane/fire damage	5,991	—	—
Net changes in other operating assets and liabilities	(3,957)	(1,977)	6,042
Funding of hurricane/fire related remediation work	(2,248)	—	—
Increase (decrease) in due to related parties and affiliates	106	(1,087)	2,493
Receipt of key money and other deferred incentive payments	66	1,075	2,850
Net Cash Provided by Operating Activities	123,191	85,073	61,269

Cash Flows — Investing Activities
Funds placed in escrow	(182,485)	(141,899)	(106,863)
Funds released from escrow	154,026	147,041	101,540
Purchase of equity interest (Note 5)	(64,267)	—	(38,327)
Capital expenditures	(49,091)	(65,634)	(63,600)
Proceeds from sale of investments (Note 4)	25,743	—	28,995
Hurricane/fire related property insurance proceeds	12,311	—	—
Distributions received from equity investments in excess of equity income	9,273	4,381	5,181
Capital contributions to equity investments in real estate	(1,618)	—	(205)
Repayments of loan receivable	273	—	—
Acquisitions of hotels	—	(75,263)	(580,047)
Deposits released for hotel investments	—	5,718	8,600
Funding of loan receivable	—	(875)	—
Deposits for hotel investments	—	—	(7,818)
Net Cash Used in Investing Activities	(95,835)	(126,531)	(652,544)

Cash Flows — Financing Activities
Proceeds from note payable to affiliate	97,835	—	25,000
Scheduled payments and prepayments of mortgage principal	(94,066)	(293,924)	(29,689)
Proceeds from mortgage financing	84,500	403,500	318,800
Distributions paid	(77,716)	(76,233)	(69,481)
Proceeds from issuance of shares, net of offering costs	45,160	46,257	42,610
Repurchase of shares	(33,016)	(17,478)	(7,468)
Repayment of note payable to affiliate	(29,198)	—	(25,000)
Repayment of Senior Credit Facility	(22,785)	(27,215)	—
Distributions to noncontrolling interests	(9,767)	(17,005)	(10,121)
Deferred financing costs	(1,919)	(4,163)	(4,837)
Deposits released for mortgage financing	1,610	4,080	2,014
Deposits for mortgage financing	(1,510)	(1,970)	(4,224)
Scheduled payments of loan	(315)	(76)	—
Contributions from noncontrolling interests	200	—	86,362
Withholding on restricted stock units	(126)	(116)	(90)
Purchase of interest rate caps	(11)	(74)	(300)
Proceeds from Senior Credit Facility	—	30,000	20,000
Purchase of membership interest from noncontrolling interest (Note 11)	—	(21,121)	—
Defeasance premium and related costs on mortgage refinancing	—	(4,133)	—
Termination of interest rate swap	—	(1,221)	—
Proceeds from loan	—	1,000	—
Net Cash (Used in) Provided by Financing Activities	(41,124)	20,108	343,576

Change in Cash During the Year
Net decrease in cash	(13,768)	(21,350)	(247,699)
Cash, beginning of year	61,762	83,112	330,811
Cash, end of year	$47,994	$61,762	$83,112

CWI 2017 10-K – 62

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

Supplemental Cash Flow Information (in thousands):

	Years Ended December 31,
	2017	2016	2015
Interest paid, net of amounts capitalized	$63,556	$62,754	$53,067
Income taxes paid	$3,977	$8,154	$8,522

See Notes to Consolidated Financial Statements.

CWI 2017 10-K – 63

CAREY WATERMARK INVESTORS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Offering

Organization

Carey Watermark Investors Incorporated, or CWI, together with its consolidated subsidiaries, is a publicly owned, non‑listed real estate investment trust, or REIT, that invests in, manages and seeks to enhance the value of, interests in lodging and lodging-related properties in the United States. We conduct substantially all of our investment activities and own all of our assets through CWI OP, LP, or the Operating Partnership. We are a general partner and a limited partner of, and own a 99.985% capital interest in, the Operating Partnership. Carey Watermark Holdings, LLC, or Carey Watermark Holdings, which is owned indirectly by both W. P. Carey Inc., or WPC, and Watermark Capital Partners, LLC, or Watermark Capital Partners, holds a special general partner interest in the Operating Partnership.

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

We held ownership interests in 31 hotels at December 31, 2017, including 27 hotels that we consolidate, or our Consolidated Hotels, and four hotels that we record as equity investments, or our Unconsolidated Hotels, at December 31, 2017.

Public Offerings

We raised $575.8 million through our initial public offering, which ran from September 15, 2010 through September 15, 2013, and $577.4 million through our follow-on offering, which ran from December 20, 2013 through December 31, 2014. In addition, from inception through December 31, 2017, $169.8 million of distributions were reinvested in our common stock as a result of our distribution reinvestment plan, or DRIP. We have fully invested the proceeds from both our initial public offering and follow-on offering.

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

CWI 2017 10-K – 64

Notes to Consolidated Financial Statements

Impairments

We periodically assess whether there are any indicators that the value of our long-lived real estate and related intangible assets may be impaired or that their carrying value may not be recoverable. These impairment indicators include, but are not limited to, when a hotel property experiences a current or projected loss from operations, when it becomes more likely than not that a hotel property will be sold before the end of its useful life, or when there are adverse changes in the demand for lodging due to declining national or local economic conditions. We may incur impairment charges on long-lived assets, including real estate, related intangible assets, assets held for sale and equity investments. Our policies and estimates for evaluating whether these assets are impaired are presented below.

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

CWI 2017 10-K – 65

Notes to Consolidated Financial Statements

At both December 31, 2017 and 2016, we considered five entities to be VIEs, four of which we consolidated as we are considered the primary beneficiary. The following table presents a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets (in thousands):

	December 31,
	2017	2016
Net investments in hotels	$501,287	$518,335
Intangible assets, net	38,649	39,451
Total assets	579,807	587,608

Non-recourse debt, net	$341,563	$341,082
Total liabilities	373,548	372,991

Out-of-Period Adjustment — During the third quarter of 2016, we identified and recorded an out-of-period adjustment related to a difference between the tax basis and financial reporting basis of certain villa/condo rental management agreements that were entered into upon the acquisition of two hotels during the second quarter of 2015, which resulted in a deferred tax liability. We concluded that this adjustment was not material to our consolidated financial statements for the year ended December 31, 2016 or prior periods presented. The adjustment is reflected as an increase of $4.9 million to Net investments in hotels and a corresponding increase to Accounts payable, accrued expenses and other liabilities in the consolidated balance sheet as of December 31, 2016.

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

CWI 2017 10-K – 66

Notes to Consolidated Financial Statements

Other Assets and Liabilities — At both December 31, 2017 and 2016, Other assets consists primarily of prepaid expenses, deposits, hotel inventories, deferred tax asset and derivative assets in the consolidated financial statements. At both December 31, 2017 and 2016, Other liabilities consists primarily of hotel advance deposits, straight-line rent, sales use and occupancy taxes payable, intangible liabilities, unamortized key money, deferred tax liabilities, asset retirement obligations, accrued income taxes and derivative liabilities. At December 31, 2017, Other liabilities also includes business interruption insurance advances that have been received, but for which the claim has not been settled.

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

CWI 2017 10-K – 67

Notes to Consolidated Financial Statements

The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. In accordance with fair value measurement guidance, counterparty credit risk is measured on a net portfolio position basis.

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

Significant judgment is required in determining our tax provision and in evaluating our tax positions. We establish tax reserves based on a benefit recognition model, which could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, we recognize the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon settlement. We derecognize the tax position when it is no longer more likely than not of being sustained.

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

We recognize deferred income taxes in certain of our subsidiaries taxable in the United States. Deferred income taxes are generally the result of temporary differences (items that are treated differently for tax purposes than for U.S. generally accepted accounting principles, or GAAP, purposes as described in Note 13). In addition, deferred tax assets arise from unutilized tax net operating losses, generated in prior years. Deferred income taxes are computed under the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial bases of assets and liabilities. We provide a valuation allowance against our deferred income tax assets when we believe that it is more likely than not that all or some portion of the deferred income tax asset may not be realized. Whenever a change in circumstances causes a change in the estimated realizability of the related deferred income tax asset, the resulting increase or decrease in the valuation allowance is included in deferred income tax expense (benefit).

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

CWI 2017 10-K – 68

Notes to Consolidated Financial Statements

Income or Loss Attributable to Noncontrolling Interests — Earnings attributable to noncontrolling interests are recognized in accordance with each respective investment agreement and, where applicable, based upon the allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period.

Income (Loss) Per Share — We have a simple equity capital structure with only common stock outstanding. As a result, income (loss) per share, as presented, represents both basic and dilutive per-share amounts for all periods presented in the consolidated financial statements.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Recent Accounting Requirements

The following Accounting Standards Updates, or ASUs, promulgated by the Financial Accounting Standards Board, or FASB, are applicable to us:

Pronouncement Adopted as of December 31, 2017

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

Pronouncements to be Adopted after December 31, 2017

In May 2014, the FASB, issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model that changes the basis for deciding when revenue is recognized over time or at a point in time and expands the disclosures about revenue. The new guidance also applies to sales of real estate and the new principles-based approach is largely based on the transfer of control of the real estate to the buyer. We adopted this guidance for our interim and annual periods beginning January 1, 2018 using the modified retrospective method. We performed a comprehensive evaluation of the impact of the new standard across our revenue streams, and determined that the timing of revenue recognition and its classification in our consolidated financial statements will remain substantially unchanged, however, additional disclosures will be required as a result of implementation.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Additionally, the new standard requires extensive quantitative and qualitative disclosures. The new standard must be adopted using a modified retrospective transition of the new guidance and provides for certain practical expedients. Transition will require application of the new model at the beginning of the earliest comparative period presented. We will adopt this guidance for our interim and annual periods beginning January 1, 2019. We have not yet completed our analysis on this new standard, but we believe the application of the new standard will result in the recording of a right-of-use asset and a lease liability on the consolidated balance sheet for each of our ground leases at fair value upon adoption.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 intends to reduce diversity in practice for certain cash flow classifications, including, but not limited to (i) debt prepayment or debt extinguishment costs, (ii) contingent consideration payments made after a business combination, (iii) proceeds from the settlement of insurance claims, (iv) distributions received from equity method investees and (v) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 will be effective for

CWI 2017 10-K – 69

Notes to Consolidated Financial Statements

public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early application of the guidance permitted. We adopted this guidance for our interim and annual periods beginning January 1, 2018. The adoption of ASU 2016-15 is not expected to have a material quantitative impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 intends to reduce diversity in practice for the classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We adopted this guidance for our interim and annual periods beginning January 1, 2018. The adoption of ASU 2016-18 is expected to have a material quantitative impact on our consolidated financial statements, however the qualitative impact is expected to be minimal.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions across all industries. The guidance is effective for annual reporting periods beginning after December 15, 2017, and the interim periods within those annual periods. We adopted this guidance for our interim and annual periods beginning January 1, 2018. We expect that certain future hotel acquisitions may be considered asset acquisitions rather than business combinations, which would affect the capitalization of acquisition costs (such costs are expensed for business combinations and capitalized for asset acquisitions).

In February 2017, the FASB issued ASU 2017-05, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). ASU 2017-05 clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments define the term “in substance nonfinancial asset,” in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. If substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of Subtopic 610-20. This amendment also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent company may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. ASU 2017-05 is effective for periods beginning after December 15, 2017, with early application permitted for fiscal years beginning after December 15, 2016. We adopted this guidance for our interim and annual periods beginning January 1, 2018. The adoption of ASU 2016-18 is not expected to have a material impact on our consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess hedge effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. ASU 2017-12 will be effective in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are in the process of evaluating the impact of adopting ASU 2017-12 on our consolidated financial statements, and expect to adopt the standard for the fiscal year beginning January 1, 2019.

Note 3. Agreements and Transactions with Related Parties

Agreements with our Advisor and Affiliates

We have an advisory agreement with our Advisor, which we refer to herein as the Advisory Agreement, to perform certain services for us under a fee arrangement, including managing our overall business, our investments, and certain administrative duties. The Advisory Agreement has a term of one year and may be renewed for successive one-year periods. Our Advisor also has a subadvisory agreement with the Subadvisor, which we refer to herein as the Subadvisory Agreement, whereby our Advisor pays 20% of its fees earned under the Advisory Agreement to the Subadvisor in return for certain personnel services.

The following tables present a summary of fees we paid; expenses we reimbursed and distributions we made to our Advisor, the Subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

	Years Ended December 31,
	2017	2016	2015
Amounts Included in the Consolidated Statements of Operations
Asset management fees	$14,499	$14,120	$11,757
Available Cash Distributions	7,459	9,445	7,122
Personnel and overhead reimbursements	5,870	6,645	7,255
Interest expense	715	—	25
Disposition fees (Note 4)	225	—	—
Acquisition fees	—	2,158	15,779
	$28,768	$32,368	$41,938

Other Transaction Fees Incurred
Capitalized acquisition fees for equity method investments (a) (Note 5)	$4,131	$—	$1,915
Capitalized loan refinancing fees	620	806	475
Advisor fee for purchase of membership interest (Note 11)	—	527	—
Capitalized acquisition fees for asset acquisition	—	29	—
Offering costs	—	—	171
	$4,751	$1,362	$2,561
___________

(a)	Our Advisor elected to receive 50% of the acquisition fee related to our investment in the Ritz-Carlton Bacara, Santa Barbara Venture in shares of our common stock and 50% in cash.

CWI 2017 10-K – 70

Notes to Consolidated Financial Statements

The following table presents a summary of the amounts included in Due to related parties and affiliates in the consolidated financial statements (in thousands):

	December 31,
	2017	2016
Amounts Due to Related Parties and Affiliates
Other amounts due to our Advisor	$1,282	$1,202
Reimbursable costs	1,239	1,311
Accrued interest on WPC Credit Facility	715	—
Due to CWI 2	217	—
Due to joint venture partners and other	158	115
	$3,611	$2,628

Asset Management Fees, Dispositions Fees and Loan Refinancing Fees

We pay our Advisor an annual asset management fee equal to 0.5% of the aggregate Average Market Value of our Investments, both as defined in the Advisory Agreement with our Advisor. Our Advisor is also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property, as well as a loan refinancing fee of up to 1.0% of the principal amount of a refinanced loan, if certain conditions described in the Advisory Agreement are met. If our Advisor elects to receive all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV. At our Advisor’s election, we paid our asset management fees in shares of our common stock for the year ended December 31, 2017 and in cash for the years ended December 31, 2016 and 2015. For the years ended December 31, 2017 and 2015, and $13.2 million and $1.0 million, respectively, in asset management fees were settled in shares of our common stock. The fees settled in shares during the year ended December 31, 2015 related to fees incurred during the fourth quarter of 2014. No such fees were settled in shares during the year ended December 31, 2016. At December 31, 2017, our Advisor owned 2,920,268 shares (2.1%) of our outstanding common stock. Asset management fees are included in Asset management fees to affiliate and other expenses in the consolidated financial statements.

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

Acquisition Fees to our Advisor

We pay our Advisor acquisition fees of 2.5% of the total investment cost of the properties acquired, as defined in the Advisory Agreement, described above, including on our proportionate share of equity method investments and loans originated by us. The total fees paid may not exceed 6% of the aggregate contract purchase price of all investments and loans, as measured over a period specified by the Advisory Agreement.

CWI 2017 10-K – 71

Notes to Consolidated Financial Statements

Other Amounts Due to our Advisor

This balance primarily represented asset management fees payable to our Advisor.

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

WPC Credit Facility

During the third quarter of 2017, our board of directors and the board of directors of WPC approved secured loans from WPC to us of up to $100.0 million for acquisition funding purposes and $25.0 million for working capital purposes. On September 26, 2017, we entered into a secured credit facility, or the WPC Credit Facility, with our Operating Partnership as borrower and WPC as lender. The WPC Credit Facility consists of (i) a bridge term loan of $75.0 million, or the Bridge Loan, for the purpose of acquiring an interest in the Ritz-Carlton Bacara, Santa Barbara Venture (Note 5) and (ii) a $25.0 million revolving working capital facility, or the Working Capital Facility, to be used for our working capital needs. The Working Capital Facility replaced the WPC Line of Credit, which had an outstanding principal balance of $22.8 million on that date and a maturity date of March 22, 2018. Unless the Advisory Agreement expires or is terminated, the Bridge Loan and Working Capital Facility are scheduled to mature on June 30, 2018 and December 31, 2018, respectively. We can request a three month extension of the Bridge Loan, which WPC may grant in its sole discretion. Both loans bear interest at LIBOR plus 1.0%; provided however, that upon the occurrence of certain events of default (as defined in the loan agreement), all outstanding amounts will be subject to a 2% annual interest rate increase. We serve as guarantor of the WPC Credit Facility and have pledged our unencumbered equity interests in certain properties as collateral, as further described in the pledge and security agreement entered into between the borrower and lender. On September 27, 2017, the Operating Partnership drew down $75.0 million from the Bridge Loan to acquire our interest in the Ritz-Carlton Bacara, Santa Barbara. During the fourth quarter of 2017, we repaid a total of $14.2 million towards the Bridge Loan and $15.0 million towards the Working Capital Facility.

The WPC Credit Facility includes various customary affirmative and negative covenants. We were in compliance with all applicable covenants at December 31, 2017.

At December 31, 2017, the outstanding balances under the Bridge Loan and Working Capital Facility were $60.8 million and $7.8 million, respectively, with $17.2 million available to be drawn on the Working Capital Facility. On January 16, 2018, we borrowed $10.0 million from WPC under the Working Capital Facility (Note 15) and on February 15, 2018, we repaid $20.0 million towards the Bridge Loan and $17.0 million towards the Working Capital Facility (Note 15).

Jointly-Owned Investments

At December 31, 2017, we owned interests in three jointly-owned investments with CWI 2: the Ritz-Carlton Key Biscayne, a Consolidated Hotel, and the Marriott Sawgrass Golf Resort & Spa and the Ritz-Carlton Bacara, Santa Barbara, both Unconsolidated Hotels. A third-party also owns an interest in the Ritz-Carlton Key Biscayne.

CWI 2017 10-K – 72

Notes to Consolidated Financial Statements

Note 4. Net Investments in Hotels

Net investments in hotels are summarized as follows (in thousands):

	December 31,
	2017	2016
Buildings	$1,554,798	$1,670,895
Land	359,383	380,970
Furniture, fixtures and equipment	123,595	122,155
Building and site improvements	122,273	89,667
Construction in progress	12,691	26,855
Hotels, at cost	2,172,740	2,290,542
Less: Accumulated depreciation	(227,616)	(176,423)
Net investments in hotels	$1,945,124	$2,114,119

During the years ended December 31, 2017 and 2016, we retired fully depreciated furniture, fixtures and equipment aggregating $11.8 million and $12.2 million, respectively.

Weather-Related Disruption

Hurricane Irma made landfall in September 2017, impacting five of our Consolidated Hotels; Hawks Cay Resort, Marriott Boca Raton at Boca Center, Ritz-Carlton Key Biscayne, Ritz-Carlton Fort Lauderdale and Staybridge Suites Savannah Historic District. All five hotels sustained damage and all except for Marriott Boca Raton at Boca Center, which was sold during the first quarter of 2018 (Note 15), were forced to close for a period of time. Additionally, in October 2017, as a result of evacuations caused by wildfires in the Northern California region, the Fairmont Sonoma Inn & Spa was closed for six days, resulting in lost revenue. During the year ended December 31, 2017, we recognized a loss of $7.0 million in our consolidated financial statements as a result of hurricane-related damage and disruptions, which is presented below, representing, in the aggregate, the property damage insurance deductible on certain hotels and our best estimate of uninsured losses for the remaining hotels that have not yet reached their property damage insurance deductible as of December 31, 2017.

(in thousands)	Year Ended
December 31, 2017
Write-off of Fixed assets	$25,346
Write-off of Inventory	445
Remediation work performed	14,286
Property damage insurance advances received	(18,302)
Property damage insurance receivables	(14,767)
$7,008

As of December 31, 2017, we have received business interruption insurance proceeds of $9.0 million and have recorded a corresponding payable within Accounts payable, accrued expenses and other liabilities in our consolidated financial statements as of December 31, 2017 as the claims have not yet been settled.

We are still assessing the impact of the hurricane on our hotels, and the final net book value write-offs could vary significantly from our estimate and additional remediation work may be performed. Any changes to property damage estimates will be recorded in the periods in which they are determined, and any additional remediation work will be recorded in the periods in which it is performed.

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

CWI 2017 10-K – 73

Notes to Consolidated Financial Statements

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

At December 31, 2017, we had three properties classified as held for sale. These properties were disposed of subsequent to December 31, 2017 (Note 15).

Below is a summary of our assets and liabilities held for sale (in thousands):

	December 31,
	2017	2016
Net investments in hotels	$104,062	$32,300
Restricted cash	3,293	2,089
Accounts receivable	681	169
Other assets	377	465
Intangible assets, net	4	—
Assets held for sale	$108,417	$35,023

Non-recourse debt, net attributable to Assets held for sale	$71,887	$26,560

Accounts payable, accrued expenses and other liabilities	2,889	789
Due to related parties and affiliates	—	8
Other liabilities held for sale	$2,889	$797

Construction in Progress

At December 31, 2017 and 2016, construction in progress, recorded at cost, was $12.7 million and $26.9 million, respectively, and related primarily to renovations at the Marriott Raleigh City Center, the Equinox, a Luxury Collection Golf Resort & Spa, the Sheraton Austin Hotel at the Capitol and the Ritz-Carlton Fort Lauderdale at December 31, 2017, and renovations at the Ritz-Carlton Key Biscayne and the Westin Pasadena at December 31, 2016 (Note 10). We capitalize interest expense and certain other costs, such as property taxes, property insurance, utilities expense and hotel incremental labor costs, related to hotels undergoing major renovations. During the years ended December 31, 2017 and 2016, we capitalized $1.3 million and $2.1 million, respectively, of such costs. At December 31, 2017, 2016 and 2015, accrued capital expenditures were $6.0 million, $2.3 million and $12.6 million, respectively, representing non-cash investing activity.

Asset Retirement Obligation

We have recorded an asset retirement obligation for the removal of asbestos and environmental waste in connection with three of our Consolidated Hotels. We estimated the fair value of the asset retirement obligation based on the estimated economic life of the hotel and the estimated removal costs. The liability was discounted using the weighted-average interest rate on the associated fixed-rate mortgage loan at the time the liability was incurred. At December 31, 2017 and 2016, our asset retirement obligation was $1.5 million and $1.4 million, respectively, and is included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

2016 Acquisition

On February 17, 2016, we acquired a 100% interest in the Equinox, a Luxury Collection Golf Resort & Spa, or the Equinox, which includes real estate and other hotel assets, net of assumed liabilities, totaling $74.2 million. This acquisition was considered to be a business combination. In connection with this acquisition, we expensed acquisition costs of $4.0 million (of which $3.7 million was expensed during the year ended December 31, 2016 and $0.3 million was expensed during the year ended December 31, 2015), including acquisition fees of $2.2 million paid to our Advisor. We obtained a non-recourse mortgage loan on the property of $46.5 million upon acquisition (Note 9). Subsequently, on August 26, 2016, we acquired a single-family residence adjacent to the hotel for a purchase price of $0.8 million, which we renovated to create additional

CWI 2017 10-K – 74

Notes to Consolidated Financial Statements

available rooms and event space at the resort. This acquisition was considered to be an asset acquisition. In connection with this acquisition, we capitalized acquisition costs of $0.2 million, including acquisition fees paid to our Advisor of less than $0.1 million.

The following tables present a summary of assets acquired and liabilities assumed in this business combination at the date of acquisition, and revenues and earnings thereon since the date of acquisition through December 31, 2016 (in thousands):

Equinox (a)
Acquisition Date	February 17, 2016
Cash consideration	$74,224
Assets acquired at fair value:
Land	$14,800
Building and site improvements	59,219
Furniture, fixtures and equipment	1,100
Accounts receivable	534
Other assets	854
Liabilities assumed at fair value:
Accounts payable, accrued expenses and other liabilities	(2,283)
Net assets acquired at fair value	$74,224

From Acquisition Date through December 31, 2016
Revenues	$18,621
Net income	$2,670
___________

(a)	Excludes the asset adjacent to this hotel that was acquired on August 26, 2016, which was not considered a business combination.

Pro Forma Financial Information

The following unaudited consolidated pro forma financial information presents our financial results as if our acquisitions, which are accounted for as business combinations, that we completed during the year ended December 31, 2015, and the new financings related to these acquisitions, had occurred on January 1, 2014. The pro forma financial information is not necessarily indicative of what the actual results would have been had the acquisitions actually occurred on January 1, 2014, nor does it purport to represent the results of operations for future periods. Our acquisition of the Equinox hotel completed during the year ended December 31, 2016 was not deemed significant for pro forma purposes and therefore, the pro forma results for this acquisition are not included in the following pro forma financial information.

(Dollars in thousands, except per share amounts)

Year Ended December 31, 2015
Pro forma total revenues	$634,923

Pro forma net loss	$(3,337)
Pro forma income attributable to noncontrolling interests	(1,570)
Pro forma loss attributable to CWI stockholders	$(4,907)
Pro forma loss per share:
Basic and diluted pro forma net loss attributable to CWI stockholders	$(0.04)
Basic and diluted pro forma weighted-average shares outstanding	131,296,033

CWI 2017 10-K – 75

Notes to Consolidated Financial Statements

The pro forma weighted-average shares outstanding were determined as if the number of shares issued in our public offerings in order to raise the funds used for our Consolidated Hotel acquisitions that we completed during the years ended December 31, 2015 were issued on January 1, 2014. All acquisition costs for our acquisitions completed during the year ended December 31, 2015 are presented as if they were incurred on January 1, 2014.

Note 5. Equity Investments in Real Estate

At December 31, 2017, we owned equity interests in four Unconsolidated Hotels, two with unrelated third parties and two with CWI 2. We do not control the ventures that own these hotels, but we exercise significant influence over them. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to our Advisor that we incur and other-than-temporary impairment charges, if any).

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

Ritz-Carlton Bacara, Santa Barbara Venture Acquisition

On September 28, 2017, we formed a tenancy-in-common venture with CWI 2 to acquire the Bacara Resort & Spa for $380.0 million. We own a 40% interest in the venture and CWI 2 owns a 60% interest. Upon acquisition, the hotel was rebranded as the Ritz-Carlton Bacara, Santa Barbara and the manager was changed to Marriott International. The venture meets the definition of joint control as all decisions with respect to the ownership, management and operation of the hotel must be made on a unanimous basis between the two parties; therefore, we have accounted for our interest in this investment under the equity method of accounting. The venture obtained debt comprised of a $175.0 million senior mortgage loan with a floating annual interest rate of LIBOR plus 2.8% and a $55.0 million mezzanine loan with a floating annual interest rate of LIBOR plus 5.8%, both subject to interest rate caps. Both loans have maturity dates of September 28, 2021, with one-year extension options. Our initial investment in this venture, which represents our share of the purchase price and capitalized costs, including fees paid to our Advisor, was $66.3 million at acquisition. We capitalized our share of acquisition costs totaling $4.7 million, including acquisition fees of $4.1 million paid to our Advisor. Our Advisor has elected to receive 50% of its acquisition fees in shares of our common stock and 50% in cash, which was approved by our board of directors. For the year ended December 31, 2017, $2.1 million in acquisitions fees were settled in shares of our common stock.

Westin Atlanta Venture Disposition

On October 19, 2017, the Westin Atlanta Venture sold the Westin Atlanta Perimeter North to an unaffiliated third-party for a contractual sales price of $85.5 million. We owned a 57% interest in the venture and received net proceeds of approximately $25.9 million from the sale. We recognized a gain on sale of $21.6 million, which is included in Equity in earnings of equity method investments in real estate, in the consolidated statement of operations.

Hurricane-Related Disruption

The Marriott Sawgrass Golf Resort & Spa was impacted by Hurricane Irma when it made landfall in September 2017. The hotel sustained damage and was forced to close for a period of time.

As of December 31, 2017, the estimated net book value of the property damage written-off by the Marriott Sawgrass Golf Resort & Spa Venture was $4.9 million.  In addition, there was $1.5 million of remediation work that had been performed as of December 31, 2017. The venture recorded a corresponding accrued receivable of $3.7 million for estimated insurance proceeds related to the net book value of the property damage written-off and the remediation work performed. The net impact to the Marriott Sawgrass Golf Resort & Spa Venture was $2.7 million, representing in the aggregate, the property damage insurance deductible on two areas of the resort and our best estimate of uninsured losses for one area of the resort that has not yet reached its property damage insurance deductible.

CWI 2017 10-K – 76

Notes to Consolidated Financial Statements

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

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these ventures are affected by the timing and nature of distributions (dollars in thousands):

Unconsolidated Hotels	State	Number of Rooms	% Owned	Acquisition Date	Hotel Type	Carrying Value at December 31,
						2017	2016
Ritz-Carlton Bacara, Santa Barbara Venture (a) (b)	CA	358	40%	9/28/2017	Resort	$65,126	$—
Ritz-Carlton Philadelphia Venture (c)	PA	301	60%	5/15/2015	Full-service	38,469	38,261
Marriott Sawgrass Golf Resort & Spa Venture (d) (e)	FL	514	50%	4/1/2015	Resort	27,162	31,208
Hyatt Centric French Quarter Venture (f)	LA	254	80%	9/6/2011	Full-service	587	664
Westin Atlanta Venture (g) (h)	GA	372	57%	10/3/2012	Full-service	—	5,795
		1,799				$131,344	$75,928
___________

(a)	This investment represents a tenancy-in-common interest; the remaining 60% interest is owned by CWI 2.

(b)	No cash distributions were received from this investment during the year ended December 31, 2017.

(c)	We received cash distributions of $2.5 million from this investment during the year ended December 31, 2017.

(d)
This investment is considered a VIE (Note 2). We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence but does not give us power over decisions that significantly affect the economic performance of the entity.

(e)	We received cash distributions of $3.3 million from this investment during the year ended December 31, 2017.

(f)	We received cash distributions of $1.0 million from this investment during the year ended December 31, 2017.

(g)	We received cash distributions of $2.2 million from this investment during the year ended December 31, 2017.

(h)	On October 19, 2017, the venture sold the Westin Atlanta Perimeter North to an unaffiliated third-party.

The following table sets forth our share of equity in earnings from our Unconsolidated Hotels, which are based on the hypothetical liquidation at book value model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Years Ended December 31,
Venture	2017	2016	2015
Westin Atlanta Venture (a)	$22,302	$860	$(372)
Ritz-Carlton Bacara, Santa Barbara Venture	(2,824)	—	—
Ritz-Carlton Philadelphia Venture	2,710	3,042	1,960
Hyatt Centric French Quarter Venture	776	701	660
Marriott Sawgrass Golf Resort & Spa Venture	(761)	629	170
Total equity in earnings of equity method investments in real estate	$22,203	$5,232	$2,418
___________

(a)	Included in our share of equity in earnings for the year ended December 31, 2017 is the gain on sale of $21.6 million.

No other-than-temporary impairment charges related to our investments in these ventures were recognized during the years ended December 31, 2017, 2016 or 2015.

At December 31, 2017 and 2016, the unamortized basis differences on our equity investments were $7.2 million and $3.3 million, respectively. Net amortization of the basis differences reduced the carrying values of our equity investments by $0.2 million for each of the years ended December 31, 2017, 2016 and 2015.

CWI 2017 10-K – 77

Notes to Consolidated Financial Statements

The following tables present combined summarized financial information of our equity method investment entities. Amounts provided are the total amounts attributable to the ventures since our respective dates of acquisition and do not represent our proportionate share (in thousands):

	2017				2016			2015
	Total	Ritz-Carlton Philadelphia Venture	Ritz-Carlton Bacara, Santa Barbara Venture (a)	Other Equity Method Investments (b)	Total	Ritz-Carlton Philadelphia Venture	Other Equity Method Investments (c)	Total	Ritz-Carlton Philadelphia Venture (d)	Other Equity Method Investments (c)
Balance Sheet – As of December 31,
Real estate, net	$631,876	$94,650	$367,035	$170,191	$324,205	$100,016	$224,189	$309,481	$95,029	$214,452
Other assets	64,503	7,967	32,696	23,840	55,276	7,814	47,462	64,444	15,373	49,071
Total assets	696,379	102,617	399,731	194,031	379,481	107,830	271,651	373,925	110,402	263,523
Debt	393,539	57,705	226,636	109,198	204,132	58,575	145,557	190,602	55,000	135,602
Other liabilities	55,827	8,149	20,784	26,894	37,224	7,652	29,572	31,946	6,918	25,028
Total liabilities	449,366	65,854	247,420	136,092	241,356	66,227	175,129	222,548	61,918	160,630
Members’ equity	247,013	36,763	152,311	57,939	138,125	41,603	96,522	151,377	48,484	102,893
Percentage of ownership in equity investee		60%	40%			60%			60%
Pro-rata equity carrying value	113,036	22,058	60,924	30,054	76,587	24,962	51,625	84,420	29,090	55,330
Basis differential adjustment	6,494	1,705	4,202	587	3,272	1,785	1,487	3,523	1,865	1,658
HLBV adjustment	11,814	14,706	—	(2,892)	(3,931)	11,514	(15,445)	(8,042)	7,370	(15,412)
Carrying value	$131,344	$38,469	$65,126	$27,749	$75,928	$38,261	$37,667	$79,901	$38,325	$41,576

	2017				2016			2015
	Total	Ritz-Carlton Philadelphia Venture	Ritz-Carlton Bacara, Santa Barbara Venture (a)	Other Equity Method Investments (c)	Total	Ritz-Carlton Philadelphia Venture	Other Equity Method Investments (c)	Total	Ritz-Carlton Philadelphia Venture (d)	Other Equity Method Investments (c)
Income Statement – For the year ended December 31,
Hotel revenues	$146,804	$40,626	$15,269	$90,909	$128,071	$36,054	$92,017	$100,155	$24,126	$76,029
Hotel operating expenses	139,071	39,694	18,906	80,471	117,514	36,714	80,800	90,478	22,221	68,257
Other operating expenses	413	136	52	225	437	239	198	2,090	1,933	157
Other income and (expenses) (e)	5,928	(2,961)	(3,163)	12,052	(8,116)	(2,210)	(5,906)	(7,510)	(1,306)	(6,204)
Provision for income taxes	(894)	—	(208)	(686)	(1,482)	(434)	(1,048)	(492)	(240)	(252)
Net income (loss)	12,354	(2,165)	(7,060)	21,579	522	(3,543)	4,065	(415)	(1,574)	1,159
Percentage of ownership in equity investee		60%	40%			60%			60%
Pro-rata equity in earnings (losses) of equity method investments in real estate (f)	8,320	(1,299)	(2,824)	12,443	382	(2,126)	2,508	34	(944)	978
Basis differential adjustment	(233)	(80)	—	(153)	(252)	(80)	(172)	(166)	(50)	(116)
HLBV adjustment	14,116	4,089	—	10,027	5,102	5,248	(146)	2,550	2,954	(404)
Equity in earnings (losses) of equity method investments in real estate	$22,203	$2,710	$(2,824)	$22,317	$5,232	$3,042	$2,190	$2,418	$1,960	$458
___________

(a)	We purchased our 40% interest in this venture on September 28, 2017.

(b)	Includes the Hyatt Centric French Quarter Venture and the Marriott Sawgrass Golf Resort & Spa Venture.

CWI 2017 10-K – 78

Notes to Consolidated Financial Statements

(c)	Includes the Hyatt Centric French Quarter Venture, the Westin Atlanta Venture and the Marriott Sawgrass Golf Resort & Spa Venture.

(d)	We purchased our 60% interest in this venture on May 15, 2015.

(e)	Other income and (expenses) for the year ended December 31, 2017 includes a gain on sale of investment of $21.6 million, related to the Westin Atlanta Venture.

(f)	For the equity investments noted in footnotes (b) and (c), our respective ownership interest in each investment was applied to the results of each individual venture.

Note 6. Intangible Assets and Liabilities

Intangible assets and liabilities, included in Intangible assets, net and Accounts payable, accrued expenses and other liabilities, respectively, in the consolidated financial statements, are summarized as follows (dollars in thousands):

		December 31, 2017			December 31, 2016
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Villa/condo rental programs	45 – 55	$72,400	$(5,015)	$67,385	$72,400	$(3,510)	$68,890
Below-market hotel ground leases and parking garage lease	10 – 93	11,655	(726)	10,929	11,655	(531)	11,124
In-place leases	8 – 21	135	(63)	72	235	(132)	103
Total intangible assets, net		$84,190	$(5,804)	$78,386	$84,290	$(4,173)	$80,117

Finite-Lived Intangible Liability
Above-market hotel ground lease	85	$(2,100)	$89	$(2,011)	$(2,100)	$64	$(2,036)

Net amortization of intangibles was $1.7 million, $1.7 million and $1.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. Amortization of the villa/condo rental programs and in-place lease intangibles are included in Depreciation and amortization, and amortization of below-market hotel ground lease, below-market hotel parking garage lease and above-market hotel ground lease intangibles are included in Property taxes, insurance, rent and other in the consolidated financial statements.

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

CWI 2017 10-K – 79

Notes to Consolidated Financial Statements

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the years ended December 31, 2017 or 2016. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our non-recourse debt, net, which we have classified as Level 3, had a carrying value of $1.4 billion and $1.5 billion, and an estimated fair value of $1.4 billion and $1.5 billion, at December 31, 2017 and 2016, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both December 31, 2017 and 2016.

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

2016 — During the year ended December 31, 2016, we recognized impairment charges totaling $4.1 million on three properties with an aggregate fair value measurement of $33.0 million in order to reduce the carrying value of the properties to their estimated fair values. We did not recognize any impairment charges during the year ended December 31, 2017.

2015 — During the year ended December 31, 2015, we recognized an impairment charge of $6.1 million on a property with a fair value measurement of $8.0 million in order to reduce the carrying value of the property to its estimated fair value.

CWI 2017 10-K – 80

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

The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at December 31,		Liability Derivatives Fair Value at December 31,
	Balance Sheet Location	2017	2016	2017	2016
Interest rate caps	Other assets	$1	$51	$—	$—
Interest rate swaps	Other assets	—	48	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(2)	(2)
		$1	$99	$(2)	$(2)

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements. At both December 31, 2017 and 2016, no cash collateral had been posted nor received for any of our derivative positions.

We recognized unrealized losses of $0.1 million, $1.1 million and $2.6 million in Other comprehensive income (loss) on derivatives in connection with our interest rate swaps and caps during the years ended December 31, 2017, 2016 and 2015, respectively.

We reclassified $0.6 million, $1.0 million and $1.6 million from Other comprehensive income (loss) on derivatives into Interest expense during the years ended December 31, 2017, 2016 and 2015, respectively.

Amounts reported in Other comprehensive income (loss) related to interest rate swaps and caps will be reclassified to Interest expense as interest expense is incurred on our variable-rate debt. At December 31, 2017, we estimated that an additional $0.5 million, inclusive of amounts attributable to noncontrolling interests of less than $0.1 million, will be reclassified as Interest expense during the next 12 months related to our interest rate swaps and caps.

CWI 2017 10-K – 81

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

The interest rate swap and caps that we had outstanding on our Consolidated Hotels at December 31, 2017 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of Instruments	Notional Amount	Fair Value at
Interest Rate Derivatives			December 31, 2017
Interest rate caps	7	$279,548	$1
Interest rate swap	1	47,180	(2)
			$(1)

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of December 31, 2017. At December 31, 2017, both our total credit exposure and the maximum exposure to any single counterparty were less than $0.1 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At December 31, 2017, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was less than $0.1 million at both December 31, 2017 and 2016, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at either December 31, 2017 or 2016, we could have been required to settle our obligations under these agreements at their aggregate termination value of less than $0.1 million.

Note 9. Debt

Non-Recourse Debt

Our non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of hotel properties. The following table presents the non-recourse debt, net on our Consolidated Hotel investments (dollars in thousands):

			Carrying Amount at December 31,
	Interest Rate Range	Current Maturity Date Range (a)	2017	2016
Fixed rate	3.6% – 6.5%	3/2018 – 4/2024	$1,082,367	$1,084,987
Variable rate (b)	3.6% – 8.6%	4/2018 – 12/2020	338,546	371,165
			$1,420,913	$1,456,152
___________

(a)	Many of our mortgage loans have extension options, which are subject to certain conditions. The maturity dates in the table do not reflect the extension options.

(b)	The interest rate range presented for these mortgage loans reflect the rates in effect at December 31, 2017 through the use of an interest rate cap or swap, when applicable.

CWI 2017 10-K – 82

Notes to Consolidated Financial Statements

Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and would be triggered under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a provision were triggered, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. At December 31, 2016, the minimum debt service coverage ratio for the Holiday Inn Manhattan 6th Avenue Chelsea was not met; therefore, a cash management agreement was enacted that permits the lender to sweep the hotel’s excess cash flow. As of December 31, 2017, this ratio was still not met and the cash management agreement remained in effect. At June 30, 2017, the minimum debt service coverage ratio for the Lake Arrowhead Resort and Spa was not met; therefore we were required to fund $0.5 million into a lender held reserve account that will be released after a specified debt service coverage ratio is achieved for two consecutive quarters. We funded the required $0.5 million into the lender held reserve account during the third quarter of 2017, which is included in Restricted cash in our consolidated balance sheet. As of December 31, 2017, this ratio was still not met and the funds remained in the lender held reserve account. At September 30, 2017, the minimum debt service coverage ratio for both the senior mortgage loan and mezzanine loan for the Ritz-Carlton Fort Lauderdale were not met; therefore, we entered into a cash management agreement that permits the lender to sweep the hotel’s excess cash flow. As of December 31, 2017, this ratio was still not met and the cash management agreement remained in effect.

Covenants

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage ratios. Except as discussed above, at December 31, 2017, we were in compliance with the applicable covenants for each of our mortgage loans.

WPC Credit Facility

At December 31, 2017, we had outstanding balances under the Bridge Loan and Working Capital Facility of $60.8 million and $7.8 million, respectively, with $17.2 million available to be drawn on the Working Capital Facility. On January 16, 2018, we borrowed $10.0 million from WPC under the Working Capital Facility and on February 15, 2018, we repaid $20.0 million towards the Bridge Loan and $17.0 million towards the Working Capital Facility (Note 15). These loans are described in Note 3.

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

Mortgage Financing Activity During 2017

During the year ended December 31, 2017, we refinanced three non-recourse mortgage loans totaling $95.6 million with new non-recourse mortgage loans totaling $109.5 million, which have a weighted-average interest rate of 5.0% and a term to maturity of 4.5 years. We recognized a net loss on extinguishment of debt of less than $0.1 million on these refinancings.

Mortgage Financing Activity During 2016

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

CWI 2017 10-K – 83

Notes to Consolidated Financial Statements

Scheduled Debt Principal Payments

Scheduled debt principal payments during each of the next five calendar years following December 31, 2017 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2018 (a) (b)	$246,489
2019	148,726
2020	222,362
2021	458,253
2022	244,104
Thereafter through 2024	176,870
1,496,804
Unamortized deferred financing costs	(7,254)
Total	$1,489,550
__________

(a)
Balance includes $164.0 million of scheduled balloon payments on six consolidated mortgage loans, two of which, totaling $32.0 million, were paid in full upon disposition of the related hotels (Note 15). We currently intend to refinance these mortgage loans, although there can be no assurance that we will be able to do so on favorable terms, if at all.

(b)	Includes $60.8 million and $7.8 million of loan proceeds from the Bridge Loan and Working Capital Facility from WPC (Note 3).

Note 10. Commitments and Contingencies

At December 31, 2017, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position or results of operations.

Hotel Management Agreements

As of December 31, 2017, our Consolidated Hotel properties are operated pursuant to long-term management agreements with 12 different management companies, with initial terms ranging from five to 30 years. For hotels operated with separate franchise agreements, each management company receives a base management fee, generally ranging from 1.0% to 3.5% of hotel revenues. Four of our management agreements contain the right and license to operate the hotels under specified brands; no separate franchise agreements exist and no separate franchise fee is required for these hotels. The management agreements that include the benefit of a franchise agreement incur a base management fee equal to 3.0% of hotel revenues. The management companies are generally also eligible to receive an incentive management fee, which is typically calculated as a percentage of operating profit, either (i) in excess of projections with a cap or (ii) after the owner has received a priority return on its investment in the hotel. For the years ended December 31, 2017, 2016 and 2015, we incurred management fee expense, including amortization of deferred management fees, of $17.1 million, $18.2 million and $13.7 million, respectively.

Franchise Agreements

As of December 31, 2017, we have 12 franchise agreements with Marriott owned brands, five with Hilton owned brands, two with InterContinental Hotels owned brands and one with a Hyatt owned brand related to our Consolidated Hotels. The franchise agreements have initial terms ranging from 15 to 25 years. This number excludes four hotels that receive the benefits of a franchise agreement pursuant to management agreements, as discussed above. Also, three of our Consolidated Hotels are independent and not subject to franchise agreements. Our franchise agreements grant us the right to the use of the brand name, systems and marks with respect to specified hotels and establish various management, operational, record-keeping, accounting, reporting and marketing standards and procedures that the licensed hotel must comply with. In addition, the franchisor establishes requirements for the quality and condition of the hotel and its furniture, fixtures and equipment, and we are obligated to expend such funds as may be required to maintain the hotel in compliance with those requirements. Typically, our franchise agreements provide for a license fee, or royalty, of 3.0% to 7.0% of room revenues and, if applicable, 2.0% to 3.0% of food and beverage revenue. In addition, we generally pay 1.0% to 4.0% of room revenues as marketing and reservation system contributions for the system-wide benefit of brand hotels. Franchise fees are included in sales and marketing expense in our

CWI 2017 10-K – 84

Notes to Consolidated Financial Statements

consolidated financial statements. For the years ended December 31, 2017, 2016 and 2015, we incurred franchise fee expense, including amortization of deferred franchise fees, of $18.8 million, $20.5 million and $18.2 million, respectively.

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

At December 31, 2017, six hotels were either undergoing renovation or in the planning stage of renovations, and we currently expect that two will be completed during the first half of 2018, three will be completed during the second half of 2018 and one will be completed during the first half of 2019. The following table summarizes our capital commitments related to our Consolidated Hotels (in thousands):

	December 31,
	2017	2016
Capital commitments	$66,322	$84,325
Less: amounts paid	(34,369)	(43,179)
Unpaid commitments	31,953	41,146
Less: amounts in restricted cash designated for renovations	(23,194)	(13,136)
Unfunded commitments (a)	$8,759	$28,010
___________

(a)	Of our unfunded commitments at December 31, 2017 and 2016, approximately $0.5 million and $5.3 million, respectively, of unrestricted cash on our balance sheet was designated for renovations.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3% and 5% of the respective hotel’s total gross revenue. As of December 31, 2017 and 2016, $32.9 million and $29.3 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures, and is included in Restricted cash in the consolidated financial statements.

Ground Lease Commitments

Three of our hotels are subject to ground leases. Scheduled future minimum ground lease payments during each of the next five calendar years following December 31, 2017 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2018	$3,254
2019	3,328
2020	3,404
2021	3,482
2022	3,562
Thereafter through 2106	647,556
Total	$664,586

CWI 2017 10-K – 85

Notes to Consolidated Financial Statements

For the years ended December 31, 2017, 2016 and 2015, we recorded rent expense of $3.9 million, $3.8 million and $3.7 million, respectively, inclusive of percentage rents of $0.8 million, $0.7 million and $0.7 million, respectively, related to these ground leases, which are included in Property taxes, insurance, rent and other in the consolidated financial statements. Additionally, we recorded straight-line rent adjustment expense related to these ground leases of $5.2 million, $5.3 million and $5.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 11. Equity

Transfers from Noncontrolling Interests

On February 12, 2016, we acquired the remaining 25% interest in the Fairmont Sonoma Mission Inn & Spa Venture from an unaffiliated third party for $20.6 million, bringing our ownership interest to 100%. In connection with this transaction, we also paid a fee to our Advisor of $0.5 million. Our acquisition of the additional interest in the venture is accounted for as an equity transaction and we recorded an adjustment of approximately $16.0 million to Additional paid-in capital in our consolidated statement of equity for the year ended December 31, 2016 related to the difference between the carrying value and the purchase price. No gain or loss was recognized in the consolidated statement of operations, and the components of accumulated other comprehensive loss are proportionately reallocated to us from the noncontrolling interest as presented in the consolidated statement of equity.

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Years Ended December 31,
Gains and Losses on Derivative Instruments	2017	2016	2015
Beginning balance	$(1,128)	$(885)	$(517)
Other comprehensive loss before reclassifications	(140)	(1,084)	(2,570)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	599	970	1,600
Equity in earnings of equity method investments in real estate	232	422	525
Total	831	1,392	2,125
Net current period other comprehensive income (loss)	691	308	(445)
Net current period other comprehensive loss attributable to noncontrolling interests	(18)	372	77
Reclassification to additional-paid in capital relating to purchase of remaining 25% membership interest in Fairmont Sonoma Mission Inn & Spa venture	—	(923)	—
Ending balance	$(455)	$(1,128)	$(885)

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

	Years Ended December 31,
	2017	2016	2015
Ordinary income	$0.1875	$0.2234	$0.1550
Capital gain	0.1079	—	—
Return of capital	0.2746	0.3466	0.4000
Total distributions paid	$0.5700	$0.5700	$0.5550

CWI 2017 10-K – 86

Notes to Consolidated Financial Statements

During the fourth quarter of 2017, our board of directors declared a quarterly distribution of $0.1425 per share, which was paid on January 16, 2018 to stockholders of record on December 29, 2017, in the amount of $19.6 million.

Note 12. Share-Based Payments

We maintain the 2010 Equity Incentive Plan, which authorizes the issuance of stock-based awards to our officers, employees of the Subadvisor who perform services on our behalf, and any independent directors. The 2010 Equity Incentive Plan provides for the grant of RSUs and dividend equivalent rights. We also maintain the Directors Incentive Plan — 2010 Incentive Plan, which authorizes the issuance of shares of our common stock to our independent directors. The Directors Incentive Plan — 2010 Incentive Plan provides for the grant of RSUs and dividend equivalent rights. A maximum of 4,000,000 shares may be granted, in the aggregate, under these two plans, of which 3,714,240 shares remain available for future grants at December 31, 2017.

A summary of the RSU activity for the years ended December 31, 2017, 2016 and 2015 follows:

	The Subadvisor		Independent Directors
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2015	71,311	$10.00	—	$—
Granted	29,370	10.30	17,476	10.30
Vested (a)	(26,376)	10.00	(17,476)	10.30
Forfeited	—	—	—	—
Nonvested at January 1, 2016	74,305	10.12	—	—
Granted	41,744	10.66	16,886	10.66
Vested (a)	(35,557)	10.08	(16,886)	10.66
Forfeited	(8,663)	10.39	—	—
Nonvested at January 1, 2017 (b)	71,829	10.42	—	—
Granted	49,075	10.80	16,667	10.80
Vested (a)	(35,495)	10.31	(16,667)	10.80
Forfeited	(24,480)	10.69	—	—
Nonvested at December 31, 2017 (b)	60,929	$10.68	—	$—
___________

(a)
RSUs issued to employees of the Subadvisor generally vest over three years, subject to continued employment, and RSUs issued to independent directors vested immediately. The total fair value of shares vested was $0.4 million for each of the years ended December 31, 2017, 2016 and 2015.

(b)
We currently expect to recognize compensation expense totaling approximately $0.4 million over the vesting period. The awards to employees of the Subadvisor had a weighted-average remaining contractual term of 1.7 years at December 31, 2017.

For the years ended December 31, 2017, 2016 and 2015, we recognized share based payment expense of $0.5 million, $0.6 million and $0.5 million, respectively, associated with our awards. We have not recognized any income tax benefit in earnings for our share-based payment arrangements since the inception of our plans.

CWI 2017 10-K – 87

Notes to Consolidated Financial Statements

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

The components of our income tax provision for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Federal
Current	$2,004	$2,383	$5,363
Deferred	(2,010)	451	(384)
	(6)	2,834	4,979

State and Local
Current	382	801	1,835
Deferred	(400)	26	(47)
	(18)	827	1,788
Total (Benefit) Provision	$(24)	$3,661	$6,767

Deferred income taxes at December 31, 2017 and 2016 consist of the following (in thousands):

	At December 31,
	2017	2016
Deferred Tax Assets
Net operating loss carryforwards	$4,918	$5,725
Interest expense limitation	1,203	275
Accrued vacation payable and deferred rent	1,148	1,740
Deferred revenue — key money	304	537
Gift card liability	243	361
Other	1,145	661
Total deferred income taxes	8,961	9,299
Valuation allowance	(4,359)	(4,909)
Total deferred tax assets	4,602	4,390
Deferred Tax Liabilities
Villa rental management agreement	(5,387)	(7,240)
Other	(193)	(257)
Total deferred tax liabilities	(5,580)	(7,497)
Net Deferred Tax Liability	$(978)	$(3,107)

CWI 2017 10-K – 88

Notes to Consolidated Financial Statements

A reconciliation of the provision for income taxes with the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the periods presented is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Pre-tax (loss) income from taxable subsidiaries	$(4,443)	$4,764	$16,033

Federal provision at statutory tax rate	$(1,555)	$1,668	$5,612
Revaluation of deferred taxes due to Tax Cuts and Jobs Act (a)	1,506	—	—
Disposition of hotels	739	—	—
Valuation allowance	(550)	2,526	1,108
State and local taxes, net of federal benefit	(385)	534	1,023
Non-deductible expenses	124	102	123
Loss (income) not subject to federal tax	11	(1,239)	(1,244)
Other	86	70	145
Total (benefit) provision	$(24)	$3,661	$6,767
___________

(a)
The Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, lowered the U.S. corporate income tax rate from 35% to 21%. This amount reflects the net impact of the Tax Cuts and Jobs Act on our domestic TRSs.

The utilization of net operating losses may be subject to certain limitations under the tax laws of the relevant jurisdiction. If not utilized, our federal and state and local net operating losses will begin to expire in 2028. As of December 31, 2017 and 2016, we recorded a valuation allowance of $4.4 million and $4.9 million, respectively, related to these net operating loss carryforwards and other deferred tax assets.

The net deferred tax liability in the table above is comprised of deferred tax asset balances, net of certain deferred tax liabilities and valuation allowances, of $1.9 million and $2.1 million at December 31, 2017 and 2016, respectively, which are included in Other assets, net in the consolidated balance sheets, and other deferred tax liability balances of $2.9 million and $5.2 million at December 31, 2017 and 2016, respectively, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

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

The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2017	2016
Beginning balance	$4	$684
Addition (deduction) based on tax positions related to prior years	5	(680)
Ending balance	$9	$4

At December 31, 2017, we had unrecognized tax benefits as presented in the table above that, if recognized, would have a favorable impact on our effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2017, we had accrued interest related to uncertain tax positions of less than $0.1 million.

Our tax returns are subject to audit by taxing authorities. The statute of limitations varies by jurisdiction and ranges from three to four years. Such audits can often take years to complete and settle. The tax years 2014 through 2016 remain open to examination by the major taxing jurisdictions to which we are subject.

CWI 2017 10-K – 89

Notes to Consolidated Financial Statements

Note 14. Selected Quarterly Financial Data (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenues	$159,704	$171,354	$154,829	$143,245
Operating expenses	147,134	150,663	150,424	137,442
Net (loss) income (a)	(932)	10,073	(15,821)	10,431
(Income) loss attributable to noncontrolling interests	(4,480)	310	7,052	(1,705)
Net (loss) income attributable to CWI stockholders	$(5,412)	$10,383	$(8,769)	$8,726
Basic and diluted (loss) earnings per share attributable to CWI stockholders	$(0.04)	$0.08	$(0.06)	$0.06
Basic and diluted distributions declared per share	$0.1425	$0.1425	$0.1425	$0.1425

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenue	$155,359	$173,576	$166,865	$155,295
Operating expenses	147,301	152,822	146,671	145,461
Net (loss) income (a)	(5,545)	4,237	1,458	(7,126)
(Income) loss attributable to noncontrolling interests	(5,371)	293	3,039	262
Net (loss) income attributable to CWI stockholders	$(10,916)	$4,530	$4,497	$(6,864)
Basic and diluted (loss) earnings per share attributable to CWI stockholders	$(0.08)	$0.03	$0.03	$(0.05)
Basic and diluted distributions declared per share	$0.1425	$0.1425	$0.1425	$0.1425
___________

(a)
Results include a hurricane loss of $7.6 million for the three months ended September 30, 2017 and impairment charges of $3.7 million and $0.4 million for the three months ended June 30, 2016 and September 30, 2016, respectively.

Note 15. Subsequent Events

On January 16, 2018, we borrowed $10.0 million from WPC under the Working Capital Facility and on February 15, 2018, we repaid $20.0 million towards the Bridge Loan and $17.0 million towards the Working Capital Facility (Note 3).

On January 25, 2018, we sold our 100% ownership interest in the Marriott Boca Raton at Boca Center to an unaffiliated third-party for a contractual sales price of $76.0 million and net proceeds of approximately $35.4 million (Note 4).

On February 5, 2018, we sold our 100% ownership interests in the Hampton Inn Memphis Beale Street and Hampton Inn Atlanta Downtown to an unaffiliated third-party for a contractual sales price of $63.0 million and net proceeds of approximately $31.8 million (Note 4).

CWI 2017 10-K – 90

CAREY WATERMARK INVESTORS INCORPORATED
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2017, 2016, and 2015
(in thousands)

Description	Balance at Beginning of Year	Other Additions	Deductions	Balance at End of Year
Year Ended December 31, 2017
Valuation reserve for deferred tax assets	$4,909	$1,376	$(1,926)	$4,359

Year Ended December 31, 2016
Valuation reserve for deferred tax assets	$1,913	$3,198	$(202)	$4,909

Year Ended December 31, 2015
Valuation reserve for deferred tax assets	$805	$1,120	$(12)	$1,913

CWI 2017 10-K – 91

CAREY WATERMARK INVESTORS INCORPORATED
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (a)	Increase (Decrease) In Net Investments (b)	Gross Amount at which Carried at Close of Period (c)						Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total	Accumulated Depreciation (c)	Date of Construction	Date Acquired
Hilton Garden Inn New Orleans French Quarter/CBD	$10,258	$1,539	$15,223	$1,800	$186	$1,539	$17,209	$18,748	$2,903	2004	Jun. 2012	4 – 40 yrs.
Lake Arrowhead Resort and Spa	14,940	4,300	17,990	3,870	—	4,300	21,860	26,160	5,139	1982	Jul. 2012	4 – 40 yrs.
Courtyard San Diego Mission Valley	47,148	16,200	65,452	1,620	—	16,200	67,072	83,272	9,216	1971	Dec. 2012	4 – 40 yrs.
Courtyard Pittsburgh Shadyside	15,193	3,515	25,833	1,205	—	3,515	27,038	30,553	3,699	2003	Mar. 2013	4 – 40 yrs.
Hutton Hotel Nashville	43,069	7,850	60,220	13,553	(25)	7,850	73,748	81,598	7,288	1961	May 2013	4 – 40 yrs.
Holiday Inn Manhattan 6th Ave Chelsea	76,191	30,023	81,398	941	—	30,023	82,339	112,362	9,692	2008	Jun. 2013	4 – 40 yrs.
Fairmont Sonoma Mission Inn & Spa	62,755	17,657	66,593	3,237	—	17,657	69,830	87,487	9,253	1927	Jul. 2013	4 – 40 yrs.
Marriott Raleigh City Center	67,214	—	68,405	2,202	—	—	70,607	70,607	8,461	2008	Aug. 2013	4 – 40 yrs.
Hawks Cay Resort	97,022	25,800	73,150	17,025	(17,262)	25,800	72,913	98,713	10,770	1960	Oct. 2013	4 – 40 yrs.
Renaissance Chicago Downtown	88,591	—	132,198	27,880	—	—	160,078	160,078	19,604	1991	Dec. 2013	4 – 40 yrs.
Hyatt Place Austin Downtown	55,788	9,100	73,700	78	—	9,100	73,778	82,878	6,923	2013	Apr. 2014	4 – 40 yrs.
Courtyard Times Square West	53,878	—	87,438	90	—	—	87,528	87,528	7,889	2013	May 2014	4 – 40 yrs.
Sheraton Austin Hotel at the Capitol	66,919	18,210	78,703	6,792	—	18,210	85,495	103,705	8,027	1986	May 2014	4 – 40 yrs.
Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center	52,476	5,662	71,598	73	—	5,662	71,671	77,333	6,362	2013	Jun. 2014	4 – 40 yrs.
Sanderling Resort	25,444	9,800	23,677	6,604	—	9,800	30,281	40,081	3,414	1985	Oct. 2014	4 – 40 yrs.
Staybridge Suites Savannah Historic District	14,549	4,300	17,753	1,104	—	4,300	18,857	23,157	1,549	2006	Oct. 2014	4 – 40 yrs.
Marriott Kansas City Country Club Plaza	38,394	5,100	48,748	8,320	—	5,100	57,068	62,168	4,864	1987	Nov. 2014	4 – 40 yrs.
Westin Minneapolis	42,727	6,405	57,105	451	—	6,405	57,556	63,961	4,192	2007	Feb. 2015	4 – 40 yrs.
Westin Pasadena	88,381	22,785	112,215	7,094	—	22,785	119,309	142,094	8,304	1989	Mar. 2015	4 – 40 yrs.
Hilton Garden Inn/Homewood Suites Atlanta Midtown	37,832	5,700	47,680	109	—	5,700	47,789	53,489	3,226	2012	Apr. 2015	4 – 40 yrs.
Ritz-Carlton Key Biscayne	189,697	117,200	154,182	13,032	(2,782)	118,657	162,975	281,632	11,425	2001	May 2015	4 – 40 yrs.
Ritz-Carlton Fort Lauderdale	69,765	22,100	74,422	6,730	580	22,380	81,452	103,832	6,143	2007	Jun. 2015	4 – 40 yrs.
Le Méridien Dallas, The Stoneleigh	44,551	9,400	57,989	1,472	21	9,400	59,482	68,882	3,336	1923	Nov. 2015	4 – 40 yrs.
Equinox, a Luxury Collection Golf Resort & Spa	46,244	15,000	59,235	1,078	823	15,000	61,136	76,136	3,830	1853	Feb. 2016	4 – 40 yrs.
	$1,349,026	$357,646	$1,570,907	$126,360	$(18,459)	$359,383	$1,677,071	$2,036,454	$165,509
_______________

(a)	Consists of the cost of improvements subsequent to acquisition, including construction costs primarily for renovations pursuant to our contractual obligations.

CWI 2017 10-K – 92

(b)
The net decrease in net investments was primarily due to the write-off of assets damaged by Hurricane Irma for the Hawks Cay Resort, the Ritz-Carlton Key Biscayne and the Ritz-Carlton Fort Lauderdale totaling $17.3 million, $6.2 million and $0.7 million, respectively (Note 4), partially offset by increases in net investment for the Ritz-Carlton Key Biscayne and the Ritz-Carlton Fort Lauderdale totaling $3.4 million and $1.3 million, respectively, due to out-of-period adjustments related to deferred tax liabilities (Note 2).

(c)	A reconciliation of hotels and accumulated depreciation follows:

CWI 2017 10-K – 93

CAREY WATERMARK INVESTORS INCORPORATED
NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

	Reconciliation of Hotels
	Years Ended December 31,
	2017	2016	2015
Beginning balance	$2,141,532	$2,064,909	$1,463,391
Reclassification to Assets held for sale (a)	(108,306)	(38,823)	—
Improvements	40,780	35,869	41,264
Write-off of assets damaged by hurricane (Note 4)	(24,147)	—	—
Dispositions	(13,380)	—	(120,786)
Write-off of fully depreciated assets	(25)	(186)	—
Additions	—	79,763	687,183
Impairment charges	—	—	(6,143)
Ending balance	$2,036,454	$2,141,532	$2,064,909

	Reconciliation of Accumulated Depreciation for Hotels
	Years Ended December 31,
	2017	2016	2015
Beginning balance	$123,101	$76,078	$35,846
Depreciation expense	54,040	50,960	41,056
Reclassification to Assets held for sale	(9,886)	(3,751)	—
Dispositions	(1,721)	—	(824)
Write-off of fully depreciated assets	(25)	(186)	—
Ending balance	$165,509	$123,101	$76,078
___________

(a)	Includes $4.1 million of impairment charges recognized during the year ended December 31, 2016 related to properties included in Assets held for sale as of December 31, 2016 (Note 7).

At December 31, 2017, the aggregate cost of real estate that we and our consolidated subsidiaries own for federal income tax purposes was approximately $2.2 billion.

CWI 2017 10-K – 94

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2017 at a reasonable level of assurance.

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

We assessed the effectiveness of our internal control over financial reporting at December 31, 2017. In making this assessment, we used criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that, at December 31, 2017, our internal control over financial reporting was effective based on those criteria.

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

CWI 2017 10-K – 95

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation.

This information will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

This information will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

CWI 2017 10-K – 96

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment and Restatement of Carey Watermark Investors Incorporated	Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 12, 2010

3.2	Bylaws of Carey Watermark Investors Incorporated filed on March 26, 2008	Incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-11 (File No. 333-149899), filed on March 26, 2008

4.1	Amended and Restated Distribution Reinvestment and Stock Purchase Plan	Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3D, filed on February 11, 2015

10.1	Agreement of Limited Partnership of CWI OP, LP dated September 15, 2010 by and between Carey Watermark Investors Incorporated and Carey Watermark Holdings, LLC	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 12, 2010

10.2	2010 Equity Incentive Plan	Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 12, 2010

10.3	Indemnification Agreement dated September 15, 2010, between Carey Watermark Investors Incorporated and CWA, LLC	Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 12, 2010

10.4	Form of Indemnification Agreement between Carey Watermark Investors Incorporated and its directors and executive officers	Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 12, 2010

10.5	Carey Watermark Investors Incorporated Directors’ Incentive Plan — 2010 Equity Incentive Plan	Incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 18, 2011

10.6	Form of Restricted Stock Unit Award Agreement	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 13, 2011

10.7	Limited Liability Company Operating Agreement of CWI-HRI French Quarter Hotel Property, LLC dated September 2, 2011 by and between CWI New Orleans Hotel, LLC and Guitar Partners LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on September 12, 2011

10.8	Limited Liability Company Operating Agreement of CWI-HRI New Orleans CBD Hotel, LLC dated as of June 8, 2012, by and between CWI New Orleans CBD Hotel, LLC and Eleventh Floor Lodging, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on June 14, 2012

10.9	Limited Liability Company Operating Agreement of CWI-Fairmont Sonoma Hotel, LLC, by and between CWI Sonoma Hotel, LLC and Fairmont Hotels and Resorts (Maryland) LLC, dated as of July 10, 2013	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on July 16, 2013

10.10	Subadvisory Agreement dated September 15, 2010 by and between Carey Lodging Advisors, LLC and CWA, LLC	Incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-11 (File No. 333-191913) filed on December 17, 2013

10.11	First Amendment to Subadvisory Agreement, dated as of May 12, 2015, by and between Carey Lodging Advisors, LLC and CWA, LLC	Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q, filed on May 14, 2015

CWI 2017 10-K – 97

Exhibit No.	Description	Method of Filing
10.12	Amended and Restated Advisory Agreement, dated as of January 1, 2016, by and among Carey Watermark Investors Incorporated, CWI OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.14 to W. P. Carey’s Annual Report on Form 10-K (File No. 001-13779), filed on February 26, 2016

10.13	First Amendment to Amended and Restated Advisory Agreement	Incorporated by reference to Exhibit 10.24 to W. P. Carey Inc.’s Annual Report on Form 10-K (File No. 001-13779), filed on February 23, 2018

10.14	Loan Agreement, between W. P. Carey Inc. as Lender, and CWI OP, LP as Borrower, dated as of September 26, 2017	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 13, 2017

10.15	Pledge and Security Agreement, between W.P. Carey Inc. as Lender, and CWI OP, LP as Pledgor, dated as of September 26, 2017	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 13, 2017

10.16	Amended, Restated and Consolidated Promissory Note, between W.P. Carey Inc. as Lender, and CWI OP, LP as Borrower, dated as of September 26, 2017	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 13, 2017

10.17	Payment Guaranty, between W.P. Carey Inc. as Lender and Carey Watermark Investors Incorporated as Guarantor, dated as of September 26, 2017	Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 13, 2017

21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Carey Watermark Investors Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2017 and 2016, (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Equity for the years ended December 31, 2017, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, (vi) Notes to Consolidated Financial Statements, (vii) Schedule II — Valuation and Qualifying Accounts, (viii) Schedule III — Real Estate and Accumulated Depreciation, and (ix) Notes to Schedule III.
Filed herewith

CWI 2017 10-K – 98

Item 16. Form 10-K Summary.

None.

CWI 2017 10-K – 99

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors Incorporated
Date:	March 26, 2018
		By:	/s/ Michael G. Medzigian
Michael G. Medzigian
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael G. Medzigian	Chief Executive Officer and Director	March 26, 2018
Michael G. Medzigian	(Principal Executive Officer)

/s/ Mallika Sinha	Chief Financial Officer	March 26, 2018
Mallika Sinha	(Principal Financial Officer)

/s/ Noah K. Carter	Chief Accounting Officer	March 26, 2018
Noah K. Carter	(Principal Accounting Officer)

/s/ Jason E. Fox	Chairman of the Board and Director	March 26, 2018
Jason E. Fox

/s/ Charles S. Henry	Director	March 26, 2018
Charles S. Henry

/s/ Michael D. Johnson	Director	March 26, 2018
Michael D. Johnson

/s/ Robert E. Parsons, Jr.	Director	March 26, 2018
Robert E. Parsons, Jr.

/s/ William H. Reynolds, Jr.	Director	March 26, 2018
William H. Reynolds, Jr.

CWI 2017 10-K – 100

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment and Restatement of Carey Watermark Investors Incorporated	Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 12, 2010

3.2	Bylaws of Carey Watermark Investors Incorporated filed on March 26, 2008	Incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-11 (File No. 333-149899), filed on March 26, 2008

4.1	Amended and Restated Distribution Reinvestment and Stock Purchase Plan	Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3D, filed on February 11, 2015

10.1	Agreement of Limited Partnership of CWI OP, LP dated September 15, 2010 by and between Carey Watermark Investors Incorporated and Carey Watermark Holdings, LLC	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 12, 2010

10.2	2010 Equity Incentive Plan	Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 12, 2010

10.3	Indemnification Agreement dated September 15, 2010, between Carey Watermark Investors Incorporated and CWA, LLC	Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 12, 2010

10.4	Form of Indemnification Agreement between Carey Watermark Investors Incorporated and its directors and executive officers	Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 12, 2010

10.5	Carey Watermark Investors Incorporated Directors’ Incentive Plan — 2010 Equity Incentive Plan	Incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 18, 2011

10.6	Form of Restricted Stock Unit Award Agreement	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 13, 2011

10.7	Limited Liability Company Operating Agreement of CWI-HRI French Quarter Hotel Property, LLC dated September 2, 2011 by and between CWI New Orleans Hotel, LLC and Guitar Partners LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on September 12, 2011

10.8	Limited Liability Company Operating Agreement of CWI-HRI New Orleans CBD Hotel, LLC dated as of June 8, 2012, by and between CWI New Orleans CBD Hotel, LLC and Eleventh Floor Lodging, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on June 14, 2012

10.9	Limited Liability Company Operating Agreement of CWI-Fairmont Sonoma Hotel, LLC, by and between CWI Sonoma Hotel, LLC and Fairmont Hotels and Resorts (Maryland) LLC, dated as of July 10, 2013	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on July 16, 2013

10.10	Subadvisory Agreement dated September 15, 2010 by and between Carey Lodging Advisors, LLC and CWA, LLC	Incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-11 (File No. 333-191913) filed on December 17, 2013

10.11	First Amendment to Subadvisory Agreement, dated as of May 12, 2015, by and between Carey Lodging Advisors, LLC and CWA, LLC	Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q, filed on May 14, 2015

CWI 2017 10-K – 101

Exhibit No.	Description	Method of Filing
10.12	Amended and Restated Advisory Agreement, dated as of January 1, 2016, by and among Carey Watermark Investors Incorporated, CWI OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.14 to W. P. Carey’s Annual Report on Form 10-K (File No. 001-13779), filed on February 26, 2016

10.13	First Amendment to Amended and Restated Advisory Agreement	Incorporated by reference to Exhibit 10.24 to W. P. Carey Inc.’s Annual Report on Form 10-K (File No. 001-13779), filed on February 23, 2018

10.14	Loan Agreement, between W. P. Carey Inc. as Lender, and CWI OP, LP as Borrower, dated as of September 26, 2017	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 13, 2017

10.15	Pledge and Security Agreement, between W.P. Carey Inc. as Lender, and CWI OP, LP as Pledgor, dated as of September 26, 2017	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 13, 2017

10.16	Amended, Restated and Consolidated Promissory Note, between W.P. Carey Inc. as Lender, and CWI OP, LP as Borrower, dated as of September 26, 2017	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 13, 2017

10.17	Payment Guaranty, between W.P. Carey Inc. as Lender and Carey Watermark Investors Incorporated as Guarantor, dated as of September 26, 2017	Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 13, 2017

21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Carey Watermark Investors Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2017 and 2016, (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Equity for the years ended December 31, 2017, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, (vi) Notes to Consolidated Financial Statements, (vii) Schedule II — Valuation and Qualifying Accounts, (viii) Schedule III — Real Estate and Accumulated Depreciation, and (ix) Notes to Schedule III.
Filed herewith

CWI 2017 10-K – 102