Form 10-Q
period 2018-03-31
Carey Watermark Investors Inc
filed 2018-05-14
CIK 1430259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Registrant has 139,383,445 shares of common stock, $0.001 par value, outstanding at May 4, 2018.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. These statements are based on the current expectations of our management. Forward-looking statements in this Report include, among others, statements about the impact of Hurricane Irma on certain hotels, including the condition of the properties, cost estimate and the timing of resumption of operations. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements, as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 27, 2018, or the 2017 Annual Report. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

CWI 3/31/2018 10-Q – 1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
Assets
Investments in real estate:
Hotels, at cost	$2,176,609	$2,172,740
Accumulated depreciation	(242,638)	(227,616)
Net investments in hotels	1,933,971	1,945,124
Assets held for sale (Note 4)	—	105,124
Equity investments in real estate	123,961	131,344
Cash	88,547	47,994
Intangible assets, net	77,957	78,386
Restricted cash, inclusive of $— and $3,293, respectively, attributable to Assets held for sale	61,647	84,382
Accounts receivable	57,799	38,359
Other assets	23,844	29,208
Total assets	$2,367,726	$2,459,921
Liabilities and Equity
Non-recourse debt, net, including debt attributable to Assets held for sale (Note 4)	$1,346,641	$1,420,913
WPC Credit Facility (Note 3)	41,637	68,637
Accounts payable, accrued expenses and other liabilities	133,529	136,343
Due to related parties and affiliates	4,348	3,611
Distributions payable	19,835	19,640
Other liabilities held for sale (Note 4)	—	2,889
Total liabilities	1,545,990	1,652,033
Commitments and contingencies (Note 10)
Common stock, $0.001 par value; 300,000,000 shares authorized; 139,189,741 and 137,826,503 shares, respectively, issued and outstanding	139	138
Additional paid-in capital	1,168,449	1,153,652
Distributions and accumulated losses	(405,534)	(399,884)
Accumulated other comprehensive loss	(152)	(455)
Total stockholders’ equity	762,902	753,451
Noncontrolling interests	58,834	54,437
Total equity	821,736	807,888
Total liabilities and equity	$2,367,726	$2,459,921

See Notes to Consolidated Financial Statements.

CWI 3/31/2018 10-Q – 2

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenues
Hotel Revenues
Rooms	$91,792	$104,351
Food and beverage	40,474	42,186
Other operating revenue	10,165	13,167
Total Hotel Revenues	142,431	159,704
Operating Expenses
Hotel Expenses
Rooms	21,814	23,516
Food and beverage	27,910	29,280
Other hotel operating expenses	6,265	7,143
Property taxes, insurance, rent and other	15,426	16,364
Sales and marketing	14,295	15,154
General and administrative	13,077	13,982
Repairs and maintenance	4,785	5,231
Management fees	4,672	5,565
Utilities	3,568	4,099
Depreciation and amortization	19,711	20,244
Total Hotel Expenses	131,523	140,578

Other Operating Expenses
Asset management fees to affiliate and other expenses	3,918	4,047
Corporate general and administrative expenses	2,968	2,509
Gain on hurricane-related property damage	(569)	—
Total Other Operating Expenses	6,317	6,556
Operating Income	4,591	12,570
Other Income and (Expenses)
Interest expense	(16,781)	(16,306)
Equity in (losses) earnings of equity method investments in real estate	(1,025)	2,985
Net loss on extinguishment of debt	—	(141)
Other income	122	26
Total Other Income and (Expenses)	(17,684)	(13,436)
Loss from Operations Before Income Taxes and Net Gain (Loss) on Sale of Real Estate	(13,093)	(866)
Benefit from income taxes	708	286
Loss from Operations Before Net Gain (Loss) on Sale of Real Estate	(12,385)	(580)
Net gain (loss) on sale of real estate, net of tax	31,929	(352)
Net Income (Loss)	19,544	(932)
Income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $972 and $1,701, respectively)	(5,357)	(4,480)
Net Income (Loss) Attributable to CWI Stockholders	$14,187	$(5,412)
Basic and Diluted Income (Loss) Per Share	$0.10	$(0.04)
Basic and Diluted Weighted-Average Shares Outstanding	138,780,516	136,320,288

Distributions Declared Per Share	$0.1425	$0.1425

See Notes to Consolidated Financial Statements.

CWI 3/31/2018 10-Q – 3

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Net Income (Loss)	$19,544	$(932)
Other Comprehensive Income
Unrealized gain on derivative instruments	315	105
Comprehensive Income (Loss)	19,859	(827)

Amounts Attributable to Noncontrolling Interests
Net income	(5,357)	(4,480)
Unrealized gain on derivative instruments	(12)	(1)
Comprehensive income attributable to noncontrolling interests	(5,369)	(4,481)
Comprehensive Income (Loss) Attributable to CWI Stockholders	$14,490	$(5,308)

See Notes to Consolidated Financial Statements.

CWI 3/31/2018 10-Q – 4

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Three Months Ended March 31, 2018 and 2017
(in thousands, except share and per share amounts)

	CWI Stockholders
	Shares	Common Stock	Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CWI Stockholders	Noncontrolling Interests	Total
Balance at January 1, 2018	137,826,503	$138	$1,153,652	$(399,884)	$(455)	$753,451	$54,437	$807,888
Net income				14,187		14,187	5,357	19,544
Shares issued, net of offering costs	1,026,208	1	11,082			11,083		11,083
Shares issued to affiliates	337,030	—	3,640			3,640		3,640
Distributions to noncontrolling interests						—	(972)	(972)
Shares issued under share incentive plans			75			75		75
Distributions declared ($0.1425 per share)				(19,837)		(19,837)		(19,837)
Other comprehensive income					303	303	12	315
Balance at March 31, 2018	139,189,741	$139	$1,168,449	$(405,534)	$(152)	$762,902	$58,834	$821,736

Balance at January 1, 2017	135,379,038	$135	$1,125,835	$(326,748)	$(1,128)	$798,094	$65,163	$863,257
Net (loss) income				(5,412)		(5,412)	4,480	(932)
Shares issued, net of offering costs	1,077,564	1	11,486			11,487		11,487
Shares issued to affiliates	220,853	1	2,354			2,355		2,355
Distributions to noncontrolling interests						—	(2,623)	(2,623)
Shares issued under share incentive plans			91			91		91
Distributions declared ($0.1425 per share)				(19,477)		(19,477)		(19,477)
Other comprehensive income					104	104	1	105
Balance at March 31, 2017	136,677,455	$137	$1,139,766	$(351,637)	$(1,024)	$787,242	$67,021	$854,263

See Notes to Consolidated Financial Statements.

CWI 3/31/2018 10-Q – 5

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash Flows — Operating Activities
Net income (loss)	$19,544	$(932)
Adjustments to net income (loss):
Net (gain) loss on sale of real estate (Note 4)	(31,929)	352
Depreciation and amortization	19,711	20,244
Asset management fees to affiliates settled in shares	3,560	3,614
Equity in losses (earnings) of equity method investments in real estate in excess of distributions received	2,152	(658)
Straight-line rent adjustments	1,283	1,306
Amortization of deferred financing costs, fair market value of debt, ground lease intangible and other	863	825
Gain on hurricane-related property damage	(569)	—
Amortization of stock-based compensation expense	75	91
Net loss on extinguishment of debt	—	138
Funding of hurricane/fire related remediation work	(8,742)	—
Net changes in other operating assets and liabilities	(4,418)	(3,038)
Insurance proceeds for remediation work due to hurricane damage	806	—
Unearned business interruption insurance proceeds	250	—
Decrease in due to related parties and affiliates	(24)	(750)
Net Cash Provided by Operating Activities	2,562	21,192

Cash Flows — Investing Activities
Proceeds from the sale of real estate investments (Note 4)	135,491	5,361
Capital expenditures	(14,265)	(10,322)
Distributions received from equity investments in excess of equity income	5,721	989
Capital contributions to equity investments in real estate	(342)	—
Hurricane/fire related property insurance proceeds	313	—
Repayments of loan receivable	110	67
Net Cash Provided by (Used in) Investing Activities	127,028	(3,905)

Cash Flows — Financing Activities
Scheduled payments and prepayments of mortgage principal	(74,917)	(20,880)
Repayment of note payable to affiliate	(37,000)	—
Distributions paid	(19,642)	(19,292)
Proceeds from issuance of shares, net of offering costs	11,083	11,487
Proceeds from note payable to affiliate	10,000	22,835
Distributions to noncontrolling interests	(972)	(2,623)
Scheduled payments of loan	(227)	(77)
Purchase of interest rate caps	(97)	—
Repayment of Senior Credit Facility	—	(22,785)
Proceeds from mortgage financing	—	15,500
Deposits for mortgage financing	—	(1,510)
Deposits released for mortgage financing	—	100
Deferred financing costs	—	(431)
Net Cash Used In Financing Activities	(111,772)	(17,676)

Change in Cash and Restricted Cash During the Period
Net increase (decrease) in cash and restricted cash	17,818	(389)
Cash and restricted cash, beginning of period	132,376	120,347
Cash and restricted cash, end of period	$150,194	$119,958

See Notes to Consolidated Financial Statements.

CWI 3/31/2018 10-Q – 6

CAREY WATERMARK INVESTORS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business

Organization

Carey Watermark Investors Incorporated, or CWI, together with its consolidated subsidiaries, is a publicly-owned, non-listed real estate investment trust, or REIT, that invests in, manages and seeks to enhance the value of, interests in lodging and lodging-related properties, in the United States. We conduct substantially all of our investment activities and own all of our assets through CWI OP, LP, or the Operating Partnership. We are a general partner and a limited partner of, and own a 99.985% capital interest in, the Operating Partnership. Carey Watermark Holdings, LLC, or Carey Watermark Holdings, which is owned indirectly by both W. P. Carey Inc., or WPC, and Watermark Capital Partners, LLC, or Watermark Capital Partners, holds a special general partner interest in the Operating Partnership.

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

We held ownership interests in 28 hotels at March 31, 2018, including 24 hotels that we consolidate, or our Consolidated Hotels, and four hotels that we record as equity investments, or our Unconsolidated Hotels.

Public Offerings

We raised $575.8 million through our initial public offering, which ran from September 15, 2010 through September 15, 2013, and $577.4 million through our follow-on offering, which ran from December 20, 2013 through December 31, 2014. In addition, from inception through March 31, 2018, $180.9 million of distributions were reinvested in our common stock as a result of our distribution reinvestment plan, or DRIP. We have fully invested the proceeds from both our initial public offering and follow-on offering.

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

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position, results of operations and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2017, which are included in our 2017 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

CWI 3/31/2018 10-Q – 7

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

At both March 31, 2018 and December 31, 2017, we considered five entities to be VIEs, four of which we consolidated as we are considered the primary beneficiary. The following table presents a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets (in thousands):

	March 31, 2018	December 31, 2017
Net investments in hotels	$501,662	$501,287
Intangible assets, net	38,448	38,649
Total assets	588,388	579,807

Non-recourse debt, net	$341,535	$341,563
Total liabilities	373,046	373,548

Accounting Policy Update

Distributions from Equity Method Investments — We classify distributions received from equity method investments using the cumulative earnings approach. Distributions received are considered returns on the investment and classified as cash inflows from operating activities. If, however, the investor’s cumulative distributions received, less distributions received in prior periods determined to be returns of investment, exceeds cumulative equity in earnings recognized, the excess is considered a return of investment and is classified as cash inflows from investing activities.

CWI 3/31/2018 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Restricted Cash — In connection with our adoption of Accounting Standards Update, or ASU, 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, as described below, we revised our consolidated statements of cash flows to include restricted cash when reconciling the beginning-of-period and end-of-period cash amounts shown on the statement of cash flows. As a result, we retrospectively revised prior periods presented to conform to the current period presentation. Restricted cash consists primarily of amounts escrowed pursuant to the terms of our mortgage debt to fund planned renovations and improvements (including at hotels damaged by Hurricane Irma), property taxes, insurance, and normal replacement of furniture, fixtures and equipment at our hotels. The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	March 31, 2018	December 31, 2017
Cash	$88,547	$47,994
Restricted cash	61,647	84,382
Total cash and restricted cash	$150,194	$132,376

Recent Accounting Pronouncements

Pronouncements Adopted as of March 31, 2018

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model that changes the basis for deciding when revenue is recognized over time or at a point in time and expands the disclosures about revenue. The new guidance also applies to sales of real estate and the new principles-based approach is largely based on the transfer of control of the real estate to the buyer. We adopted this guidance for our interim and annual periods beginning January 1, 2018 using the modified retrospective method. We performed a comprehensive evaluation of the impact of the new standard across our revenue streams and determined that the timing of revenue recognition and its classification in our consolidated financial statements will remain substantially unchanged.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 intends to reduce diversity in practice for certain cash flow classifications, including, but not limited to (i) debt prepayment or debt extinguishment costs, (ii) contingent consideration payments made after a business combination, (iii) proceeds from the settlement of insurance claims, (iv) distributions received from equity method investees and (v) separately identifiable cash flows and application of the predominance principle. We retrospectively adopted this guidance for our interim and annual periods beginning January 1, 2018. As a result, we reclassified distributions received from equity method investments of $0.3 million from net cash provided by operating activities to net cash used in investing activities on the consolidated statement of cash flows for the three months ended March 31, 2017. The adoption of ASU 2016-15 did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 intends to reduce diversity in practice for the classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We retrospectively adopted this guidance for our interim and annual periods beginning January 1, 2018. See Restricted Cash above for additional information.

CWI 3/31/2018 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions across all industries. The guidance is effective for annual reporting periods beginning after December 15, 2017, and the interim periods within those annual periods. We adopted this guidance for our interim and annual periods beginning January 1, 2018. We have had no hotel acquisitions since the adoption of this guidance; however, we expect that certain future hotel acquisitions may be considered asset acquisitions rather than business combinations, which would affect the capitalization of acquisition costs (such costs are expensed for business combinations and capitalized for asset acquisitions).

In February 2017, the FASB issued ASU 2017-05, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). ASU 2017-05 clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments define the term “in substance nonfinancial asset,” in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. If substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of Subtopic 610-20. This amendment also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent company may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. We adopted this guidance for our interim and annual periods beginning January 1, 2018. The adoption of ASU 2017-05 did not have a material impact on our consolidated financial statements.

Pronouncements to be Adopted after March 31, 2018

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess hedge effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. ASU 2017-12 will be effective in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are in the process of evaluating the impact of adopting ASU 2017-12 on our consolidated financial statements and expect to adopt the standard for the fiscal year beginning January 1, 2019.

Note 3. Agreements and Transactions with Related Parties

Agreements with our Advisor and Affiliates

We have an advisory agreement with our Advisor, which we refer to herein as the Advisory Agreement, to perform certain services for us under a fee arrangement, including managing our overall business, our investments and certain administrative duties. The Advisory Agreement has a term of one year and may be renewed for successive one-year periods. Our Advisor also has a subadvisory agreement with the Subadvisor, which we refer to herein as the Subadvisory Agreement, whereby our Advisor pays 20% of its fees earned under the Advisory Agreement to the Subadvisor in return for certain personnel services.

CWI 3/31/2018 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

The following tables present a summary of fees we paid; expenses we reimbursed; and distributions we made to our Advisor, the Subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

	Three Months Ended March 31,
	2018	2017
Amounts Included in the Consolidated Statements of Operations
Asset management fees	$3,560	$3,614
Personnel and overhead reimbursements	1,438	1,424
Available Cash Distributions	972	1,701
Interest expense	378	12
Disposition fees (Note 4)	190	83
	$6,538	$6,834

Other Transaction Fees Incurred
Capitalized loan refinancing fees	$390	$—
	$390	$—

The following table presents a summary of the amounts included in Due to related parties and affiliates in the consolidated financial statements (in thousands):

	March 31, 2018	December 31, 2017
Amounts Due to Related Parties and Affiliates
Other amounts due to our Advisor	$1,782	$1,282
Reimbursable costs	1,303	1,239
Accrued interest on WPC Credit Facility	1,094	715
Due to joint venture partners and other	165	158
Due to CWI 2	4	217
	$4,348	$3,611

Asset Management Fees, Dispositions Fees and Loan Refinancing Fees

We pay our Advisor an annual asset management fee equal to 0.5% of the aggregate Average Market Value of our Investments, (as defined in the Advisory Agreement). Our Advisor is also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property, as well as a loan refinancing fee of up to 1.0% of the principal amount of a refinanced loan, if certain conditions described in the Advisory Agreement are met. If our Advisor elects to receive all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV. For the three months ended March 31, 2018 and 2017, we settled $3.6 million and $2.4 million, respectively, of asset management fees in shares of our common stock at our Advisor’s election. At March 31, 2018, our Advisor owned 3,257,297 shares (2.3%) of our outstanding common stock. Asset management fees are included in Asset management fees to affiliate and other expenses in the consolidated financial statements.

Available Cash Distributions

Carey Watermark Holdings’ special general partner interest entitles it to receive distributions of 10% of Available Cash (as defined in the limited partnership agreement of the Operating Partnership), or Available Cash Distributions, generated by the Operating Partnership, subject to certain limitations. In addition, in the event of the dissolution of the Operating Partnership, Carey Watermark Holdings will be entitled to receive distributions of up to 15% of net proceeds, provided certain return thresholds are met for the initial investors in the Operating Partnership. Available Cash Distributions are included in Income attributable to noncontrolling interests in the consolidated financial statements.

CWI 3/31/2018 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

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

Other Amounts Due to our Advisor

This balance primarily represented asset management fees payable to our Advisor at both March 31, 2018 and December 31, 2017. The balance due at March 31, 2018 also includes amounts payable to the advisor for refinancing and disposition fees of $0.4 million and $0.2 million, respectively.

Other Transactions with Affiliates

WPC Credit Facility

During the third quarter of 2017, our board of directors and the board of directors of WPC approved secured loans from WPC to us of up to $100.0 million for acquisition funding purposes and $25.0 million for working capital purposes. On September 26, 2017, we entered into a secured credit facility, or the WPC Credit Facility, with our Operating Partnership as borrower and WPC as lender. The WPC Credit Facility consists of (i) a bridge term loan of $75.0 million, or the Bridge Loan, for the purpose of acquiring an interest in the Ritz-Carlton Bacara, Santa Barbara Venture and (ii) a $25.0 million revolving working capital facility, or the Working Capital Facility, to be used for our working capital needs. Unless the Advisory Agreement expires or is terminated, the Bridge Loan and Working Capital Facility are scheduled to mature on June 30, 2018 and December 31, 2018, respectively. We can request a three month extension of the Bridge Loan, which WPC may grant in its sole discretion. Both loans bear interest at LIBOR plus 1.0%; provided however, that upon the occurrence of certain events of default (as defined in the loan agreement), all outstanding amounts will be subject to a 2% annual interest rate increase. We serve as guarantor of the WPC Credit Facility and have pledged our unencumbered equity interests in certain properties as collateral, as further described in the pledge and security agreement entered into between the borrower and lender. On September 27, 2017, the Operating Partnership drew down $75.0 million from the Bridge Loan to acquire our interest in the Ritz-Carlton Bacara, Santa Barbara. During the fourth quarter of 2017, we repaid a total of $14.2 million towards the Bridge Loan and $15.0 million towards the Working Capital Facility. At December 31, 2017, the outstanding balances under the Bridge Loan and Working Capital Facility were $60.8 million and $7.8 million, respectively.

On January 16, 2018, the Operating Partnership drew down $10.0 million from the Working Capital Facility. During the first quarter of 2018, we repaid a total of $20.0 million towards the Bridge Loan and $17.0 million towards the Working Capital Facility. At March 31, 2018, the outstanding balances under the Bridge Loan and Working Capital Facility were $40.8 million and $0.8 million, respectively, with $24.2 million available to be drawn under the Working Capital Facility.

The WPC Credit Facility includes various customary affirmative and negative covenants. We were in compliance with all applicable covenants at March 31, 2018.

Jointly Owned Investments

At March 31, 2018, we owned interests in three jointly owned investments with CWI 2: the Ritz-Carlton Key Biscayne, a Consolidated Hotel, and the Marriott Sawgrass Golf Resort & Spa and the Ritz-Carlton Bacara, Santa Barbara, both Unconsolidated Hotels. A third-party also owns an interest in the Ritz-Carlton Key Biscayne.

CWI 3/31/2018 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Net Investments in Hotels

Net investments in hotels are summarized as follows (in thousands):

	March 31, 2018	December 31, 2017
Buildings	$1,550,014	$1,554,798
Land	359,383	359,383
Furniture, fixtures and equipment	120,444	123,595
Building and site improvements	122,774	122,273
Construction in progress	23,994	12,691
Hotels, at cost	2,176,609	2,172,740
Less: Accumulated depreciation	(242,638)	(227,616)
Net investments in hotels	$1,933,971	$1,945,124

During the three months ended March 31, 2018, we retired fully depreciated furniture, fixtures and equipment aggregating $4.3 million.

Hurricane-Related Disruption

Hurricane Irma made landfall in September 2017 impacting five of our Consolidated Hotels; Hawks Cay Resort, Marriott Boca Raton at Boca Center, Ritz-Carlton Key Biscayne, Ritz-Carlton Fort Lauderdale and Staybridge Suites Savannah Historic District. All five hotels sustained damage and were forced to close for a period of time, except for Marriott Boca Raton at Boca Center, which was sold during the first quarter of 2018 (Note 4). All hotels reopened shortly after Hurricane Irma, with varying degrees of damage, with the exception of the Hawks Cay Resort, which is expected to fully reopen by midyear 2018. During the three months ended March 31, 2018, we recognized a $0.6 million gain resulting from a change in our estimate of the total aggregate damage incurred at the properties, comprised of the following (in thousands):

Three Months Ended
March 31, 2018
Net write-off of Fixed assets	$5,658
Remediation work performed	5,797
Property damage insurance receivables	(12,024)
$(569)

As of March 31, 2018 and December 31, 2017, we have received business interruption insurance proceeds of $9.3 million and $9.0 million, respectively, and have recorded a corresponding payable within Accounts payable, accrued expenses and other liabilities in our consolidated financial statements as the claims have not yet been settled and represent an advance from our insurance providers.

We are still assessing the impact of the hurricane on our hotels; the final net book value write-offs could vary significantly from our estimates and additional remediation work may be performed. Any changes to property damage estimates will be recorded in the periods in which they are determined and any additional remediation work will be recorded in the periods in which it is performed.

Property Dispositions and Assets and Liabilities Held for Sale

On January 25, 2018, we sold our 100% ownership interest in the Marriott Boca Raton at Boca Center to an unaffiliated third‑party for a contractual sales price of $76.0 million and net proceeds after the repayment of debt of approximately $35.4 million, including the release of $1.4 million of restricted cash. We recognized a gain on sale of $12.3 million during the three months ended March 31, 2018. This property was classified as held for sale at December 31, 2017.

CWI 3/31/2018 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

On February 5, 2018, we sold our 100% ownership interests in the Hampton Inn Memphis Beale Street and Hampton Inn Atlanta Downtown to an unaffiliated third-party for a contractual sales price of $63.0 million and net proceeds after the repayment of debt of approximately $31.8 million, including the release of $2.0 million of restricted cash. We recognized a gain on sale of $19.6 million during the three months ended March 31, 2018. These properties were classified as held for sale at December 31, 2017.

At March 31, 2018, no properties were classified as held for sale.

Below is a summary of our assets and liabilities held for sale (in thousands):

	March 31, 2018	December 31, 2017
Net investments in hotels	$—	$104,062
Accounts receivable	—	681
Other assets	—	377
Intangible assets, net	—	4
Assets held for sale	$—	$105,124

Non-recourse debt, net attributable to Assets held for sale	$—	$71,887

Accounts payable, accrued expenses and other liabilities	$—	$2,889
Due to related parties and affiliates	—	—
Other liabilities held for sale	$—	$2,889

Construction in Progress

At March 31, 2018 and December 31, 2017, construction in progress, recorded at cost, was $24.0 million and $12.7 million, respectively, and related primarily to renovations at the Hawks Cay Resort, the Marriott Raleigh City Center and the Equinox, a Luxury Collection Golf Resort & Spa at March 31, 2018, and renovations at the Marriott Raleigh City Center, the Equinox, a Luxury Collection Golf Resort & Spa, the Sheraton Austin Hotel at the Capitol and the Ritz-Carlton Fort Lauderdale at December 31, 2017 (Note 10). We capitalize interest expense and certain other costs, such as property taxes, property insurance, utilities expense and hotel incremental labor costs, related to hotels undergoing major renovations. We capitalized $0.7 million and $0.4 million of such costs during the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018 and December 31, 2017, accrued capital expenditures were $5.7 million and $6.0 million, respectively, representing non-cash investing activity.

Note 5. Equity Investments in Real Estate

At March 31, 2018, we owned equity interests in four Unconsolidated Hotels, two with unrelated third parties and two with CWI 2. We do not control the ventures that own these hotels, but we exercise significant influence over them. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to our Advisor that we incur and other-than-temporary impairment charges, if any).

Under the conventional approach of accounting for equity method investments, an investor applies its percentage ownership interest to the venture’s net income to determine the investor’s share of the earnings or losses of the venture. This approach is inappropriate if the venture’s capital structure gives different rights and priorities to its investors. We have priority returns on several of our equity method investments. Therefore, we follow the hypothetical liquidation at book value method in determining our share of these ventures’ earnings or losses for the reporting period, as this method better reflects our claim on the ventures’ book value at the end of each reporting period. Earnings for our equity method investments are recognized in accordance with each respective investment agreement and, where applicable, based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period.

Hurricane-Related Disruption

The Marriott Sawgrass Golf Resort & Spa was impacted by Hurricane Irma when it made landfall in September 2017. The hotel sustained damage and was forced to close for a short period of time.

CWI 3/31/2018 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

During the three months ended March 31, 2018, the Marriott Sawgrass Golf Resort & Spa Venture recognized a $0.3 million hurricane gain, comprised of: a $0.9 million gain resulting from a change in estimate of our the total damage incurred at the property, partially offset by a $0.6 million loss resulting from pre-existing damage (which was discovered as a result of the hurricane and is not covered by insurance). During the first quarter of 2018 the venture recorded a $0.6 million net increase to fixed assets, reduced the total remediation work costs incurred by $0.3 million and reduced its insurance receivable by $0.6 million.

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

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these ventures are affected by the timing and nature of distributions (dollars in thousands):

Unconsolidated Hotels	State	Number of Rooms	% Owned	Acquisition Date	Hotel Type	Carrying Value at
						March 31, 2018	December 31, 2017
Ritz-Carlton Bacara, Santa Barbara Venture (a) (b)	CA	358	40%	9/28/2017	Resort	$63,656	$65,126
Ritz-Carlton Philadelphia Venture (c)	PA	301	60%	5/15/2015	Full-service	31,681	38,469
Marriott Sawgrass Golf Resort & Spa Venture (d) (e)	FL	514	50%	4/1/2015	Resort	28,056	27,162
Hyatt Centric French Quarter Venture (f)	LA	254	80%	9/6/2011	Full-service	568	587
		1,427				$123,961	$131,344
___________

(a)	This investment represents a tenancy-in-common interest; the remaining 60% interest is owned by CWI 2.

(b)	No cash distributions were received from this investment during the three months ended March 31, 2018.

(c)
We received cash distributions of $1.3 million from this investment during the three months ended March 31, 2018. During the first quarter of 2018, we also received a distribution of $4.4 million representing a return of capital for our share of proceeds from a mortgage refinancing in January 2018. We capitalized the refinancing fee paid to the Advisor totaling $0.4 million.

(d)	We received cash distributions of $0.7 million from this investment during the three months ended March 31, 2018.

(e)
This investment is considered a VIE (Note 2). We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence, but does not give us power over decisions that significantly affect the economic performance of the entity.

(f)	We received cash distributions of $0.4 million from this investment during the three months ended March 31, 2018.

The following table sets forth our share of equity in (losses) earnings from our Unconsolidated Hotels, which are based on the hypothetical liquidation at book value model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended March 31,
Venture	2018	2017
Ritz-Carlton Bacara, Santa Barbara Venture	$(1,950)	$—
Ritz-Carlton Philadelphia Venture	(1,476)	806
Marriott Sawgrass Golf Resort & Spa Venture	1,623	1,385
Westin Atlanta Venture (a)	391	319
Hyatt Centric French Quarter Venture	387	475
Total equity in (losses) earnings of equity method investments in real estate	$(1,025)	$2,985
___________

(a)	On October 19, 2017, the venture sold the Westin Atlanta Perimeter North to an unaffiliated third-party.

No other-than-temporary impairment charges related to our investments in these ventures were recognized during the three months ended March 31, 2018 or 2017.

CWI 3/31/2018 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2018 and December 31, 2017, the unamortized basis differences on our equity investments were $7.5 million and $7.2 million, respectively. Net amortization of the basis differences reduced the carrying values of our equity investments by $0.1 million during both the three months ended March 31, 2018 and 2017.

The following tables present combined summarized financial information of our Marriott Sawgrass Golf Resort & Spa Venture and Ritz-Carlton Philadelphia Venture. Amounts provided are the total amounts attributable to the ventures and does not represent our proportionate share (in thousands):

	March 31, 2018	December 31, 2017
Real estate, net	$227,189	$229,356
Other assets	26,045	20,839
Total assets	253,234	250,195
Debt	142,019	135,705
Other liabilities	26,006	23,399
Total liabilities	168,025	159,104
Members’ equity	$85,209	$91,091

	Three Months Ended March 31,
	2018	2017
Revenues	$26,151	$24,674
Expenses	(24,487)	(24,451)
Gain on hurricane-related property damage	312	—
Net income attributable to equity method investments	$1,976	$223

Note 6. Intangible Assets and Liabilities

Intangible assets and liabilities, included in Intangible assets, net and Accounts payable, accrued expenses and other liabilities, respectively, in the consolidated financial statements, are summarized as follows (dollars in thousands):

		March 31, 2018			December 31, 2017
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Villa/condo rental programs	45 – 55	$72,400	$(5,391)	$67,009	$72,400	$(5,015)	$67,385
Below-market hotel ground leases and parking garage lease	10 – 93	11,655	(775)	10,880	11,655	(726)	10,929
In-place leases	8 – 21	135	(67)	68	135	(63)	72
Total intangible assets, net		$84,190	$(6,233)	$77,957	$84,190	$(5,804)	$78,386

Finite-Lived Intangible Liability
Above-market hotel ground lease	85	$(2,100)	$95	$(2,005)	$(2,100)	$89	$(2,011)

Net amortization of intangibles was $0.4 million for both the three months ended March 31, 2018 and 2017. Amortization of the villa/condo rental programs and in-place lease intangibles are included in Depreciation and amortization, and amortization of below-market hotel ground lease, below-market hotel parking garage lease and above-market hotel ground lease intangibles are included in Property taxes, insurance, rent and other in the consolidated financial statements.

CWI 3/31/2018 10-Q – 16

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

We did not have any transfers into or out of Level 1, Level 2 and Level 3 category of measurements during the three months ended March 31, 2018 or 2017. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our non-recourse debt, net, which we have classified as Level 3, had a carrying value of $1.3 billion and $1.4 billion, and an estimated fair value of $1.3 billion and $1.4 billion at March 31, 2018 and December 31, 2017, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both March 31, 2018 and December 31, 2017.

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

CWI 3/31/2018 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

We determined that the significant inputs used to value these investments fall within Level 3 for fair value reporting. As a result of our assessments, we calculated an impairment charge based on market conditions and assumptions that existed at the time. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change. We did not recognize any impairment charges during the three months ended March 31, 2018 or 2017.

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

Derivative Financial Instruments

When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates. We have not entered into, and do not plan to enter into, financial instruments for trading or speculative purposes. In addition to entering into derivative instruments on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts, which are considered to be derivative instruments. The primary risks related to our use of derivative instruments include: (i) a counterparty to a hedging arrangement defaulting on its obligation and (ii) a downgrade in the credit quality of a counterparty to such an extent that our ability to sell or assign our side of the hedging transaction is impaired. While we seek to mitigate these risks by entering into hedging arrangements with large financial institutions that we deem to be creditworthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment, as well as the approval, reporting and monitoring of derivative financial instrument activities.

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

The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Balance Sheet Location	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Interest rate caps	Other assets	$88	$1	$—	$—
Interest rate swap	Other assets	1	—	—	—
Interest rate swap	Accounts payable, accrued expenses and other liabilities	—	—	—	(2)
		$89	$1	$—	$(2)

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements. At both March 31, 2018 and December 31, 2017, no cash collateral had been posted nor received for any of our derivative positions.

We recognized unrealized income of $0.1 million and unrealized losses of $0.1 million, respectively, in Other comprehensive income on derivatives in connection with our interest rate swaps and caps during the three months ended March 31, 2018 and 2017.

CWI 3/31/2018 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

We reclassified $0.2 million from Other comprehensive income on derivatives into Interest expense during both the three months ended March 31, 2018 and 2017.

Amounts reported in Other comprehensive income related to interest rate swaps and caps will be reclassified to Interest expense as interest expense is incurred on our variable-rate debt. At March 31, 2018, we estimated that an additional $0.3 million, inclusive of amounts attributable to noncontrolling interests of less than $0.1 million, will be reclassified as Interest expense during the next 12 months related to our interest rate swaps and caps.

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

The interest rate swaps and caps that we had outstanding on our Consolidated Hotels at March 31, 2018 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of Instruments		Fair Value at
Interest Rate Derivatives		Notional Amount	March 31, 2018
Interest rate caps	7	$295,171	$88
Interest rate swap	1	46,910	1
			$89

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of March 31, 2018. At March 31, 2018, both our total credit exposure and the maximum exposure to any single counterparty were $0.1 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At March 31, 2018, we had not been declared in default on any of our derivative obligations. At March 31, 2018, we had no derivatives that were in a net liability position. At December 31, 2017, the estimated fair value of our derivatives in a net liability position was less than $0.1 million, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at December 31, 2017, we could have been required to settle our obligations under these agreements at their aggregate termination value of less than $0.1 million.

Note 9. Debt

Non-Recourse Debt

Our non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of hotel properties. The following table presents the non-recourse debt, net on our Consolidated Hotel investments (dollars in thousands):

			Carrying Amount at
	Interest Rate Range	Current Maturity Date Range (a)	March 31, 2018	December 31, 2017
Fixed rate	3.6% – 6.5%	6/2019 – 4/2024	$1,048,057	$1,082,367
Variable rate (b)	3.9% – 8.9%	4/2018 – 12/2020	298,584	338,546
			$1,346,641	$1,420,913
___________

(a)	Many of our mortgage loans have extension options, which are subject to certain conditions. The maturity dates in the table do not reflect the extension options.

CWI 3/31/2018 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

(b)	The interest rate range presented for these mortgage loans reflect the rates in effect at March 31, 2018 through the use of an interest rate cap or swap, when applicable.

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

Holiday Inn Manhattan 6th Avenue Chelsea

At December 31, 2016, the minimum debt service coverage ratio for the Holiday Inn Manhattan 6th Avenue Chelsea was not met; therefore, a cash management agreement was enacted that permits the lender to sweep the hotel’s excess cash flow. As of March 31, 2018, this ratio was met, however, the cash management agreement will remain in effect until the ratio is met for two consecutive quarters.

Lake Arrowhead Resort and Spa

At June 30, 2017, the minimum debt service coverage ratio for the Lake Arrowhead Resort and Spa was not met; therefore we were required to fund $0.5 million into a lender-held reserve account that will be released after a specified debt service coverage ratio is achieved for two consecutive quarters. We funded the required $0.5 million into the lender-held reserve account during the third quarter of 2017, which is included in Restricted cash in our consolidated balance sheet.

Although all required debt service has been paid on time, as of March 31, 2018, this property did not meet a minimum debt service coverage ratio, which resulted in an event of default entitling the lender to certain rights under the loan agreement, up to and including, taking possession of the property and commencing foreclosure proceedings. The loan matures on June 23, 2018 and we are currently in discussions with the lender.

Ritz-Carlton Fort Lauderdale

At September 30, 2017, the minimum debt service coverage ratio for both the senior mortgage loan and mezzanine loan for the Ritz-Carlton Fort Lauderdale were not met; therefore, we entered into a cash management agreement that permits the lender to sweep the hotel’s excess cash flow. As of March 31, 2018, this ratio was still not met and the cash management agreement remained in effect.

Courtyard Pittsburgh Shadyside

At March 31, 2018, the minimum debt service coverage ratio for the Courtyard Pittsburgh Shadyside was not met; therefore, we entered into a cash management agreement that permits the lender to sweep the hotel’s excess cash flow.

Covenants

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage ratios. Except as discussed above, at March 31, 2018, we were in compliance with the applicable covenants for each of our mortgage loans.

WPC Credit Facility

At March 31, 2018, we had outstanding balances under the Bridge Loan and Working Capital Facility of $40.8 million and $0.8 million, respectively, with $24.2 million available to be drawn on the Working Capital Facility. These loans are described in Note 3.

CWI 3/31/2018 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2018, each of the next four calendar years following December 31, 2018 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2018 (remainder) (a) (b)	$183,445
2019	109,626
2020	222,362
2021	458,253
2022	244,104
Thereafter through 2024	176,870
1,394,660
Unamortized deferred financing costs	(6,382)
Total	$1,388,278
___________

(a)
Balance includes $131.9 million of scheduled balloon payments on four consolidated mortgage loans. We currently intend to refinance these mortgage loans, although there can be no assurance that we will be able to do so on favorable terms, if at all.

(b)	Includes $40.8 million and $0.8 million of loan proceeds from the Bridge Loan and Working Capital Facility, respectively, from WPC (Note 3).

Note 10. Commitments and Contingencies

At March 31, 2018, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position or results of operations.

Hotel Management Agreements

As of March 31, 2018, our Consolidated Hotel properties were operated pursuant to long-term management agreements with 12 different management companies, with initial terms ranging from five to 30 years. For hotels operated with separate franchise agreements, each management company receives a base management fee, generally ranging from 1.0% to 3.5% of hotel revenues. Four of our management agreements contain the right and license to operate the hotels under specified brands; no separate franchise agreements exist and no separate franchise fee is required for these hotels. The management agreements that include the benefit of a franchise agreement incur a base management fee ranging from 3.0% to 3.5% of hotel revenues. The management companies are generally also eligible to receive an incentive management fee, which is typically calculated as a percentage of operating profit, either (i) in excess of projections with a cap or (ii) after the owner has received a priority return on its investment in the hotel. For the three months ended March 31, 2018 and 2017, we incurred management fee expense, including amortization of deferred management fees, of $4.7 million and $5.6 million, respectively.

Franchise Agreements

As of March 31, 2018, we had 12 franchise agreements with Marriott-owned brands, five with Hilton-owned brands, two with InterContinental Hotels owned brands and one with a Hyatt owned brand related to our Consolidated Hotels. The franchise agreements have initial terms ranging from 15 to 25 years (excluding four hotels that receive the benefits of a franchise agreement pursuant to management agreements, as discussed above). Also, three of our Consolidated Hotels are independent and not subject to franchise agreements. Our franchise agreements grant us the right to the use of the brand name, systems and marks with respect to specified hotels and establish various management, operational, record-keeping, accounting, reporting and marketing standards and procedures that the licensed hotel must comply with. In addition, the franchisor establishes requirements for the quality and condition of the hotel and its furniture, fixtures and equipment, and we are obligated to expend such funds as may be required to maintain the hotel in compliance with those requirements. Typically, our franchise agreements provide for a license fee, or royalty, of 3.0% to 7.0% of room revenues and, if applicable, 2.0% to 3.0% of food and beverage revenue. In addition, we generally pay 1.0% to 4.0% of room revenues as marketing and reservation system contributions for the system-wide benefit of brand hotels. Franchise fees are included in sales and marketing expense in our consolidated

CWI 3/31/2018 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

financial statements. For the three months ended March 31, 2018 and 2017, we incurred franchise fee expense, including amortization of deferred franchise fees, of $4.1 million and $4.7 million, respectively.

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

At March 31, 2018, eight hotels were either undergoing renovation or in the planning stage of renovations, and we currently expect that three will be completed during the remainder of 2018, four will be completed during the first half of 2019 and one will be completed during the second half of 2019. The following table summarizes our capital commitments related to our Consolidated Hotels (in thousands):

	March 31, 2018	December 31, 2017
Capital commitments	$65,543	$84,325
Less: amounts paid	(38,854)	(43,179)
Unpaid commitments	26,689	41,146
Less: amounts in restricted cash designated for renovations	(20,515)	(13,136)
Unfunded commitments (a)	$6,174	$28,010
___________

(a)	Of our unfunded commitments at both March 31, 2018 and December 31, 2017, approximately $0.5 million of unrestricted cash on our balance sheet was designated for renovations.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3% and 5% of the respective hotel’s total gross revenue. As of March 31, 2018 and December 31, 2017, $30.0 million and $32.9 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures, and is included in Restricted cash in the consolidated financial statements.

Ground Lease Commitments

Three of our hotels are subject to ground leases. Scheduled future minimum ground lease payments during the remainder of 2018, each of the next four calendar years following December 31, 2018 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2018 (remainder)	$2,444
2019	3,328
2020	3,404
2021	3,482
2022	3,562
Thereafter through 2106	647,555
Total	$663,775

CWI 3/31/2018 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

For both the three months ended March 31, 2018 and 2017, we recorded rent expense of $0.9 million, both inclusive of percentage rents of $0.1 million, related to these ground leases, which are included in Property taxes, insurance, rent and other in the consolidated financial statements. Additionally, we recorded straight-line rent adjustment expense related to these ground leases of $1.3 million for both the three months ended March 31, 2018 and 2017.

Note 11. Equity

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended March 31,
Gains and Losses on Derivative Instruments	2018	2017
Beginning balance	$(455)	$(1,128)
Other comprehensive income (loss) before reclassifications	147	(149)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	168	174
Equity in earnings of equity method investments in real estate	—	80
Total	168	254
Net current period other comprehensive income	315	105
Net current period other comprehensive income attributable to noncontrolling interests	(12)	(1)
Ending balance	$(152)	$(1,024)

Distributions Declared

During the first quarter of 2018, our board of directors declared a quarterly distribution of $0.1425 per share, which was paid on April 16, 2018 to stockholders of record on March 29, 2018, in the aggregate amount of $19.8 million.

We paid distributions of $19.6 million during the three months ended March 31, 2018, representing distributions declared during the three months ended December 31, 2017.

Note 12. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually and intend to do so for the tax year ending December 31, 2018. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three months ended March 31, 2018 and 2017. We conduct business in various states and municipalities within the United States, and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As a result, we are subject to certain state and local taxes and a provision for such taxes is included in the consolidated financial statements.

Certain of our subsidiaries have elected taxable REIT subsidiary, or TRS, status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. The accompanying consolidated financial statements include an interim tax provision for our TRSs for the three months ended March 31, 2018 and 2017. Current income tax expense was $0.9 million and $1.1 million for the three months ended March 31, 2018 and 2017, respectively.

Our TRSs are subject to U.S. federal and state income taxes. As such, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe that it is more likely than not that we will not realize the tax benefit of deferred tax assets based on available evidence at

CWI 3/31/2018 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

the time the determination is made. A change in circumstances may cause us to change our judgment about whether a deferred tax asset will more likely than not be realized. We generally report any change in the valuation allowance through our income statement in the period in which such changes in circumstances occur. In December 2017, the Tax Cuts and Jobs Act was enacted, which reduced the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Tax reform also contained other provisions that may have an impact on the future realizability of our deferred tax assets. The majority of our deferred tax assets relates to net operating losses, interest expense limitation and accrued expenses. The majority of our deferred tax liabilities relates to differences between the tax basis and financial reporting basis of the villa/condo rental management agreements. Benefit from income taxes included deferred income tax benefits of $1.6 million and $1.4 million for the three months ended March 31, 2018 and 2017, respectively.

CWI 3/31/2018 10-Q – 24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. Management’s Discussion and Analysis of Financial Condition and Results of Operations also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 2017 Annual Report and subsequent reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Business Overview

As described in more detail in Item 1 of the 2017 Annual Report, we are a publicly-owned, non-listed REIT that invests in, manages and seeks to enhance the value of, interests in lodging and lodging-related properties. At March 31, 2018, we held ownership interests in 28 hotels, with a total of 7,817 rooms.

We have invested the proceeds from our initial public offering and follow-on offering in a diversified lodging portfolio, including full-service, select-service and resort hotels. Our results of operations are significantly impacted by seasonality and hotel renovations. We have invested and then initiated significant renovations at certain hotels. Generally, during the renovation period, a portion of total rooms are unavailable and hotel operations are often disrupted, negatively impacting our results of operations.

Significant Developments

Net Asset Value

Our Advisor calculated our NAV as of year-end by relying in part on appraisals of the fair market value of our real estate portfolio and estimates of the fair market value of our mortgage debt, both provided by independent third parties as of December 31, 2017. The net amount was then adjusted for estimated disposition fees payable to our advisor and our other net assets and liabilities at the same date. Our NAV as of December 31, 2017 was $10.41 per share; please see our Current Report on Form 8-K dated April 11, 2018 for additional information regarding the calculation of our NAV.

Dispositions

On January 25, 2018, we sold our 100% ownership interest in the Marriott Boca Raton at Boca Center to an unaffiliated third‑party for a contractual sales price of $76.0 million and net proceeds after the repayment of debt of approximately $35.4 million, including the release of $1.4 million of restricted cash. We recognized a gain on sale of $12.3 million during the three months ended March 31, 2018 (Note 4).

On February 5, 2018, we sold our 100% ownership interests in the Hampton Inn Memphis Beale Street and Hampton Inn Atlanta Downtown to an unaffiliated third-party for a contractual sales price of $63.0 million and net proceeds after the repayment of debt of approximately $31.8 million, including the release of $2.0 million of restricted cash. We recognized a gain on sale of $19.6 million during the three months ended March 31, 2018 (Note 4).

WPC Credit Facility

During the first quarter of 2018, the Operating Partnership drew down $10.0 million from the Working Capital Facility and repaid a total of $20.0 million towards the Bridge Loan and $17.0 million towards the Working Capital Facility.

At March 31, 2018, the outstanding balances under the Bridge Loan and Working Capital Facility were $40.8 million and $0.8 million, respectively, with $24.2 million available to be drawn on the Working Capital Facility (Note 3).

CWI 3/31/2018 10-Q – 25

Financial and Operating Highlights

(Dollars in thousands, except average daily rate, or ADR, and revenue per available room, or RevPAR)

	Three Months Ended March 31,
	2018	2017
Hotel revenues	$142,431	$159,704
Gain on hurricane-related property damage	(569)	—
Net income (loss) attributable to CWI stockholders	14,187	(5,412)

Cash distributions paid	19,642	19,292

Net cash provided by operating activities (a)	2,562	21,192
Net cash provided by (used in) investing activities (a)	127,028	(3,905)
Net cash used in financing activities	(111,772)	(17,676)

Supplemental financial measures: (b)
FFO attributable to CWI stockholders	2,971	14,492
MFFO attributable to CWI stockholders	3,752	15,960

Consolidated Hotel Operating Statistics
Occupancy	75.1%	73.9%
ADR	$222.12	$221.74
RevPAR	166.88	163.76
___________

(a)
On January 1, 2018, we adopted ASU 2016-15 and ASU 2016-18, which revised how certain items are presented in the consolidated statements of cash flows. As a result of adopting this guidance, we retrospectively revised Net cash provided by operating activities and Net cash provided by (used in) investing activities within our consolidated statements of cash flows for the three months ended March 31, 2017, as described in Note 2.

(b)
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

The comparison of our results period over period is influenced by both the number and size of the hotels consolidated in each of the respective periods. At March 31, 2018, we owned 24 Consolidated Hotels, compared to 28 Consolidated Hotels at March 31, 2017.

CWI 3/31/2018 10-Q – 26

Portfolio Overview

The following table sets forth certain information for each of our Consolidated Hotels and our Unconsolidated Hotels at March 31, 2018:

Hotels	State	Number of Rooms	% Owned	Acquisition Date	Hotel Type	Renovation Status at March 31, 2018 (a)
Consolidated Hotels
2012 Acquisitions
Hilton Garden Inn New Orleans French Quarter/CBD	LA	155	88%	6/8/2012	Select-service	Completed
Lake Arrowhead Resort and Spa	CA	173	97%	7/9/2012	Resort	Completed
Courtyard San Diego Mission Valley	CA	317	100%	12/6/2012	Select-service	Completed
2013 Acquisitions
Courtyard Pittsburgh Shadyside	PA	132	100%	3/12/2013	Select-service	Completed/ Planned future
Hutton Hotel Nashville	TN	250	100%	5/29/2013	Full-service	Completed
Holiday Inn Manhattan 6th Avenue Chelsea	NY	226	100%	6/6/2013	Full-service	Completed
Fairmont Sonoma Mission Inn & Spa	CA	226	100%	7/10/2013	Resort	Completed
Marriott Raleigh City Center	NC	400	100%	8/13/2013	Full-service	Completed/ Planned future
Hawks Cay Resort (b) (c)	FL	423	100%	10/23/2013	Resort	Completed
Renaissance Chicago Downtown	IL	560	100%	12/20/2013	Full-service	Completed/ Planned future
2014 Acquisitions
Hyatt Place Austin Downtown	TX	296	100%	4/1/2014	Select-service	None planned
Courtyard Times Square West	NY	224	100%	5/27/2014	Select-service	None planned
Sheraton Austin Hotel at the Capitol	TX	367	80%	5/28/2014	Full-service	Completed
Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center	CO	302	100%	6/25/2014	Select-service	Planned future
Sanderling Resort	NC	125	100%	10/28/2014	Resort	Completed/ In progress
Staybridge Suites Savannah Historic District	GA	104	100%	10/30/2014	Select-service	Completed
Marriott Kansas City Country Club Plaza	MO	295	100%	11/18/2014	Full-service	Completed
2015 Acquisitions
Westin Minneapolis	MN	214	100%	2/12/2015	Full-service	In progress
Westin Pasadena	CA	350	100%	3/19/2015	Full-service	Completed
Hilton Garden Inn/Homewood Suites Atlanta Midtown	GA	228	100%	4/29/2015	Select-service	None planned
Ritz-Carlton Key Biscayne (d)	FL	451	47%	5/29/2015	Resort	Completed/ Planned future
Ritz-Carlton Fort Lauderdale (e)	FL	197	70%	6/30/2015	Resort	Completed/ Planned future
Le Méridien Dallas, The Stoneleigh	TX	176	100%	11/20/2015	Full-service	Completed
2016 Acquisition
Equinox, a Luxury Collection Golf Resort & Spa	VT	199	100%	2/17/2016	Resort	In progress
		6,390
Unconsolidated Hotels
Hyatt New Orleans French Quarter	LA	254	80%	9/6/2011	Full-service	Completed
Marriott Sawgrass Golf Resort & Spa (f)	FL	514	50%	4/1/2015	Resort	Completed
Ritz-Carlton Philadelphia	PA	301	60%	5/15/2015	Full-service	Completed
Ritz-Carlton Bacara, Santa Barbara (g)	CA	358	40%	9/28/2017	Resort	Planned future
		1,427
___________

(a)	Status excludes any renovation work to be undertaken as a result of Hurricane Irma.

(b)	As a result of damage sustained from Hurricane Irma, this hotel is currently closed and is expected to fully reopen by midyear 2018.

(c)	Includes 246 privately owned villas that participate in the villa/condo rental program at March 31, 2018, of which 137 were available for rent as a result of damage caused by Hurricane Irma.

(d)	CWI 2 owns an interest of approximately 19% in this venture. Also, the number of rooms presented includes 149 condo-hotel units that participate in the villa/condo rental program at March 31, 2018.

(e)	Includes 31 condo-hotel units that participate in the villa/condo rental program at March 31, 2018.

(f)
On October 3, 2014, we acquired the Marriott Sawgrass Golf Resort & Spa as a Consolidated Hotel. On April 1, 2015, we sold a 50% controlling interest to CWI 2 and began accounting for our interest in the hotel as an equity method investment.

CWI 3/31/2018 10-Q – 27

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

CWI 3/31/2018 10-Q – 28

The following table presents our comparative results of operations (in thousands):

	Three Months Ended March 31,
	2018	2017	Change
Hotel Revenues	$142,431	$159,704	$(17,273)

Hotel Expenses	131,523	140,578	(9,055)

Other Operating Expenses
Asset management fees to affiliate and other expenses	3,918	4,047	(129)
Corporate general and administrative expenses	2,968	2,509	459
Gain on hurricane-related property damage	(569)	—	(569)
Total Other Operating Expenses	6,317	6,556	(239)

Operating Income	4,591	12,570	(7,979)

Other Income and (Expenses)
Interest expense	(16,781)	(16,306)	(475)
Equity in (losses) earnings of equity method investments in real estate	(1,025)	2,985	(4,010)
Net loss on extinguishment of debt (Note 9)	—	(141)	141
Other income	122	26	96
Total Other Income and (Expenses)	(17,684)	(13,436)	(4,248)

Loss from Operations Before Income Taxes and Net Gain (Loss) on Sale of Real Estate	(13,093)	(866)	(12,227)
Benefit from income taxes	708	286	422
Loss from Operations Before Net Gain (Loss) on Sale of Real Estate	(12,385)	(580)	(11,805)
Net gain (loss) on sale of real estate, net of tax	31,929	(352)	32,281
Net Income (Loss)	19,544	(932)	20,476
Income attributable to noncontrolling interests	(5,357)	(4,480)	(877)
Net Income (Loss) Attributable to CWI Stockholders	$14,187	$(5,412)	$19,599
Supplemental Financial Measure:(a)
MFFO Attributable to CWI Stockholders	$3,752	$15,960	$(12,208)
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

Our Same Store Hotels are comprised of our 2012 Acquisitions, 2013 Acquisitions, 2014 Acquisitions, 2015 Acquisitions and 2016 Acquisition, excluding the results of hotels sold or classified as held for sale at March 31, 2018 (Note 4), as well as the results for the Hawks Cay Resort, which was closed during the first quarter of 2018 due to damage from Hurricane Irma (Note 4).

The following table sets forth the average occupancy rate, ADR and RevPAR of our Consolidated Hotels for the three months ended March 31, 2018 and 2017 for our Same Store Hotels.

	Three Months Ended March 31,
Same Store Hotels	2018	2017
Occupancy Rate	75.0%	73.3%
ADR	$223.21	$219.50
RevPAR	167.43	160.79

CWI 3/31/2018 10-Q – 29

Hotel Revenues

For the three months ended March 31, 2018 as compared to the same period in 2017, hotel revenues decreased by $17.3 million, comprised of: a decrease in revenue from the Hawks Cay Resort of $15.7 million as a result of its closure in September 2017 and a decrease in revenue as a result of properties sold during 2017 and 2018 totaling $8.7 million, which was partially offset by a net increase in revenue from our Same Store Hotels totaling $7.2 million (largely attributable to hotels that were undergoing renovation during the prior year period that were completed prior to the first quarter of 2018).

Hotel Expenses

For the three months ended March 31, 2018 as compared to the same period in 2017, aggregate hotel operating expenses decreased by $9.1 million comprised of: a decrease in expenses from the Hawks Cay Resort of $9.5 million and a decrease in expenses as a result of properties sold during 2017 and 2018 totaling $6.5 million, which was partially offset by a net increase in expenses from our Same Store Hotels totaling $6.9 million (largely attributable to hotels that were undergoing renovation during the prior year period that were completed prior to the first quarter of 2018).

Corporate General and Administrative Expenses

For the three months ended March 31, 2018 as compared to the same period in 2017, corporate general and administrative expenses increased by $0.5 million as a result of an increase in professional fees. Professional fees include legal, accounting and investor-related expenses incurred in the normal course of business.

Gain on Hurricane-Related Property Damage

During the three months ended March 31, 2018, we recognized a $0.6 million gain resulting from a change in our estimate of the total aggregate damage incurred at our properties attributable to Hurricane Irma. Our insurance policies provide coverage for property damage, business interruption and reimbursement for other costs that were incurred relating to damages sustained during Hurricane Irma. Insurance proceeds are subject to deductibles.

We and CWI 2 maintain insurance on all of our hotels, with an aggregate policy limit of $500.0 million for both property damage and business interruption. Our insurance policies are subject to various terms and conditions, including property damage and business interruption deductibles on each hotel, which range from 2% to 5% of the insured value. We currently estimate our aggregate casualty insurance claim to be in the range of $55.0 million to $65.0 million (which includes estimated clean up, repair and rebuilding costs), and our aggregate business interruption insurance claim to be in the range of $25.0 million to $35.0 million. We are continuing to assess the damage sustained, so this estimate is subject to change and could be further impacted by increased costs, including those associated with resource constraints in Florida relating to building materials, supplies and labor. We believe that we maintain adequate insurance coverage on each of our hotels and are working closely with the insurance carriers and claims adjusters to obtain the maximum amount of insurance recovery provided under the policies. However, we can give no assurances as to the amounts of such claims, the timing of payments or the ultimate resolution of the claims.

We experienced a reduction in revenues as a result of Hurricane Irma, as well as the wildfires in Northern California during 2017. Our business interruption insurance covers lost revenue through the period of property restoration and for up to 12 months after the hotels are back to full operations. We have retained consultants to assess our business interruption claims and are currently reviewing our losses with our insurance carrier. We have not recorded revenue for covered business interruption during the three months ended March 31, 2018. We will record revenue for covered business interruption when both the recovery is probable and the claim is settled.

If the estimated property damage increases or there is additional remediation work performed at the damaged hotels where the costs have not yet exceeded the property damage deductible, our hurricane loss could increase. We currently estimate the maximum additional hurricane loss we could incur for our Consolidated Hotels to be $1.7 million.

CWI 3/31/2018 10-Q – 30

Equity in (Losses) Earnings of Equity Method Investments in Real Estate

Equity in (losses) earnings of equity method investments in real estate represents earnings from our equity investments in Unconsolidated Hotels recognized in accordance with each investment agreement and based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period (Note 5). We are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds the estimated fair value and is determined to be other than temporary. No other-than-temporary impairment charges were recognized on our equity method investments in real estate during the three months ended March 31, 2018 or 2017.

The following table sets forth our share of equity in (losses) earnings from our Unconsolidated Hotels, which are based on the hypothetical liquidation at book value model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended March 31,
	2018	2017
Ritz-Carlton Bacara, Santa Barbara Venture (a)	$(1,950)	$—
Ritz-Carlton Philadelphia Venture	(1,476)	806
Marriott Sawgrass Golf Resort & Spa Venture	1,623	1,385
Westin Atlanta Venture (b)	391	319
Hyatt Centric French Quarter Venture	387	475
Total equity in (losses) earnings of equity method investments in real estate	$(1,025)	$2,985
___________

(a)	We acquired our 40% tenancy-in-common interest in this venture on September 28, 2017.

(b)
On October 19, 2017, the venture sold the Westin Atlanta Perimeter North to an unaffiliated third-party. Our share of equity in earnings during the three month ended March 31, 2018 is the result of additional cash distributions received in connection with the disposition.

Net Loss on Extinguishment of Debt

During the three months ended March 31, 2017, we recognized a net loss on extinguishment of debt of $0.1 million, primarily related to the refinancing of two non-recourse mortgage loans. No such losses were recognized during the three months ended March 31, 2018.

Gain (Loss) on Sale of Real Estate, Net of Tax

During the three months ended March 31, 2018, we recognized a gain on sale of real estate, net of tax of $31.9 million, comprised of (i) a gain of $12.3 million related to the sale of our 100% ownership interest in the Marriott Boca Raton at Boca Center to an unaffiliated third-party for a contractual sales price of $76.0 million during January 2018 and (ii) an aggregate gain of $19.6 million, related to the sale of our 100% ownership interests in the Hampton Inn Memphis Beale Street and Hampton Inn Atlanta Downtown to an unaffiliated third-party for a contractual sales price of $63.0 million in February 2018 (Note 4).

During the three months ended March 31, 2017, we recognized a loss on sale of real estate, net of tax of $0.4 million from the sale of our 100% ownership interests in the Hampton Inn Frisco Legacy Park, the Hampton Inn Birmingham Colonnade and the Hilton Garden Inn Baton Rouge Airport to an unaffiliated third party for a contractual sales price of $33.0 million.

CWI 3/31/2018 10-Q – 31

Income Attributable to Noncontrolling Interests

The following table sets forth our income attributable to noncontrolling interests (in thousands):

	Three Months Ended March 31,
Venture	2018	2017
Ritz-Carlton Key Biscayne Venture (a)	$(3,579)	$(2,009)
Operating Partnership — Available Cash Distribution (Note 3)	(972)	(1,701)
Ritz-Carlton Fort Lauderdale Venture	(535)	(356)
Sheraton Austin Hotel at the Capitol Venture	(241)	(376)
Hilton Garden Inn New Orleans French Quarter/CBD Venture	(30)	(38)
	$(5,357)	$(4,480)
___________

(a)
The increase in income attributable to noncontrolling interests for the three months ended March 31, 2018 as compared to the same period in 2017 is primarily a result of the improvement in the operating results of the venture.

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

Sources and Uses of Cash During the Period

We have fully invested the proceeds from both our initial public offering and follow-on offering. We use the cash flow generated from hotel operations to meet our normal recurring operating expenses, service debt and fund distributions to our shareholders. Our cash flows fluctuate from period to period due to a number of factors, including the financial and operating performance of our hotels, the timing of purchases or dispositions of hotels, the timing and characterization of distributions from equity method investments in hotels and seasonality in the demand for our hotels. Also, hotels we invest in may undergo renovations, during which they may experience disruptions, possibly resulting in reduced revenue and operating income. Despite these fluctuations, we believe that we will continue to generate sufficient cash from operations and from our equity method investments to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, proceeds available under our Working Capital Facility, the proceeds of mortgage loans, sales of assets or distributions reinvested in our common stock through our DRIP. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities

For the three months ended March 31, 2018 as compared to the same period in 2017, net cash provided by operating activities decreased by $18.6 million, largely attributable to a decrease in cash flow from hotel operations due to the closure of the Hawks Cay Resort as a result of Hurricane Irma, the funding of remediation work to repair properties damaged by the hurricane and the impact of the disposition of hotels during 2017 and the first quarter of 2018.

CWI 3/31/2018 10-Q – 32

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2018 was $127.0 million, primarily as a result of aggregate proceeds of $135.5 million from the sale of three properties comprised of (i) $73.7 million of proceeds received from the sale of our 100% ownership interest in the Marriott Boca Raton at Boca Center and (ii) $61.8 million of proceeds received from the sale of our 100% ownership interests in the Hampton Inn Memphis Beale Street and Hampton Inn Atlanta Downtown (Note 4) and distributions received from equity investments in excess of equity income totaling $5.7 million, partially offset by the funding of $14.3 million of capital expenditures for our Consolidated Hotels.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2018 was $111.8 million, primarily as a result of: (i) scheduled payments and prepayments of mortgage financing totaling $74.9 million, including prepayments totaling $71.9 million in connection with the hotels sold during the first quarter of 2018, as discussed above, repayments towards the WPC Credit Facility totaling $37.0 million and cash distributions paid to stockholders aggregating $19.6 million, partially offset by the reinvestment of distributions in shares of our common stock through our DRIP, totaling $11.1 million and borrowings under the Bridge Loan of $10.0 million.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. For the three months ended March 31, 2018, we paid distributions to stockholders totaling $19.6 million, which were comprised of cash distributions of $8.5 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $11.1 million. From inception through March 31, 2018, we declared distributions, excluding distributions paid in shares of our common stock, to stockholders totaling $321.8 million, which were comprised of cash distributions of $129.9 million and $191.9 million of distributions that were reinvested by stockholders in shares of our common stock pursuant to our DRIP.

We believe that FFO, a non-GAAP measure, is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or our Cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our public offering and there can be no assurance that our FFO or our Cash flow from operations will be sufficient to cover our future distributions. Our distribution coverage using FFO and Cash flow from operations was approximately 15% and 13%, respectively, of total distributions declared for the three months ended March 31, 2018, with the balance funded with proceeds from other sources of cash, such as financings, borrowings or the sales of assets.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the three months ended March 31, 2018, we received requests to redeem 999,910 shares of our common stock at an aggregate value of $9.9 million. These redemption requests were deferred by our board of directors to April 2018 in order to correspond with the announcement of our updated NAV as of December 31, 2017, which serves as the basis for the redemption price under the program, and were paid in full in April 2018. As of the date of this Report, we have fulfilled all of the valid redemption requests that we received during the three months ended March 31, 2018.

CWI 3/31/2018 10-Q – 33

Summary of Financing

The table below summarizes our non-recourse debt, net and WPC Credit Facility (dollars in thousands):

	March 31, 2018	December 31, 2017
Carrying Value
Fixed rate (a)	$1,048,057	$1,082,367
Variable rate:
WPC Credit Facility — Bridge Loan (Note 3)	40,802	60,802
WPC Credit Facility — Working Capital Facility (Note 3)	835	7,835
Non-recourse debt (a):
Amount subject to interest rate cap, if applicable	251,676	265,954
Amount subject to interest rate swap	46,908	47,148
Amount subject to floating interest rate	—	25,444
	340,221	407,183
	$1,388,278	$1,489,550
Percent of Total Debt
Fixed rate	75%	73%
Variable rate	25%	27%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.3%	4.3%
Variable rate (b)	4.7%	4.3%
___________

(a)	Aggregate debt balance includes deferred financing costs totaling $6.4 million and $7.3 million as of March 31, 2018 and December 31, 2017, respectively.

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

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

Holiday Inn Manhattan 6th Avenue Chelsea

At December 31, 2016, the minimum debt service coverage ratio for the Holiday Inn Manhattan 6th Avenue Chelsea was not met; therefore, a cash management agreement was enacted that permits the lender to sweep the hotel’s excess cash flow. As of March 31, 2018, this ratio was met, however, the cash management agreement will remain in effect until the ratio is met for two consecutive quarters.

Lake Arrowhead Resort and Spa

At June 30, 2017, the minimum debt service coverage ratio for the Lake Arrowhead Resort and Spa was not met; therefore we were required to fund $0.5 million into a lender-held reserve account that will be released after a specified debt service coverage ratio is achieved for two consecutive quarters. We funded the required $0.5 million into the lender-held reserve account during the third quarter of 2017, which is included in Restricted cash in our consolidated balance sheet.

Although all required debt service has been paid on time, as of March 31, 2018, this property did not meet a minimum debt service coverage ratio, which resulted in an event of default entitling the lender to certain rights under the loan agreement, up to and including, taking possession of the property and commencing foreclosure proceedings. The loan matures on June 23, 2018 and we are currently in discussions with the lender.

CWI 3/31/2018 10-Q – 34

Ritz-Carlton Fort Lauderdale

At September 30, 2017, the minimum debt service coverage ratio for both the senior mortgage loan and mezzanine loan for the Ritz-Carlton Fort Lauderdale were not met; therefore, we entered into a cash management agreement that permits the lender to sweep the hotel’s excess cash flow. As of March 31, 2018, this ratio was still not met and the cash management agreement remained in effect.

Courtyard Pittsburgh Shadyside

At March 31, 2018, the minimum debt service coverage ratio for the Courtyard Pittsburgh Shadyside was not met; therefore, we entered into a cash management agreement that permits the lender to sweep the hotel’s excess cash flow.

Cash Resources

At March 31, 2018, our cash resources consisted of cash totaling $88.5 million, of which $27.4 million was designated as hotel operating cash. We also had the $25.0 million Working Capital Facility, of which $24.2 million remained available to be drawn at March 31, 2018. Our cash resources may be used to fund future investments and can be used for working capital needs, debt service and other commitments, such as the renovation commitments noted below.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include (i) paying distributions to our stockholders, (ii) fulfilling our renovation commitments (Note 10), (iii) funding hurricane-related repair and remediation costs in excess of insurance proceeds received, (iv) funding lease commitments, (v) making scheduled mortgage loan principal payments, including (a) scheduled balloon payments totaling $131.9 million on four consolidated mortgage loans and (b) our share of a balloon payment scheduled for one Unconsolidated Hotel totaling $24.7 million, and (vi) paydown of the Bridge Loan, as well as other normal recurring operating expenses. We currently intend to refinance the scheduled balloon payments, although there can be no assurance that we will be able to do so on favorable terms, if at all.

We expect to use cash generated from operations, the Working Capital Facility, mortgage financing and cash received from dispositions of properties to fund these cash requirements in addition to amounts held in escrow to fund our renovation commitments.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3% and 5% of the respective hotel’s total gross revenue. At March 31, 2018 and December 31, 2017, $30.0 million and $32.9 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures.

CWI 3/31/2018 10-Q – 35

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations (primarily our capital commitments and lease obligations) at March 31, 2018 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — Principal (a) (b)	$1,353,023	$145,888	$460,889	$626,450	$119,796
Interest on borrowings (c)	185,262	56,006	91,832	33,919	3,505
WPC Credit Facility (Bridge Loan) — Principal	40,802	40,802	—	—	—
WPC Credit Facility (Working Capital Facility) — Principal	835	835	—	—	—
Operating and other lease commitments (d)	666,289	4,159	8,396	7,084	646,650
Contractual capital commitments (e)	26,689	21,474	5,215	—	—
Asset retirement obligation, net (f)	2,305	—	—	—	2,305
	$2,275,205	$269,164	$566,332	$667,453	$772,256
___________

(a)	Excludes deferred financing costs totaling $6.4 million.

(b)
Total Non-recourse debt — Principal due in less than one year includes $131.9 million of scheduled balloon payments on four consolidated mortgage loans. We currently intend to refinance these mortgage loans, although there can be no assurance that we will be able to do so on favorable terms, if at all.

(c)	For variable-rate debt, interest on borrowings is calculated using the swapped or capped interest rate, when in effect.

(d)
Operating and other lease commitments consist of rent obligations under ground leases and our share of future rents payable pursuant to the Advisory Agreement for the purpose of leasing office space used for the administration of real estate entities. At March 31, 2018, this balance primarily related to our commitments on ground leases for two hotels, which expire in 2087 and 2099 and have rent obligations consistently increasing throughout their respective terms; therefore, the most significant commitments occur near the conclusion of the leases.

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

CWI 3/31/2018 10-Q – 36

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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, such as acquisition fees that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. We intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets or another similar transaction) not later than six years following the conclusion of our initial public offering, which occurred on September 15, 2013. Thus, we intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Institute for Portfolio Alternatives (formerly known as the Investment Program Association), or IPA, an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate non-GAAP measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance now that our offering has been completed and once essentially all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance, with the sustainability of the operating performance of other real

CWI 3/31/2018 10-Q – 37

estate companies that are not as involved in acquisition activities. MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

We define MFFO consistent with the IPA’s Practice Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. This Practice Guideline defines MFFO as FFO further adjusted for the following items included in the determination of GAAP net income, as applicable: acquisition fees and expenses; accretion of discounts and amortization of premiums on debt investments; where applicable, payments of loan principal made by our equity investees accounted for under the hypothetical liquidation model where such payments reduce our equity in earnings of equity method investments in real estate, nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, derivatives or securities holdings, where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for Consolidated and Unconsolidated Hotels, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses that are unrealized and may not ultimately be realized.

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

CWI 3/31/2018 10-Q – 38

FFO and MFFO were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income (loss) attributable to CWI stockholders	$14,187	$(5,412)
Adjustments:
(Gain) loss on sale of real estate, net	(31,929)	352
Depreciation and amortization of real property	19,804	20,307
Proportionate share of adjustments for partially-owned entities — FFO adjustments	909	(755)
Total adjustments	(11,216)	19,904
FFO attributable to CWI stockholders (as defined by NAREIT)	2,971	14,492
Adjustments:
Straight-line and other rent adjustments	1,326	1,349
Gain on hurricane-related property damage (a)	(569)	—
Proportionate share of adjustments for partially-owned entities — MFFO adjustments	24	(22)
Net loss on extinguishment of debt	—	141
Total adjustments	781	1,468
MFFO attributable to CWI stockholders	$3,752	$15,960
___________

(a)	We excluded the hurricane gain because of the non-recurring nature of the adjustment.

CWI 3/31/2018 10-Q – 39

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

At March 31, 2018, we estimated that the total fair value of our interest rate caps and swaps, which are included in Other assets in the consolidated financial statements, was in an asset position of $0.1 million (Note 8).

At March 31, 2018, all of our debt bore interest at fixed rates, was swapped to a fixed rate or was subject to an interest rate cap, with the exception of the Bridge Loan and Working Capital Facility, which had outstanding balances of $40.8 million and $0.8 million, respectively. The annual interest rates on our fixed-rate debt at March 31, 2018 ranged from 3.6% to 6.5%. The contractual annual interest rates on our variable-rate debt at March 31, 2018 ranged from 2.8% to 8.9%. The weighted-average interest rate of our fixed rate and variable rate debt was 4.3% and 4.7%, respectively, at March 31, 2018. Our debt obligations are more fully described under Liquidity and Capital Resources in Item 2 above.

The following table presents principal cash outflows for our Consolidated Hotels based upon expected maturity dates of our long-term debt obligations outstanding at March 31, 2018 and excludes deferred financing costs (in thousands):

	2018 (Remainder)	2019	2020	2021	2022	Thereafter	Total	Fair Value
Fixed-rate debt	$8,188	$106,555	$58,623	$458,253	$244,104	$176,870	$1,052,593	$1,037,618
Variable-rate debt (a)	$133,620	$3,071	$163,739	$—	$—	$—	$300,430	$300,206
___________

(a)
Excludes $40.8 million and $0.8 million outstanding under the Bridge Loan and Working Capital Facility, respectively, from WPC (Note 3). Unless the Advisory Agreement expires or is terminated, the Bridge Loan and Working Capital Facility are scheduled to mature on June 30, 2018 and December 31, 2018, respectively.

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to an interest rate cap, is affected by changes in interest rates. A decrease or increase in interest rates of 1.0% would change the estimated fair value of this debt at March 31, 2018 by an aggregate increase of $37.1 million or an aggregate decrease of $37.3 million, respectively. Annual interest expense on our variable-rate debt that is subject to an interest rate cap at March 31, 2018 would increase or decrease by $2.5 million for each respective 1.0% change in annual interest rates.

CWI 3/31/2018 10-Q – 40

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2018 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CWI 3/31/2018 10-Q – 41

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2018, we issued 337,030 shares of common stock to our Advisor as consideration for asset management fees. These shares were issued at the NAV published at that time of $10.80 per share. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof.

All prior sales of unregistered securities have been reported in our previously filed quarterly reports on Form 10-Q and annual reports on Form 10-K.

CWI 3/31/2018 10-Q – 42

Item 6. Exhibits.

The following exhibits are filed with this Report, expect where indicated.

Exhibit No.	Description	Method of Filing
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

CWI 3/31/2018 10-Q – 43

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors Incorporated
Date:	May 14, 2018
		By:	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
(Principal Financial Officer)

Date:	May 14, 2018
		By:	/s/ Noah K. Carter
Noah K. Carter
Chief Accounting Officer
(Principal Accounting Officer)

CWI 3/31/2018 10-Q – 44

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith