Form 10-Q
period 2018-06-30
Carey Watermark Investors Inc
filed 2018-08-14
CIK 1430259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Registrant has 139,683,228 shares of common stock, $0.001 par value, outstanding at August 3, 2018.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. These statements are based on the current expectations of our management. Forward-looking statements in this Report include, among others, statements about the impact of Hurricane Irma on certain hotels, including the condition of the properties, cost estimates and the timing of resumption of operations. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements, as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 27, 2018, or the 2017 Annual Report. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

CWI 6/30/2018 10-Q – 1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
Assets
Investments in real estate:
Hotels, at cost	$2,192,709	$2,172,740
Accumulated depreciation	(249,658)	(227,616)
Net investments in hotels	1,943,051	1,945,124
Assets held for sale (Note 4)	—	105,124
Equity investments in real estate	118,476	131,344
Cash and cash equivalents	85,606	47,994
Intangible assets, net	77,529	78,386
Restricted cash, inclusive of $0 and $3,293, respectively, attributable to Assets held for sale	64,077	84,382
Accounts receivable	42,157	38,359
Other assets	22,047	29,208
Total assets	$2,352,943	$2,459,921
Liabilities and Equity
Non-recourse debt, net, including debt attributable to Assets held for sale (Note 4)	$1,347,542	$1,420,913
WPC Credit Facility (Note 3)	41,637	68,637
Accounts payable, accrued expenses and other liabilities	136,768	136,343
Due to related parties and affiliates	4,493	3,611
Distributions payable	19,741	19,640
Other liabilities held for sale (Note 4)	—	2,889
Total liabilities	1,550,181	1,652,033
Commitments and contingencies (Note 10)
Common stock, $0.001 par value; 300,000,000 shares authorized; 138,539,759 and 137,826,503 shares, respectively, issued and outstanding	139	138
Additional paid-in capital	1,162,515	1,153,652
Distributions and accumulated losses	(417,555)	(399,884)
Accumulated other comprehensive loss	(26)	(455)
Total stockholders’ equity	745,073	753,451
Noncontrolling interests	57,689	54,437
Total equity	802,762	807,888
Total liabilities and equity	$2,352,943	$2,459,921

See Notes to Consolidated Financial Statements.

CWI 6/30/2018 10-Q – 2

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Hotel Revenues
Rooms	$100,775	$112,901	$192,566	$217,252
Food and beverage	43,147	43,924	83,621	86,110
Other operating revenue	11,272	14,529	21,305	27,696
Business interruption income	12,065	—	12,198	—
Total Hotel Revenues	167,259	171,354	309,690	331,058
Operating Expenses
Hotel Expenses
Rooms	22,229	24,302	44,043	47,819
Food and beverage	29,116	30,310	57,026	59,591
Other hotel operating expenses	6,517	7,784	12,782	14,927
Property taxes, insurance, rent and other	15,839	16,790	31,266	33,154
Sales and marketing	15,020	15,651	29,316	30,804
General and administrative	13,415	14,189	26,491	28,172
Repairs and maintenance	5,126	5,343	9,910	10,575
Management fees	4,788	4,704	9,461	10,269
Utilities	3,397	4,018	6,965	8,117
Depreciation and amortization	19,261	20,789	38,973	41,032
Total Hotel Expenses	134,708	143,880	266,233	284,460

Other Operating Expenses
Asset management fees to affiliate and other expenses	3,836	3,972	7,755	8,018
Corporate general and administrative expenses	2,749	2,811	5,716	5,320
Gain on hurricane-related property damage	(496)	—	(1,065)	—
Total Other Operating Expenses, Net	6,089	6,783	12,406	13,338
Operating Income	26,462	20,691	31,051	33,260
Other Income and (Expenses)
Interest expense	(16,488)	(16,557)	(33,269)	(32,863)
Equity in earnings of equity method investments in real estate	1,075	1,551	51	4,536
Net loss on extinguishment of debt	(188)	(84)	(188)	(225)
Other income	244	34	367	60
Total Other Income and (Expenses)	(15,357)	(15,056)	(33,039)	(28,492)
Income (Loss) from Operations Before Income Taxes and Net Gain on Sale of Real Estate	11,105	5,635	(1,988)	4,768
Provision for income taxes	(3,238)	(1,078)	(2,531)	(792)
Income (Loss) from Operations Before Net Gain on Sale of Real Estate	7,867	4,557	(4,519)	3,976
Net gain on sale of real estate, net of tax	—	5,516	31,929	5,164
Net Income	7,867	10,073	27,410	9,140
(Income) loss attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $0, $1,544, $972, and $3,245, respectively)	(146)	310	(5,503)	(4,170)
Net Income Attributable to CWI Stockholders	$7,721	$10,383	$21,907	$4,970
Basic and Diluted Income Per Share	$0.06	$0.08	$0.16	$0.04
Basic and Diluted Weighted-Average Shares Outstanding	139,297,483	136,621,135	139,040,428	136,471,543

Distributions Declared Per Share	$0.1425	$0.1425	$0.2850	$0.2850

See Notes to Consolidated Financial Statements.

CWI 6/30/2018 10-Q – 3

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Income	$7,867	$10,073	$27,410	$9,140
Other Comprehensive Income
Unrealized gain on derivative instruments	110	232	425	337
Comprehensive Income	7,977	10,305	27,835	9,477

Amounts Attributable to Noncontrolling Interests
Net (income) loss	(146)	310	(5,503)	(4,170)
Unrealized loss (gain) on derivative instruments	16	(3)	4	(4)
Comprehensive (income) loss attributable to noncontrolling interests	(130)	307	(5,499)	(4,174)
Comprehensive Income Attributable to CWI Stockholders	$7,847	$10,612	$22,336	$5,303

See Notes to Consolidated Financial Statements.

CWI 6/30/2018 10-Q – 4

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Six Months Ended June 30, 2018 and 2017
(in thousands, except share and per share amounts)

	CWI Stockholders
	Shares	Common Stock	Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CWI Stockholders	Noncontrolling Interests	Total
Balance at January 1, 2018	137,826,503	$138	$1,153,652	$(399,884)	$(455)	$753,451	$54,437	$807,888
Net income				21,907		21,907	5,503	27,410
Shares issued, net of offering costs	2,086,826	2	22,084			22,086		22,086
Shares issued to affiliates	677,424	1	7,183			7,184		7,184
Distributions to noncontrolling interests						—	(2,247)	(2,247)
Shares issued under share incentive plans	18,971	—	74			74		74
Stock-based compensation to directors	17,291	—	180			180		180
Distributions declared ($0.2850 per share)				(39,578)		(39,578)		(39,578)
Other comprehensive income					429	429	(4)	425
Repurchase of shares	(2,087,256)	(2)	(20,658)			(20,660)		(20,660)
Balance at June 30, 2018	138,539,759	$139	$1,162,515	$(417,555)	$(26)	$745,073	$57,689	$802,762

Balance at January 1, 2017	135,379,038	$135	$1,125,835	$(326,748)	$(1,128)	$798,094	$65,163	$863,257
Net income				4,970		4,970	4,170	9,140
Shares issued, net of offering costs	2,131,969	2	22,872			22,874		22,874
Shares issued to affiliates	556,213	1	5,976			5,977		5,977
Distributions to noncontrolling interests						—	(5,553)	(5,553)
Shares issued under share incentive plans	23,710		72			72		72
Stock-based compensation to directors	16,667		180			180		180
Distributions declared ($0.2850 per share)				(38,900)		(38,900)		(38,900)
Other comprehensive income					333	333	4	337
Repurchase of shares	(1,804,719)	(2)	(18,515)			(18,517)		(18,517)
Balance at June 30, 2017	136,302,878	$136	$1,136,420	$(360,678)	$(795)	$775,083	$63,784	$838,867

See Notes to Consolidated Financial Statements.

CWI 6/30/2018 10-Q – 5

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash Flows — Operating Activities
Net income	$27,410	$9,140
Adjustments to net income:
Depreciation and amortization	38,973	41,032
Net gain on sale of real estate (Note 4)	(31,929)	(5,164)
Business interruption income	(12,198)	—
Asset management fees to affiliates settled in shares	7,095	7,198
Equity in losses (earnings) of equity method investments in real estate in excess of distributions received	2,860	(1,569)
Straight-line rent adjustments	2,597	2,632
Amortization of deferred financing costs, ground lease intangible and other	1,568	1,535
Gain on hurricane-related property damage	(1,065)	—
Amortization of stock-based compensation expense	353	377
Net loss on extinguishment of debt	188	222
Funding of hurricane/fire related remediation work	(10,201)	—
Business interruption insurance proceeds	7,487	107
Insurance proceeds for remediation work due to hurricane damage	3,210	—
Net changes in other operating assets and liabilities	1,494	511
Increase (decrease) in due to related parties and affiliates	1,032	(679)
Receipt of key money and other deferred incentive payments	—	66
Net Cash Provided by Operating Activities	38,874	55,408

Cash Flows — Investing Activities
Proceeds from the sale of real estate investments (Note 4)	135,301	23,081
Capital expenditures	(35,993)	(24,141)
Hurricane/fire related property insurance proceeds	11,246	—
Distributions received from equity investments in excess of cumulative equity income	10,886	2,665
Capital contributions to equity investments in real estate	(732)	—
Repayments of loan receivable	183	134
Net Cash Provided by Investing Activities	120,891	1,739

Cash Flows — Financing Activities
Scheduled payments and prepayments of mortgage principal	(147,950)	(87,199)
Proceeds from mortgage financing	75,250	83,500
Distributions paid	(39,477)	(38,769)
Repayment of note payable to affiliate	(37,000)	—
Proceeds from issuance of shares, net of offering costs	22,092	22,874
Repurchase of shares	(20,639)	(18,523)
Proceeds from note payable to affiliate	10,000	22,835
Distributions to noncontrolling interests	(2,247)	(5,553)
Deferred financing costs	(1,679)	(1,296)
Scheduled payments of loan	(288)	(155)
Purchase of interest rate caps	(232)	(11)
Debt extinguishment costs	(188)	—
Withholding on restricted stock units	(100)	(126)
Repayment of senior credit facility	—	(22,785)
Deposits released for mortgage financing	—	1,610
Deposits for mortgage financing	—	(1,510)
Net Cash Used In Financing Activities	(142,458)	(45,108)

Change in Cash and Cash Equivalents and Restricted Cash During the Period
Net increase in cash and cash equivalents and restricted cash	17,307	12,039
Cash and cash equivalents and restricted cash, beginning of period	132,376	120,347
Cash and cash equivalents and restricted cash, end of period	$149,683	$132,386

See Notes to Consolidated Financial Statements.

CWI 6/30/2018 10-Q – 6

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

We held ownership interests in 28 hotels at June 30, 2018, including 24 hotels that we consolidate, or our Consolidated Hotels, and four hotels that we record as equity investments, or our Unconsolidated Hotels.

Public Offerings

We raised $575.8 million through our initial public offering, which ran from September 15, 2010 through September 15, 2013, and $577.4 million through our follow-on offering, which ran from December 20, 2013 through December 31, 2014. In addition, from inception through June 30, 2018, $191.9 million of distributions were reinvested in our common stock as a result of our distribution reinvestment plan, or DRIP. We have fully invested the proceeds from both our initial public offering and follow-on offering.

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

CWI 6/30/2018 10-Q – 7

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

At both June 30, 2018 and December 31, 2017, we considered five entities to be VIEs, four of which we consolidated as we are considered the primary beneficiary. The following table presents a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets (in thousands):

	June 30, 2018	December 31, 2017
Net investments in hotels	$499,685	$501,287
Intangible assets, net	38,248	38,649
Total assets	583,832	579,807

Non-recourse debt, net	$345,336	$341,563
Total liabilities	371,297	373,548

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

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model that changes the basis for deciding when revenue is recognized over time or at a point in time and expands the disclosures about revenue. The new guidance also applies to sales of real estate and the new principles-based approach is largely based on the transfer of control of the real estate to the buyer. We adopted this guidance for our interim and annual periods beginning January 1, 2018 using the modified retrospective method. We performed a comprehensive evaluation of the impact of the new standard across our revenue streams and determined that the timing of revenue recognition and its classification in our consolidated financial statements will remain substantially unchanged. The adoption of ASU 2014-09 did not have a material impact on our consolidated financial statements.

Revenue consists of amounts derived from hotel operations, including the sale of rooms, food and beverage and revenue from other operating departments, such as parking, spa, resort fees and gift shops, and are presented on a disaggregated basis on the consolidated statements of operations. These revenues are recorded net of any sales or occupancy taxes, which are collected from our guests as earned. All rebates or discounts are recorded as a reduction in revenue and there are no material contingent obligations with respect to rebates or discounts offered by us.

CWI 6/30/2018 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

We recognize revenue when control of the promised good or service is transferred to the guest, in an amount that reflects the consideration we expect to receive in exchange for the promised good or service. Room revenue is generated through contracts with guests whereby the guest agrees to pay a daily rate for the right to use a hotel room for an agreed upon length of stay. Our contract performance obligations are fulfilled at the end of the day that the guest is provided the room and revenue is recognized daily at the contract rate. Food and beverage revenue, including restaurant and banquet and catering services, are recognized at a point in time once food and beverage has been provided. Other operating department revenue for services such as parking, spa and other ancillary services, is recognized at a point in time when the goods and services are provided to the guest. We may engage third parties to provide certain services at the hotel, for example, audiovisual services. We evaluate each of these contracts to determine if the hotel is the principal or the agent in the transaction, and record the revenues as appropriate (i.e. gross vs. net).

Payment is due at the time that goods or services are rendered or billed. For room revenue, payment is typically due and paid in full at the end of the stay with some guests prepaying for their rooms prior to the stay. For package revenue, where ancillary guest services are included with the guests’ hotel reservations in a package arrangement, we allocate revenue based on the stand-alone selling price for each of the components of the package. We applied a practical expedient to not disclose the value of unsatisfied performance obligations for contracts that have an original expected length of one year or less. Any contracts that have an original expected length of greater than one year are insignificant.

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

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$85,606	$47,994
Restricted cash	64,077	84,382
Total cash and cash equivalents and restricted cash	$149,683	$132,376

Recent Accounting Pronouncements

Pronouncements Adopted as of June 30, 2018

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 intends to reduce diversity in practice for certain cash flow classifications, including, but not limited to (i) debt prepayment or debt extinguishment costs, (ii) contingent consideration payments made after a business combination, (iii) proceeds from the settlement of insurance claims, (iv) distributions received from equity method investees and (v) separately identifiable cash flows and application of the predominance principle. We retrospectively adopted this guidance for our interim and annual periods beginning January 1, 2018. As a result, we reclassified distributions received from equity method investments of $0.5 million from net cash provided by operating activities to net cash used in investing activities on the consolidated statement of cash flows for the six months ended June 30, 2017. The adoption of ASU 2016-15 did not have a material impact on our consolidated financial statements.

CWI 6/30/2018 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

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

Pronouncements to be Adopted after June 30, 2018

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 modifies the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract, the lessee and the lessor. ASU 2016-02 provides new guidelines that change the accounting for leasing arrangements for lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely equivalent to the current model, with the distinction between operating, sales-type and direct financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Additionally, the new standard requires extensive quantitative and qualitative disclosures.

Early application is permitted for all entities. ASU 2016-02 provides two transition methods. The first transition method allows for application of the new model at the beginning of the earliest comparative period presented. Under the second transition method, comparative periods would not be restated, with any cumulative effect adjustments recognized in the opening balance of retained earnings in the period of adoption. We will adopt this guidance for our interim and annual periods beginning January 1, 2019 and expect to use the second transition method. We are evaluating the impact of ASU 2016-02 and have not yet determined if it will have a material impact on our business or our consolidated financial statements, but the application of the new standard will result in the recording of a right-of-use asset and a lease liability on the consolidated balance sheet for each of our ground leases.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess hedge effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. ASU 2017-12 will be effective in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early

CWI 6/30/2018 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

adoption permitted. We are in the process of evaluating the impact of adopting ASU 2017-12 on our consolidated financial statements and will adopt the standard for the fiscal year beginning January 1, 2019.

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

The following tables present a summary of fees we paid; expenses we reimbursed; and distributions we made to our Advisor, the Subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amounts Included in the Consolidated Statements of Income
Asset management fees	$3,535	$3,585	$7,095	$7,198
Personnel and overhead reimbursements	1,465	1,486	2,903	2,909
Available Cash Distributions	—	1,544	972	3,245
Interest expense	311	117	690	128
Disposition fees (Note 4)	—	143	190	225
	$5,311	$6,875	$11,850	$13,705

Other Transaction Fees Incurred
Capitalized loan refinancing fees	$263	$340	$653	$340
	$263	$340	$653	$340

The following table presents a summary of the amounts included in Due to related parties and affiliates in the consolidated financial statements (in thousands):

	June 30, 2018	December 31, 2017
Amounts Due to Related Parties and Affiliates
Accrued interest on WPC Credit Facility	$1,405	$715
Reimbursable costs	1,284	1,239
Other amounts due to our Advisor	1,192	1,282
Due to other affiliates	612	375
	$4,493	$3,611

Asset Management Fees, Dispositions Fees and Loan Refinancing Fees

We pay our Advisor an annual asset management fee equal to 0.5% of the aggregate Average Market Value of our Investments, (as defined in the Advisory Agreement). Our Advisor is also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property, as well as a loan refinancing fee of up to 1.0% of the principal amount of a refinanced loan, if certain conditions described in the Advisory Agreement are met. If our Advisor elects to receive all or a portion of its fees in shares of our common stock, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV. For the six months ended June 30, 2018 and 2017, we settled $7.2 million and $6.0 million, respectively, of asset management fees in shares of our common stock at our Advisor’s election. At June 30, 2018, our Advisor owned 3,597,692 shares (2.6%) of our outstanding common stock. Asset management fees are included in Asset management fees to affiliate and other expenses in the consolidated financial statements.

CWI 6/30/2018 10-Q – 11

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

Other Transactions with Affiliates

WPC Credit Facility

During the third quarter of 2017, our board of directors and the board of directors of WPC approved secured loans from WPC to us of up to $100.0 million for acquisition funding purposes and $25.0 million for working capital purposes. On September 26, 2017, we entered into a secured credit facility, or the WPC Credit Facility, with our Operating Partnership as borrower and WPC as lender. The WPC Credit Facility consists of (i) a bridge term loan of $75.0 million, or the Bridge Loan, for the purpose of acquiring an interest in the Ritz-Carlton Bacara, Santa Barbara Venture and (ii) a $25.0 million revolving working capital facility, or the Working Capital Facility, to be used for our working capital needs. The Bridge Loan was scheduled to mature on June 30, 2018; however, we requested and were granted an extension by WPC to September 30, 2018. The Working Capital Facility is currently scheduled to mature on December 31, 2018. If the Advisory Agreement expires or is terminated, both the Bridge Loan and the Working Capital Facility would mature at that time. Both loans bear interest at the London Interbank Offered Rate, or LIBOR, plus 1.0%; provided however, that upon the occurrence of certain events of default (as defined in the loan agreement), all outstanding amounts will be subject to a 2% annual interest rate increase. We serve as guarantor of the WPC Credit Facility and have pledged our unencumbered equity interests in certain properties as collateral, as further described in the pledge and security agreement entered into between the borrower and lender. At December 31, 2017, the outstanding balances under the Bridge Loan and Working Capital Facility were $60.8 million and $7.8 million, respectively. At June 30, 2018, the outstanding balances under the Bridge Loan and Working Capital Facility were $40.8 million and $0.8 million, respectively, with $24.2 million available to be drawn under the Working Capital Facility.

The WPC Credit Facility includes various customary affirmative and negative covenants. We were in compliance with all applicable covenants at June 30, 2018.

Jointly Owned Investments

At June 30, 2018, we owned interests in three ventures with CWI 2: the Ritz-Carlton Key Biscayne, a Consolidated Hotel, and the Marriott Sawgrass Golf Resort & Spa and the Ritz-Carlton Bacara, Santa Barbara, both Unconsolidated Hotels. A third-party also owns an interest in the Ritz-Carlton Key Biscayne.

CWI 6/30/2018 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Net Investments in Hotels

Net investments in hotels are summarized as follows (in thousands):

	June 30, 2018	December 31, 2017
Buildings	$1,550,262	$1,554,798
Land	359,383	359,383
Furniture, fixtures and equipment	113,257	123,595
Building and site improvements	129,626	122,273
Construction in progress	40,181	12,691
Hotels, at cost	2,192,709	2,172,740
Less: Accumulated depreciation	(249,658)	(227,616)
Net investments in hotels	$1,943,051	$1,945,124

During the six months ended June 30, 2018, we retired fully depreciated furniture, fixtures and equipment aggregating $15.9 million.

Hurricane/Fire Related Disruption

Hurricane Irma made landfall in September 2017, impacting five of our Consolidated Hotels: Hawks Cay Resort, Marriott Boca Raton at Boca Center, Ritz-Carlton Key Biscayne, Ritz-Carlton Fort Lauderdale and Staybridge Suites Savannah Historic District. All five hotels sustained damage and were forced to close for a period of time, except for Marriott Boca Raton at Boca Center, which was sold during the first quarter of 2018. All hotels reopened shortly after Hurricane Irma, with varying degrees of damage, with the exception of the Hawks Cay Resort, which is expected to fully reopen by the end of August 2018. During the three and six months ended June 30, 2018, we recognized gains of $0.5 million and $1.1 million, respectively, resulting from changes in our estimates of the total aggregate damage incurred at the properties, comprised of the following (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net (write-up) write-off of fixed assets	$(198)	$5,460
Remediation work performed	709	6,506
Property damage insurance receivables	(1,007)	(13,031)
	$(496)	$(1,065)

As of June 30, 2018, we have received business interruption insurance proceeds related to the Hawks Cay Resort of $14.9 million, of which we recorded $10.5 million in the consolidated financial statements as Business interruption income during both the three and six months ended June 30, 2018.

Additionally, as of June 30, 2018, we have received business interruption insurance proceeds related to the Fairmont Sonoma Mission Inn & Spa, resulting from lost revenue caused by wildfires in Northern California during 2017, of $1.5 million, all of which we recorded in the consolidated financial statements as Business interruption income during both the three and six months ended June 30, 2018.

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

Property Dispositions and Assets and Liabilities Held for Sale

On January 25, 2018, we sold our 100% ownership interest in the Marriott Boca Raton at Boca Center to an unaffiliated third‑party for a contractual sales price of $76.0 million, with net proceeds after the repayment of debt of approximately $35.4 million, including the release of $1.4 million of restricted cash. We recognized a gain on sale of $12.3 million during the first quarter of 2018 in connection with this transaction. This property was classified as held for sale at December 31, 2017.

CWI 6/30/2018 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

On February 5, 2018, we sold our 100% ownership interests in the Hampton Inn Memphis Beale Street and Hampton Inn Atlanta Downtown to an unaffiliated third-party for a contractual sales price totaling $63.0 million, with net proceeds after the repayment of debt of approximately $31.8 million, including the release of $2.0 million of restricted cash. We recognized a gain on sale totaling $19.6 million during the first quarter of 2018 in connection with this transaction. These properties were classified as held for sale at December 31, 2017.

At June 30, 2018, no properties were classified as held for sale.

Below is a summary of our assets and liabilities held for sale (in thousands):

	June 30, 2018	December 31, 2017
Net investments in hotels	$—	$104,062
Accounts receivable	—	681
Other assets	—	377
Intangible assets, net	—	4
Assets held for sale	$—	$105,124

Non-recourse debt, net attributable to Assets held for sale	$—	$71,887

Accounts payable, accrued expenses and other liabilities	$—	$2,889
Due to related parties and affiliates	—	—
Other liabilities held for sale	$—	$2,889

Construction in Progress

At June 30, 2018 and December 31, 2017, construction in progress, recorded at cost, was $40.2 million and $12.7 million, respectively, and related primarily to the restoration of the Hawks Cay Resort as a result of the damage caused by Hurricane Irma and renovations at the Marriott Raleigh City Center at June 30, 2018, and renovations at the Marriott Raleigh City Center, the Equinox, a Luxury Collection Golf Resort & Spa, the Sheraton Austin Hotel at the Capitol and the Ritz-Carlton Fort Lauderdale at December 31, 2017. We capitalize interest expense and certain other costs, such as property taxes, property insurance, utilities expense and hotel incremental labor costs, related to hotels undergoing major renovations. We capitalized $0.9 million and $0.2 million of such costs during the three months ended June 30, 2018 and 2017, respectively, and $1.5 million and $0.7 million during the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018 and December 31, 2017, accrued capital expenditures were $11.8 million and $6.0 million, respectively, representing non-cash investing activity.

Note 5. Equity Investments in Real Estate

At June 30, 2018, we owned equity interests in four Unconsolidated Hotels, two with unrelated third parties and two with CWI 2. We do not control the ventures that own these hotels, but we exercise significant influence over them. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to our Advisor that we incur and other-than-temporary impairment charges, if any).

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

CWI 6/30/2018 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

Hurricane-Related Disruption

The Marriott Sawgrass Golf Resort & Spa was impacted by Hurricane Irma when it made landfall in September 2017. The hotel sustained damage and was forced to close for a short period of time. During the three and six months ended June 30, 2018, the venture recognized losses on hurricane-related property damage of $0.9 million and $0.6 million, respectively.

(in thousands)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net write-off (write-up) of fixed assets	$150	$(426)
Remediation work performed	486	110
Decrease in property damage insurance receivables	265	905
	$901	$589

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

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these ventures are affected by the timing and nature of distributions (dollars in thousands):

Unconsolidated Hotels	State	Number of Rooms	% Owned	Acquisition Date	Hotel Type	Carrying Value at
						June 30, 2018	December 31, 2017
Ritz-Carlton Bacara, Santa Barbara Venture (a) (b)	CA	358	40%	9/28/2017	Resort	$59,454	$65,126
Ritz-Carlton Philadelphia Venture (c)	PA	301	60%	5/15/2015	Full-service	32,050	38,469
Marriott Sawgrass Golf Resort & Spa Venture (d) (e)	FL	514	50%	4/1/2015	Resort	26,423	27,162
Hyatt Centric French Quarter Venture (f)	LA	254	80%	9/6/2011	Full-service	549	587
		1,427				$118,476	$131,344
___________

(a)	This investment represents a tenancy-in-common interest; the remaining 60% interest is owned by CWI 2.

(b)	We received net cash distributions of $3.3 million and $3.0 million from this investment during the three and six months ended June 30, 2018, respectively.

(c)
We received cash distributions of $0.3 million and $1.6 million from this investment during the three and six months ended June 30, 2018, respectively. During the first quarter of 2018, we also received a distribution of $4.4 million representing our share of proceeds from a mortgage refinancing in January 2018. We capitalized the refinancing fee paid to the Advisor totaling $0.4 million.

(d)	We received cash distributions of $2.1 million and $2.9 million from this investment during the three and six months ended June 30, 2018, respectively.

(e)
This investment is considered a VIE (Note 2). We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence, but does not give us power over decisions that significantly affect the economic performance of the entity.

(f)	We received cash distributions of $0.7 million and $1.1 million from this investment during the three and six months ended June 30, 2018, respectively.

CWI 6/30/2018 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth our share of equity in earnings (losses) from our Unconsolidated Hotels, which are based on the hypothetical liquidation at book value model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Venture	2018	2017	2018	2017
Ritz-Carlton Bacara, Santa Barbara Venture	$(889)	$—	$(2,838)	$—
Marriott Sawgrass Golf Resort & Spa Venture	488	320	2,111	1,706
Hyatt Centric French Quarter Venture	669	254	1,056	729
Ritz-Carlton Philadelphia Venture	693	824	(783)	1,629
Westin Atlanta Venture (a)	114	153	505	472
Total equity in earnings of equity method investments in real estate	$1,075	$1,551	$51	$4,536
___________

(a)	On October 19, 2017, the venture sold the Westin Atlanta Perimeter North to an unaffiliated third-party.

No other-than-temporary impairment charges related to our investments in these ventures were recognized during the three or six months ended June 30, 2018 or 2017.

At June 30, 2018 and December 31, 2017, the unamortized basis differences on our equity investments were $7.5 million and $7.2 million, respectively. Net amortization of the basis differences reduced the carrying values of our equity investments by $0.1 million during both the three months ended June 30, 2018 and 2017, and by $0.2 million and $0.1 million for the six months ended June 30, 2018 and 2017, respectively.

The following tables present combined summarized financial information of our Marriott Sawgrass Golf Resort & Spa Venture and Ritz-Carlton Philadelphia Venture. Amounts provided are the total amounts attributable to the ventures and does not represent our proportionate share (in thousands):

	June 30, 2018	December 31, 2017
Real estate, net	$224,769	$229,356
Other assets	23,958	20,839
Total assets	248,727	250,195
Debt	142,110	135,705
Other liabilities	23,770	23,399
Total liabilities	165,880	159,104
Members’ equity	$82,847	$91,091

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$27,842	$25,157	$53,994	$49,831
Expenses	(25,252)	(24,137)	(49,740)	(48,588)
Loss on hurricane-related property damage	(901)	—	(589)	—
Net income attributable to equity method investments	$1,689	$1,020	$3,665	$1,243

CWI 6/30/2018 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

Note 6. Intangible Assets and Liabilities

Intangible assets and liabilities, included in Intangible assets, net and Accounts payable, accrued expenses and other liabilities, respectively, in the consolidated financial statements, are summarized as follows (dollars in thousands):

		June 30, 2018			December 31, 2017
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Villa/condo rental programs	45 - 55	$72,400	$(5,767)	$66,633	$72,400	$(5,015)	$67,385
Below-market hotel ground leases and parking garage lease	10 - 93	11,656	(824)	10,832	11,655	(726)	10,929
In-place leases	8 - 15	135	(71)	64	135	(63)	72
Total intangible assets, net		$84,191	$(6,662)	$77,529	$84,190	$(5,804)	$78,386

Finite-Lived Intangible Liability
Above-market hotel ground lease	85	$(2,100)	$101	$(1,999)	$(2,100)	$89	$(2,011)

Net amortization of intangibles was $0.4 million for both the three months ended June 30, 2018 and 2017, and $0.8 million and $0.9 million for the six months ended June 30, 2018 and 2017, respectively. Amortization of the villa/condo rental programs and in-place lease intangibles are included in Depreciation and amortization, and amortization of below-market hotel ground lease, below-market hotel parking garage lease and above-market hotel ground lease intangibles are included in Property taxes, insurance, rent and other in the consolidated financial statements.

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

We did not have any transfers into or out of Level 1, Level 2 and Level 3 category of measurements during the three or six months ended June 30, 2018 or 2017. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our non-recourse debt, net, which we have classified as Level 3, had a carrying value of $1.3 billion and $1.4 billion, and an estimated fair value of $1.3 billion and $1.4 billion at June 30, 2018 and December 31, 2017, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

CWI 6/30/2018 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both June 30, 2018 and December 31, 2017.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. Where the undiscounted cash flows for an asset are less than the asset’s carrying value when considering and evaluating the various alternative courses of action that may occur, we recognize an impairment charge to reduce the carrying value of the asset to its estimated fair value. Further, when we classify an asset as held for sale, we carry the asset at the lower of its current carrying value or its fair value, less estimated cost to sell. We did not recognize any impairment charges during the three and six months ended June 30, 2018 or 2017.

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

The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Balance Sheet Location	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Interest rate caps	Other assets	$115	$1	$—	$—
Interest rate swap	Other assets	18	—	—	—
Interest rate swap	Accounts payable, accrued expenses and other liabilities	—	—	—	(2)
		$133	$1	$—	$(2)

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements. At both June 30, 2018 and December 31, 2017, no cash collateral had been posted nor received for any of our derivative positions.

CWI 6/30/2018 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

We recognized unrealized losses of $0.1 million and less than $0.1 million in Other comprehensive income on derivatives in connection with our interest rate swaps and caps during the three months ended June 30, 2018 and 2017, respectively, and unrealized gains of less than $0.1 million and unrealized losses of $0.2 million during the six months ended June 30, 2018 and 2017, respectively.

We reclassified $0.2 million from Other comprehensive income on derivatives into Interest expense during both the three months ended June 30, 2018 and 2017, and $0.4 million during both the six months ended June 30, 2018 and 2017.

Amounts reported in Other comprehensive income related to interest rate swaps and caps will be reclassified to Interest expense as interest expense is incurred on our variable-rate debt. At June 30, 2018, we estimated that an additional $0.1 million will be reclassified as Interest expense during the next 12 months related to our interest rate swaps and caps.

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

The interest rate swaps and caps that we had outstanding on our Consolidated Hotels at June 30, 2018 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of Instruments		Fair Value at
Interest Rate Derivatives		Notional Amount	June 30, 2018
Interest rate caps	7	$315,200	$115
Interest rate swap	1	46,910	18
			$133

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of June 30, 2018. At June 30, 2018, both our total credit exposure and the maximum exposure to any single counterparty were $0.1 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At June 30, 2018, we had not been declared in default on any of our derivative obligations. At June 30, 2018, we had no derivatives that were in a net liability position. At December 31, 2017, the estimated fair value of our derivatives in a net liability position was less than $0.1 million, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at December 31, 2017, we could have been required to settle our obligations under these agreements at their aggregate termination value of less than $0.1 million.

CWI 6/30/2018 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

Note 9. Debt

Non-Recourse Debt

Our non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of hotel properties. The following table presents the non-recourse debt, net on our Consolidated Hotel investments (dollars in thousands):

			Carrying Amount at
	Interest Rate Range	Current Maturity Date Range (a)	June 30, 2018	December 31, 2017
Fixed rate	3.6% – 6.5%	6/2019 – 4/2024	$1,046,121	$1,082,367
Variable rate (b)	4.2% – 7.9%	6/2018 (c) – 6/2021	301,421	338,546
			$1,347,542	$1,420,913
___________

(a)	Many of our mortgage loans have extension options, which are subject to certain conditions. The maturity dates in the table do not reflect the extension options.

(b)	The interest rate range presented for these mortgage loans reflect the rates in effect at June 30, 2018 through the use of an interest rate cap or swap, when applicable.

(c)	See discussion below on the Lake Arrowhead Resort and Spa mortgage loan, which matured on June 23, 2018.

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

Lake Arrowhead Resort and Spa

The $15.0 million outstanding mortgage on Lake Arrowhead Resort and Spa matured on June 23, 2018; we have not paid off the outstanding principal balance, although all required debt service through the date of this Report has continued to be paid on time. As of the date of this Report, the $0.5 million that we were previously required to fund into a lender-held reserve account (as a result of the minimum debt service coverage ratio on the loan not being met) remains with the lender. We are currently in discussions with the lender to amend the terms of the loan agreement, including, but not limited to, extending the maturity date to February 2019, although there can be no assurance that we will be able to do so on favorable terms, if at all.

Courtyard Pittsburgh Shadyside

At March 31, 2018, the minimum debt service coverage ratio for the Courtyard Pittsburgh Shadyside was not met; therefore, we entered into a cash management agreement that permits the lender to sweep the hotel’s excess cash flow. As of June 30, 2018, this ratio was still not met and the cash management agreement remained in effect.

Covenants

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage ratios. Except as discussed above, at June 30, 2018, we were in compliance with the applicable covenants for each of our mortgage loans.

WPC Credit Facility

At June 30, 2018, we had outstanding balances under the Bridge Loan and Working Capital Facility of $40.8 million and $0.8 million, respectively, with $24.2 million available to be drawn on the Working Capital Facility. These loans are described in Note 3.

Financing Activity During 2018

During the six months ended June 30, 2018, we refinanced the Ritz-Carlton Fort Lauderdale senior mortgage loan and mezzanine loan totaling $49.0 million and $21.0 million, respectively, with a new senior mortgage loan and new mezzanine loan totaling $47.0 million and $28.3 million, respectively, which have floating annual interest rates of LIBOR plus 2.3% and

CWI 6/30/2018 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

LIBOR plus 5.8%, respectively, although we have entered into interest rate cap agreements with respect to each of these loans. Both loans have terms of three years. We recognized a net loss on extinguishment of debt of $0.2 million on these refinancings.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2018, each of the next four calendar years following December 31, 2018 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2018 (remainder) (a) (b)	$110,351
2019	109,626
2020	222,362
2021	533,503
2022	244,104
Thereafter through 2024	176,870
1,396,816
Unamortized deferred financing costs	(7,637)
Total	$1,389,179
___________

(a)
Balance includes a total of $61.1 million of scheduled balloon payments on two consolidated mortgage loans. We currently intend to refinance these mortgage loans, although there can be no assurance that we will be able to do so on favorable terms, if at all.

(b)	Includes $40.8 million and $0.8 million of scheduled payments from the Bridge Loan and Working Capital Facility, respectively, from WPC (Note 3).

Note 10. Commitments and Contingencies

At June 30, 2018, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us, including liens for which we may obtain a bond, provide collateral or provide an indemnity, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Hotel Management Agreements

As of June 30, 2018, our Consolidated Hotel properties were operated pursuant to long-term management agreements with 12 different management companies, with initial terms ranging from five to 30 years. For hotels operated with separate franchise agreements, each management company receives a base management fee, generally ranging from 1.5% to 3.5% of hotel revenues. Four of our management agreements contain the right and license to operate the hotels under specified brands; no separate franchise agreements exist and no separate franchise fee is required for these hotels. The management agreements that include the benefit of a franchise agreement incur a base management fee ranging from 3.0% to 3.5% of hotel revenues. The management companies are generally also eligible to receive an incentive management fee, which is typically calculated as a percentage of operating profit, either (i) in excess of projections with a cap or (ii) after the owner has received a priority return on its investment in the hotel. We incurred management fee expense, including amortization of deferred management fees, of $4.8 million and $4.7 million for the three months ended June 30, 2018 and 2017, respectively, and $9.5 million and $10.3 million for the six months ended June 30, 2018 and 2017, respectively.

Franchise Agreements

As of June 30, 2018, we had 11 franchise agreements with Marriott-owned brands, three with Hilton-owned brands, two with InterContinental Hotels-owned brands and one with a Hyatt-owned brand related to our Consolidated Hotels. The franchise agreements have initial terms ranging from 15 to 25 years (excluding four hotels that receive the benefits of a franchise agreement pursuant to management agreements, as discussed above). Also, three of our Consolidated Hotels are independent and not subject to franchise agreements. Our franchise agreements grant us the right to the use of the brand name, systems and marks with respect to specified hotels and establish various management, operational, record-keeping, accounting, reporting and marketing standards and procedures that the licensed hotel must comply with. In addition, the franchisor establishes

CWI 6/30/2018 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

requirements for the quality and condition of the hotel and its furniture, fixtures and equipment, and we are obligated to expend such funds as may be required to maintain the hotel in compliance with those requirements. Typically, our franchise agreements provide for a license fee, or royalty, of 3.0% to 7.0% of room revenues and, if applicable, 2.0% to 3.0% of food and beverage revenue. In addition, we generally pay 1.0% to 4.5% of room revenues as marketing and reservation system contributions for the system-wide benefit of brand hotels. Franchise fees are included in sales and marketing expense in our consolidated financial statements. We incurred franchise fee expense, including amortization of deferred franchise fees, of $4.4 million and $5.1 million three months ended June 30, 2018 and 2017, respectively, and $8.4 million and $9.8 million for the six months ended June 30, 2018 and 2017, respectively.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3% and 5% of the respective hotel’s total gross revenue. As of June 30, 2018 and December 31, 2017, $36.8 million and $32.9 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures, and is included in Restricted cash in the consolidated financial statements.

Renovation Commitments

Certain of our hotel franchise and loan agreements require us to make planned renovations to our hotels. Additionally, from time to time, certain of our hotels may undergo renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, public space, meeting space, and/or restaurants, in order to better compete with other hotels and alternative lodging options in our markets. At June 30, 2018, we had various contracts outstanding with third parties in connection with the renovation of certain of our hotels. The remaining commitments under these contracts at June 30, 2018 totaled $25.6 million. Funding for a renovation will first come from our furniture, fixtures and equipment reserve accounts, to the extent permitted by the terms of the management agreement. Should these reserves be unavailable or insufficient to cover the cost of the renovation, we will fund all or the remaining portion of the renovation with existing cash resources, proceeds available under our Working Capital Facility and/or other sources of available capital.

Ground Lease Commitments

Three of our hotels are subject to ground leases. Scheduled future minimum ground lease payments during the remainder of 2018, each of the next four calendar years following December 31, 2018 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2018 (remainder)	$2,020
2019	4,111
2020	4,210
2021	4,312
2022	4,417
Thereafter through 2106	815,832
Total	$834,902

For the three months ended June 30, 2018 and 2017, we recorded rent expense of $1.1 million and $1.0 million respectively, inclusive of percentage rents of $0.3 million and $0.2 million respectively, related to these ground leases, which are included in Property taxes, insurance, rent and other in the consolidated financial statements. For the six months ended June 30, 2018 and 2017, we recorded rent expense of $2.0 million and $1.9 million respectively, inclusive of percentage rents of $0.4 million and $0.3 million, respectively, related to these ground leases. Additionally, we recorded straight-line rent adjustment expense related to these ground leases of $1.3 million for both the three months ended June 30, 2018 and 2017 and $2.6 million for both the six months ended June 30, 2018 and 2017.

CWI 6/30/2018 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

Note 11. Equity

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended June 30,
Gains and Losses on Derivative Instruments	2018	2017
Beginning balance	$(152)	$(1,024)
Other comprehensive loss before reclassifications	(102)	(14)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	212	182
Equity in earnings of equity method investments in real estate	—	64
Total	212	246
Net current period other comprehensive income	110	232
Net current period other comprehensive loss (income) attributable to noncontrolling interests	16	(3)
Ending balance	$(26)	$(795)

	Six Months Ended June 30,
Gains and Losses on Derivative Instruments	2018	2017
Beginning balance	$(455)	$(1,128)
Other comprehensive income (loss) before reclassifications	45	(163)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	380	356
Equity in earnings of equity method investments in real estate	—	144
Total	380	500
Net current period other comprehensive income	425	337
Net current period other comprehensive loss (income) attributable to noncontrolling interests	4	(4)
Ending balance	$(26)	$(795)

Distributions Declared

During the second quarter of 2018, our board of directors declared a quarterly distribution of $0.1425 per share, which was paid on July 16, 2018 to stockholders of record on June 29, 2018, in the aggregate amount of $19.7 million.

During the six months ended June 30, 2018, our board of directors declared distributions in the aggregate amount of $39.6 million, which equates to $0.2850 per share.

Note 12. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually and intend to do so for the tax year ending December 31, 2018. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three and six months ended June 30, 2018 and 2017. We conduct business in various states and municipalities within the United States, and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As a result, we are subject to certain state and local taxes and a provision for such taxes is included in the consolidated financial statements.

CWI 6/30/2018 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

Certain of our subsidiaries have elected taxable REIT subsidiary, or TRS, status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. The accompanying consolidated financial statements include an interim tax provision for our TRSs for both the three and six months ended June 30, 2018 and 2017. Current income tax expense was $1.3 million and $0.6 million for the three months ended June 30, 2018 and 2017, respectively, and $2.2 million and $1.7 million for the six months ended June 30, 2018 and 2017, respectively.

Our TRSs are subject to U.S. federal and state income taxes. As such, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe that it is more likely than not that we will not realize the tax benefit of deferred tax assets based on available evidence at the time the determination is made. A change in circumstances may cause us to change our judgment about whether a deferred tax asset will more likely than not be realized. We generally report any change in the valuation allowance through our income statement in the period in which such changes in circumstances occur. In December 2017, the Tax Cuts and Jobs Act was enacted, which reduced the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Tax reform also contained other provisions that may have an impact on the future realizability of our deferred tax assets. The majority of our deferred tax assets relate to net operating losses, interest expense limitation and accrued expenses. The majority of our deferred tax liabilities relate to differences between the tax basis and financial reporting basis of the villa/condo rental management agreements. Provision for income taxes included deferred income tax expense of $2.0 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively, and a deferred income tax expense of $0.4 million and a deferred income tax benefit of $0.9 million for the six months ended June 30, 2018 and 2017, respectively.

CWI 6/30/2018 10-Q – 24

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

Business Overview

As described in more detail in Item 1 of the 2017 Annual Report, we are a publicly-owned, non-listed REIT that invests in, manages and seeks to enhance the value of interests in lodging and lodging-related properties. At June 30, 2018, we held ownership interests in 28 hotels, with a total of 7,819 rooms.

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

Significant Developments

Dispositions

On January 25, 2018, we sold our 100% ownership interest in the Marriott Boca Raton at Boca Center to an unaffiliated third‑party for a contractual sales price of $76.0 million, with net proceeds after the repayment of debt of approximately $35.4 million, including the release of $1.4 million of restricted cash. We recognized a gain on sale of $12.3 million during the first quarter of 2018 in connection with this transaction (Note 4).

On February 5, 2018, we sold our 100% ownership interests in the Hampton Inn Memphis Beale Street and Hampton Inn Atlanta Downtown to an unaffiliated third-party for a contractual sales price totaling $63.0 million, with net proceeds after the repayment of debt totaling approximately $31.8 million, including the release of $2.0 million of restricted cash. We recognized a gain on sale of $19.6 million during the first quarter of 2018 in connection with this transaction (Note 4).

WPC Credit Facility

During the six months ended June 30, 2018, our Operating Partnership drew down $10.0 million from the Working Capital Facility and repaid a total of $20.0 million towards the Bridge Loan and $17.0 million towards the Working Capital Facility.

At June 30, 2018, the outstanding balances under the Bridge Loan and Working Capital Facility were $40.8 million and $0.8 million, respectively, with $24.2 million available to be drawn on the Working Capital Facility (Note 3). The Bridge Loan was scheduled to mature on June 30, 2018; however, we requested and were granted a three month extension by WPC. The Working Capital Facility is currently scheduled to mature on December 31, 2018.

CWI 6/30/2018 10-Q – 25

Financial and Operating Highlights

(Dollars in thousands, except average daily rate, or ADR, and revenue per available room, or RevPAR)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Hotel revenues (a)	$167,259	$171,354	$309,690	$331,058
Gain on hurricane-related property damage (Note 4)	(496)	—	(1,065)	—
Net income attributable to CWI stockholders	7,721	10,383	21,907	4,970

Cash distributions paid	19,835	19,477	39,477	38,769

Net cash provided by operating activities (b)			38,874	55,408
Net cash provided by investing activities (b)			120,891	1,739
Net cash used in financing activities			(142,458)	(45,108)

Supplemental financial measures: (c)
FFO attributable to CWI stockholders	26,680	24,766	29,649	39,256
MFFO attributable to CWI stockholders	28,153	26,216	31,902	42,174

Consolidated Hotel Operating Statistics
Occupancy	80.5%	80.1%	77.8%	76.9%
ADR	$231.42	$224.65	$226.89	$223.24
RevPAR	186.26	179.90	176.49	171.77
___________

(a)
Hotel revenues include business interruption income of $12.1 million and $12.2 million recognized during the three and six months ended June 30, 2018, respectively, primarily related to Hurricane Irma.

(b)
On January 1, 2018, we adopted ASU 2016-15 and ASU 2016-18, which revised how certain items are presented in the consolidated statements of cash flows. As a result of adopting this guidance, we retrospectively revised Net cash provided by operating activities and Net cash provided by investing activities within our consolidated statements of cash flows for the six months ended June 30, 2017, as described in Note 2.

(c)
We consider the performance metrics listed above, including funds from operations, or FFO, and modified funds from operations, or MFFO, which are supplemental measures that are not defined by GAAP, referred to herein as non-GAAP measures, to be important measures in the evaluation of our results of operations and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. See Supplemental Financial Measures below for our definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

The comparison of our results period over period is influenced by both the number and size of the hotels consolidated in each of the respective periods. At June 30, 2018, we owned 24 Consolidated Hotels, compared to 27 Consolidated Hotels at June 30, 2017. At December 31, 2017, we owned 27 Consolidated Hotels, compared to 31 Consolidated Hotels at December 31, 2016.

CWI 6/30/2018 10-Q – 26

Portfolio Overview

The following table sets forth certain information for each of our Consolidated Hotels and our Unconsolidated Hotels at June 30, 2018:

Hotels	State	Number of Rooms	% Owned	Acquisition Date	Hotel Type	Renovation Status at June 30, 2018 (a)
Consolidated Hotels
2012 Acquisitions
Hilton Garden Inn New Orleans French Quarter/CBD	LA	155	88%	6/8/2012	Select-service	Completed
Lake Arrowhead Resort and Spa	CA	173	97%	7/9/2012	Resort	Completed
Courtyard San Diego Mission Valley	CA	317	100%	12/6/2012	Select-service	Completed
2013 Acquisitions
Courtyard Pittsburgh Shadyside	PA	132	100%	3/12/2013	Select-service	Completed/ Planned future
Hutton Hotel Nashville	TN	250	100%	5/29/2013	Full-service	Completed
Holiday Inn Manhattan 6th Avenue Chelsea	NY	226	100%	6/6/2013	Full-service	Completed
Fairmont Sonoma Mission Inn & Spa	CA	226	100%	7/10/2013	Resort	Completed/ In progress
Marriott Raleigh City Center	NC	400	100%	8/13/2013	Full-service	Completed/ In progress
Hawks Cay Resort (b) (c)	FL	425	100%	10/23/2013	Resort	Completed
Renaissance Chicago Downtown	IL	560	100%	12/20/2013	Full-service	Completed/ Planned future
2014 Acquisitions
Hyatt Place Austin Downtown	TX	296	100%	4/1/2014	Select-service	None planned
Courtyard Times Square West	NY	224	100%	5/27/2014	Select-service	None planned
Sheraton Austin Hotel at the Capitol	TX	367	80%	5/28/2014	Full-service	Completed
Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center	CO	302	100%	6/25/2014	Select-service	Planned future
Sanderling Resort	NC	125	100%	10/28/2014	Resort	Completed/ In progress
Staybridge Suites Savannah Historic District	GA	104	100%	10/30/2014	Select-service	Completed
Marriott Kansas City Country Club Plaza	MO	295	100%	11/18/2014	Full-service	Completed
2015 Acquisitions
Westin Minneapolis	MN	214	100%	2/12/2015	Full-service	Completed
Westin Pasadena	CA	350	100%	3/19/2015	Full-service	Completed
Hilton Garden Inn/Homewood Suites Atlanta Midtown	GA	228	100%	4/29/2015	Select-service	None planned
Ritz-Carlton Key Biscayne (d)	FL	451	47%	5/29/2015	Resort	Completed/ Planned future
Ritz-Carlton Fort Lauderdale (e)	FL	197	70%	6/30/2015	Resort	Completed/ Planned future
Le Méridien Dallas, The Stoneleigh	TX	176	100%	11/20/2015	Full-service	Completed
2016 Acquisition
Equinox, a Luxury Collection Golf Resort & Spa	VT	199	100%	2/17/2016	Resort	Completed
		6,392
Unconsolidated Hotels
Hyatt Center New Orleans French Quarter	LA	254	80%	9/6/2011	Full-service	Completed/ Planned future
Marriott Sawgrass Golf Resort & Spa (f)	FL	514	50%	4/1/2015	Resort	Completed
Ritz-Carlton Philadelphia	PA	301	60%	5/15/2015	Full-service	Completed
Ritz-Carlton Bacara, Santa Barbara (g)	CA	358	40%	9/28/2017	Resort	Planned future
		1,427
___________

(a)	Status excludes any remaining renovation work as a result of the damage sustained from Hurricane Irma.

(b)	As a result of damage sustained from Hurricane Irma, this hotel remains closed as of the date of this Report; it is currently expected to fully reopen by the end of August 2018.

(c)	Includes 248 privately owned villas that participate in the villa/condo rental program at June 30, 2018, of which only 175 were available for rent as a result of damage caused by Hurricane Irma.

(d)	CWI 2 owns an interest of approximately 19% in this venture. Also, the number of rooms presented includes 149 condo-hotel units that participate in the villa/condo rental program at June 30, 2018.

(e)	Includes 31 condo-hotel units that participate in the villa/condo rental program at June 30, 2018.

CWI 6/30/2018 10-Q – 27

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

The comparability of our results year over year are impacted by, among other factors, the timing of acquisition and/or disposition activity and the timing of any renovation-related activity, including the restoration of hotels due to the impact of Hurricane Irma.

CWI 6/30/2018 10-Q – 28

The following table presents our comparative results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Hotel Revenues	$167,259	$171,354	$(4,095)	$309,690	$331,058	$(21,368)

Hotel Expenses	134,708	143,880	(9,172)	266,233	284,460	(18,227)

Other Operating Expenses
Asset management fees to affiliate and other expenses	3,836	3,972	(136)	7,755	8,018	(263)
Corporate general and administrative expenses	2,749	2,811	(62)	5,716	5,320	396
Gain on hurricane-related property damage	(496)	—	(496)	(1,065)	—	(1,065)
Total Other Operating Expenses, Net	6,089	6,783	(694)	12,406	13,338	(932)

Operating Income	26,462	20,691	5,771	31,051	33,260	(2,209)

Other Income and (Expenses)
Interest expense	(16,488)	(16,557)	69	(33,269)	(32,863)	(406)
Equity in earnings of equity method investments in real estate	1,075	1,551	(476)	51	4,536	(4,485)
Net loss on extinguishment of debt (Note 9)	(188)	(84)	(104)	(188)	(225)	37
Other income	244	34	210	367	60	307
Total Other Income and (Expenses)	(15,357)	(15,056)	(301)	(33,039)	(28,492)	(4,547)

Income (Loss) from Operations Before Income Taxes and Net Gain on Sale of Real Estate	11,105	5,635	5,470	(1,988)	4,768	(6,756)
Provision for income taxes	(3,238)	(1,078)	(2,160)	(2,531)	(792)	(1,739)
Income (Loss) from Operations Before Net Gain on Sale of Real Estate	7,867	4,557	3,310	(4,519)	3,976	(8,495)
Net gain on sale of real estate, net of tax	—	5,516	(5,516)	31,929	5,164	26,765
Net Income	7,867	10,073	(2,206)	27,410	9,140	18,270
(Income) loss attributable to noncontrolling interests	(146)	310	(456)	(5,503)	(4,170)	(1,333)
Net Income Attributable to CWI Stockholders	$7,721	$10,383	$(2,662)	$21,907	$4,970	$16,937
Supplemental Financial Measure:(a)
MFFO Attributable to CWI Stockholders	$28,153	$26,216	$1,937	$31,902	$42,174	$(10,272)
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

CWI 6/30/2018 10-Q – 29

Our Same Store Hotels are comprised of our 2012 Acquisitions, 2013 Acquisitions, 2014 Acquisitions, 2015 Acquisitions and 2016 Acquisition, excluding the results of any of those hotels sold prior to June 30, 2018 (Note 4), as well as the results for the Hawks Cay Resort, which remains closed due to damage from Hurricane Irma as of the date of this Report (Note 4).

The following table sets forth the average occupancy rate, ADR and RevPAR of our Consolidated Hotels for the three and six months ended June 30, 2018 and 2017 for our Same Store Hotels.

	Three Months Ended June 30,		Six Months Ended June 30,
Same Store Hotels	2018	2017	2018	2017
Occupancy Rate	80.4%	80.5%	77.7%	76.9%
ADR	$230.77	$222.57	$227.15	$221.11
RevPAR	185.50	179.09	176.52	169.99

Hotel Revenues

For the three months ended June 30, 2018 as compared to the same period in 2017, hotel revenues decreased by $4.1 million, comprised of: a decrease in revenue from the Hawks Cay Resort of $4.8 million (representing the net impact to revenue after the recognition of business interruption income of $10.5 million) as a result of its closure due to hurricane-related damage in September 2017 and a decrease in revenue as a result of four properties sold since the second quarter of 2017 totaling $8.7 million, which was partially offset by a net increase in revenue from our Same Store Hotels totaling $9.4 million (representing the net impact to revenue after the recognition of business interruption income of $1.6 million). The net increase in revenue from our Same Store Hotels was largely attributable to an increase in revenue from the Ritz-Carlton Key Biscayne, driven by a strong market, impacted both by hurricane displacement and hotel supply, and the Renaissance Chicago Downtown, driven by stronger city-wide demand and in-house group events. These increases were partially offset by a decrease in revenue from our hotels in the Austin market, largely caused by an increase in hotel supply.

For the six months ended June 30, 2018 as compared to the same period on 2017, hotel revenues decreased by $21.4 million, comprised of: a decrease in revenue from the Hawks Cay Resort of $20.6 million (representing the net impact to revenue after the recognition of business interruption income of $10.5 million) and a decrease in revenue as a result of seven properties sold since the first quarter of 2017 totaling $17.4 million, which was partially offset by a net increase in revenue from our Same Store Hotels totaling $16.6 million (representing the net impact to revenue after the recognition of business interruption income of $1.7 million). In addition to the factors discussed above, our revenue during the current year period was positively impacted by an increase in revenue from the Westin Pasadena resulting from the completion of renovations that were ongoing during the prior year period.

Hotel Expenses

For the three months ended June 30, 2018 as compared to the same period in 2017, aggregate hotel operating expenses decreased by $9.2 million, comprised of: a decrease in expenses from the Hawks Cay Resort of $8.5 million and a decrease in expenses as a result of properties sold during 2017 and 2018 totaling $6.6 million, which was partially offset by a net increase in expenses from our Same Store Hotels totaling $5.9 million. The net increase in expenses from our Same Store Hotels was largely attributable to the increased hotel expenses at the Ritz-Carlton Key Biscayne and Renaissance Chicago Downtown, partially offset by a decrease in expenses from our hotels in the Austin market, consistent with the fluctuations in revenue discussed above. Additionally, we saw an increase in expenses at the Hutton Hotel, which was under renovation during 2017, resulting in lower expense in the prior year period. This renovation work included the opening of additional food and beverage outlets, which contributed to the increase in expenses during 2018.

For the six months ended June 30, 2018 as compared to the same period in 2017, aggregate hotel operating expenses decreased by $18.2 million, comprised of: a decrease in expenses from the Hawks Cay Resort of $18.0 million and a decrease in expenses as a result of properties sold during 2017 and 2018 totaling $13.0 million, which was partially offset by a net increase in expenses from our Same Store Hotels totaling $12.8 million. The net increase in expenses from our Same Store Hotels was largely attributable to the Ritz-Carlton Key Biscayne and Renaissance Chicago Downtown, partially offset by a decrease in expenses from our hotels in the Austin market, consistent with the fluctuations in revenue discussed above. Additionally, we saw an increase in expenses as the Hutton Hotel and Westin Pasadena, which were under renovation during 2017, resulting in lower expense in the prior year period.

CWI 6/30/2018 10-Q – 30

Corporate General and Administrative Expenses

For the three months ended June 30, 2018 compared to the same period in 2017, corporate general and administrative expenses remained relatively flat, decreasing by less than $0.1 million.

For the six months ended June 30, 2018 as compared to the same period in 2017, corporate general and administrative expenses increased by $0.4 million as a result of an increase in professional fees, primarily due to an increase in legal fees. Professional fees include legal, accounting and investor-related expenses incurred in the normal course of business.

Gain on Hurricane-Related Property Damage

During the three and six months ended June 30, 2018, we recognized gains of $0.5 million and $1.1 million, respectively, resulting from a change in our estimate of the total aggregate damage incurred at our properties attributable to Hurricane Irma. We and CWI 2 maintain insurance on all of our hotels, with an aggregate policy limit of $500.0 million for both property damage and business interruption. Our insurance policies are subject to various terms and conditions, including property damage and business interruption deductibles on each hotel, which range from 2% to 5% of the insured value. We currently estimate our aggregate casualty insurance claim to be in the range of $55.0 million to $65.0 million (which includes estimated clean up, repair and rebuilding costs) and our aggregate business interruption insurance claim to be in the range of $25.0 million to $35.0 million. We are continuing to assess the damage sustained, so these estimates are subject to change. We believe that we maintain adequate insurance coverage on each of our hotels and are working closely with the insurance carriers and claims adjusters to obtain the maximum amount of insurance recovery provided under the policies. However, we can give no assurances as to the amounts of such claims, the timing of payments or the ultimate resolution of the claims.

We experienced a reduction in revenues as a result of Hurricane Irma, as well as the wildfires in Northern California during 2017 that impacted the Fairmont Sonoma Mission Inn & Spa. Our business interruption insurance covers lost revenue through the period of property restoration and for up to 12 months after the hotels are back to full operations. We have retained consultants to assess our business interruption claims and are currently reviewing our losses with our insurance carriers. We recorded $10.5 million of revenue for covered business interruption related to Hurricane Irma during both the three and six months ended June 30, 2018, as well as $1.5 million of revenue for covered business interruption related to Fairmont Sonoma Mission Inn & Spa during both the three and six months ended June 30, 2018. We record revenue for covered business interruption when both the recovery is probable and contingencies have been resolved with the insurance carriers.

Interest Expense

For the three and six months ended June 30, 2018 compared to the same periods in 2017, interest expense remained relatively flat.

Equity in Earnings of Equity Method Investments in Real Estate

Equity in earnings (losses) of equity method investments in real estate represents earnings from our equity investments in Unconsolidated Hotels recognized in accordance with each investment agreement and based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period (Note 5). We are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds the estimated fair value and is determined to be other than temporary. No other-than-temporary impairment charges were recognized on our equity method investments in real estate during the six months ended June 30, 2018 or 2017.

CWI 6/30/2018 10-Q – 31

The following table sets forth our share of equity in earnings (losses) from our Unconsolidated Hotels, which are based on the hypothetical liquidation at book value model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Ritz-Carlton Bacara, Santa Barbara Venture (a)	$(889)	$—	$(2,838)	$—
Marriott Sawgrass Golf Resort & Spa Venture (b)	488	320	2,111	1,706
Hyatt Centric French Quarter Venture (c)	669	254	1,056	729
Ritz-Carlton Philadelphia Venture (d)	693	824	(783)	1,629
Westin Atlanta Venture (e)	114	153	505	472
Total equity in earnings of equity method investments in real estate	$1,075	$1,551	$51	$4,536
___________

(a)	We acquired our 40% tenancy-in-common interest in this venture on September 28, 2017.

(b)
The increase in our share of equity in earnings for the three and six months ended June 30, 2018 as compared to the same periods in 2017 was primarily a result of the improvement in the operating results of the venture.

(c)
The increase in our share of equity in earnings for the three and six months ended June 30, 2018 as compared to the same periods in 2017 is primarily a result of an increase in distributions to us by the venture.

(d)	During the six months ended June 30, 2018, our share of equity in losses included the full net loss of the venture as a result of the hypothetical liquidation at book value method.

(e)
On October 19, 2017, the venture sold the Westin Atlanta Perimeter North to an unaffiliated third party. Our share of equity in earnings during the three and six months ended June 30, 2018 is the result of additional cash distributions received in these periods in connection with the disposition.

Net Loss on Extinguishment of Debt

During the second quarter of 2018, we recognized a loss on extinguishment of debt of $0.2 million related to the refinancing of the Ritz-Carlton Fort Lauderdale senior mortgage and mezzanine loans (Note 9).

During the three and six months ended June 30, 2017, we recognized a net loss on extinguishment of debt of less than $0.1 million and $0.2 million, respectively, primarily related to the termination of a prior senior credit facility and the refinancing of two non-recourse mortgage loans.

Gain on Sale of Real Estate, Net of Tax

During the six months ended June 30, 2018, we recognized a gain on sale of real estate, net of tax of $31.9 million, comprised of (i) a gain of $12.3 million related to the sale of our 100% ownership interest in the Marriott Boca Raton at Boca Center to an unaffiliated third-party for a contractual sales price of $76.0 million during January 2018 and (ii) an aggregate gain of $19.6 million related to the sale of our 100% ownership interests in the Hampton Inn Memphis Beale Street and Hampton Inn Atlanta Downtown to an unaffiliated third-party for a contractual sales price totaling $63.0 million in February 2018 (Note 4).

During the six months ended June 30, 2017, we recognized a net gain on sale of real estate, net of tax of $5.2 million, comprised of (i) a gain of $5.5 million related to the sale of our 100% ownership interest in the Hampton Inn Boston Braintree to an unaffiliated third party for a contractual sales price of $19.0 million during the second quarter of 2017, partially offset by (ii) a loss of $0.4 million related to the sale of our 100% ownership interests in the Hampton Inn Frisco Legacy Park, the Hampton Inn Birmingham Colonnade and the Hilton Garden Inn Baton Rouge Airport to an unaffiliated third party for a contractual sales price of $33.0 million during the first quarter of 2017.

CWI 6/30/2018 10-Q – 32

(Income) Loss Attributable to Noncontrolling Interests

The following table sets forth our (income) loss attributable to noncontrolling interests (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Venture	2018	2017	2018	2017
Ritz-Carlton Key Biscayne Venture (a)	$(57)	$2,076	$(3,636)	$67
Operating Partnership — Available Cash Distribution (Note 3)	—	(1,544)	(972)	(3,245)
Ritz-Carlton Fort Lauderdale Venture	153	90	(383)	(266)
Sheraton Austin Hotel at the Capitol Venture (b)	(212)	(278)	(453)	(654)
Hilton Garden Inn New Orleans French Quarter/CBD Venture	(30)	(34)	(59)	(72)
	$(146)	$310	$(5,503)	$(4,170)
___________

(a)
The change for both the three and six months ended June 30, 2018 as compared to the same periods in 2017 is primarily a result of the improvements in the operating results of the venture, which was driven by a strong market, impacted both by hurricane displacement and hotel supply, resulting in our joint venture partner recognizing additional income.

(b)
The decrease in (income) attributable to noncontrolling interests for both the three and six months ended June 30, 2018 as compared to the same periods in 2017 was primarily a result of the operating results of the venture. We saw a decrease in revenue from the Austin market, largely driven by an increase in hotel supply.

Modified Funds from Operations

MFFO is a non-GAAP measure that we use to evaluate our business. For a definition of MFFO and a reconciliation to net income attributable to CWI stockholders, see Supplemental Financial Measures below.

For the three months ended June 30, 2018 as compared to the same period in 2017, MFFO increased by $1.9 million, primarily reflecting the impact of business interruption income recognized during the second quarter of 2018 and a decrease in the Available Cash Distribution when compared to the prior year period, partially offset by our 2017 and 2018 disposition activity.

For the six months ended June 30, 2018 as compared to the same period in 2017, MFFO decreased by $10.3 million, primarily the result of our 2017 and 2018 disposition activity, hurricane-related disruption at the Hawks Cay Resort (net of business interruption income recognized during the second quarter of 2018) and a net decrease from hotel operations (largely the result of renovation-related disruption), partially offset by a decrease in Available Cash Distributions when compared to the prior year period.

Liquidity and Capital Resources

Our principal demands for funds will be for the payment of operating expenses, interest and principal on current and future indebtedness, including the WPC Credit Facility, and distributions to stockholders. Liquidity is affected adversely by unanticipated costs and greater-than-anticipated operating expenses. We expect to meet our liquidity requirements from cash generated from operations. To the extent that these funds are insufficient to satisfy our cash flow requirements, additional funds may be provided from asset sales, long- and/or short-term borrowings, proceeds from mortgage financings or refinancings.

Sources and Uses of Cash During the Period

We have fully invested the proceeds from both our initial public offering and follow-on offering. We use the cash flow generated from hotel operations to meet our normal recurring operating expenses, service debt and fund distributions to our shareholders. Our cash flows fluctuate from period to period due to a number of factors, including the financial and operating performance of our hotels, the timing of purchases or dispositions of hotels, the timing and characterization of distributions from equity method investments in hotels and the seasonality in the demand for our hotels. Also, hotels we invest in may undergo renovations, during which they may experience disruptions, possibly resulting in reduced revenue and operating income. Despite these fluctuations, we believe that we will continue to generate sufficient cash from operations and from our equity method investments to meet our normal recurring short-term and long-term liquidity needs. We may also use existing

CWI 6/30/2018 10-Q – 33

cash resources, proceeds available under our Working Capital Facility, the proceeds of mortgage loans, sales of assets or distributions reinvested in our common stock through our DRIP. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities

For the six months ended June 30, 2018 as compared to the same period in 2017, net cash provided by operating activities decreased by $16.5 million, largely attributable to a decrease in cash flow from hotel operations due to the closure of the Hawks Cay Resort as a result of Hurricane Irma, the funding of remediation work to repair properties damaged by the hurricane and the impact of the disposition of hotels during 2017 and 2018.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2018 was $120.9 million, primarily as a result of aggregate proceeds of $135.3 million from the sale of three properties, comprised of (i) $73.5 million of proceeds received from the sale of our 100% ownership interest in the Marriott Boca Raton at Boca Center and (ii) $61.8 million of total proceeds received from the sale of our 100% ownership interests in the Hampton Inn Memphis Beale Street and Hampton Inn Atlanta Downtown (Note 4), $11.2 million of insurance proceeds received primarily related to damage sustained by Hurricane Irma at the Hawks Cay Resort and distributions received from equity investments in excess of equity income totaling $10.9 million, partially offset by the funding of $36.0 million of capital expenditures for our Consolidated Hotels.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2018 was $142.5 million, primarily as a result of: scheduled payments and prepayments of mortgage financing totaling $148.0 million, including prepayments totaling $141.9 million in connection with the hotels sold during the first quarter of 2018 and the refinancing of two loans related to the Ritz-Carlton Fort Lauderdale during the second quarter of 2018; cash distributions paid to stockholders aggregating $39.5 million; repayments towards the WPC Credit Facility totaling $37.0 million; and redemptions of our common stock pursuant to our redemption plan totaling $20.6 million, partially offset by proceeds of $75.3 million from the refinancing of the Ritz-Carlton Fort Lauderdale loans, the reinvestment of distributions in shares of our common stock through our DRIP totaling $22.1 million, and borrowings under the WPC Credit Facility of $10.0 million.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. For the six months ended June 30, 2018, we paid distributions to stockholders totaling $39.5 million, which were comprised of cash distributions of $17.4 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $22.1 million. From inception through June 30, 2018, we declared distributions, excluding distributions paid in shares of our common stock, to stockholders totaling $341.5 million, which were comprised of cash distributions of $138.7 million and $202.8 million of distributions that were reinvested by stockholders in shares of our common stock pursuant to our DRIP.

We believe that FFO, a non-GAAP measure, is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or our Cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our public offerings and there can be no assurance that our FFO or our Cash flow from operations will be sufficient to cover our future distributions. Our distribution coverage using FFO and Cash flow from operations was approximately 75% and 98%, respectively, of total distributions declared for the six months ended June 30, 2018, with the balance funded with proceeds from other sources of cash, such as financings, borrowings or the sales of assets.

CWI 6/30/2018 10-Q – 34

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the six months ended June 30, 2018, we redeemed 2,087,256 shares of our common stock pursuant to our redemption plan (representing 532 requests), at an average price per share of $9.90. As of the date of this Report, we have fulfilled all of the valid redemption requests that we received during the six months ended June 30, 2018. We funded all share redemptions during the six months ended June 30, 2018 with proceeds from the sale of shares of our common stock pursuant to our DRIP.

Summary of Financing

The table below summarizes our non-recourse debt, net and WPC Credit Facility (dollars in thousands):

	June 30, 2018	December 31, 2017
Carrying Value
Fixed rate (a)	$1,046,121	$1,082,367
Variable rate:
WPC Credit Facility — Bridge Loan (Note 3)	40,802	60,802
WPC Credit Facility — Working Capital Facility (Note 3)	835	7,835
Non-recourse debt (a):
Amount subject to interest rate cap, if applicable	254,838	265,954
Amount subject to interest rate swap	46,583	47,148
Amount subject to floating interest rate	—	25,444
	343,058	407,183
	$1,389,179	$1,489,550
Percent of Total Debt
Fixed rate	75%	73%
Variable rate	25%	27%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.3%	4.3%
Variable rate (b)	5.1%	4.3%
___________

(a)	Aggregate debt balance includes deferred financing costs totaling $7.6 million and $7.3 million as of June 30, 2018 and December 31, 2017, respectively.

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

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

Lake Arrowhead Resort and Spa

The $15.0 million outstanding mortgage on the Lake Arrowhead Resort and Spa matured on June 23, 2018; we have not paid off the outstanding principal balance, although all required debt service through the date of this Report has continued to be paid on time. As of the date of this Report, the $0.5 million that we were previously required to fund into a lender-held reserve account (as a result of the minimum debt service coverage ratio on the loan not being met) remains with the lender. We are currently in discussions with the lender to amend the terms of the loan agreement, including, but not limited to, extending the maturity date to February 2019, although there can be no assurance that we will be able to do so on favorable terms, if at all.

CWI 6/30/2018 10-Q – 35

Courtyard Pittsburgh Shadyside

At March 31, 2018, the minimum debt service coverage ratio for the Courtyard Pittsburgh Shadyside was not met; therefore, we entered into a cash management agreement that permits the lender to sweep the hotel’s excess cash flow. As of June 30, 2018, this ratio was still not met and the cash management agreement remained in effect.

Cash Resources

At June 30, 2018, our cash resources consisted of cash and cash equivalents totaling $85.6 million, of which $31.7 million was designated as hotel operating cash. We also had the $25.0 million Working Capital Facility, of which $24.2 million remained available to be drawn at June 30, 2018. Our cash resources may be used to fund future investments and can be used for working capital needs, debt service and other commitments, such as the renovation commitments noted below.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include (i) paying distributions to our stockholders, (ii) fulfilling our renovation commitments (Note 10), (iii) funding hurricane-related repair and remediation costs in excess of insurance proceeds received, (iv) funding lease commitments, (v) making scheduled mortgage loan principal payments, including (a) scheduled balloon payments totaling $128.1 million on three mortgage loans on our Consolidated Hotels and (b) our share of a balloon payment scheduled for one Unconsolidated Hotel totaling $24.7 million, and (vi) paydown of the Bridge Loan, as well as other normal recurring operating expenses. We currently intend to refinance the scheduled balloon payments, although there can be no assurance that we will be able to do so on favorable terms, if at all.

We expect to use cash generated from operations, the Working Capital Facility, mortgage financing and cash received from dispositions of properties to fund these cash requirements in addition to amounts held in escrow to fund our renovation commitments.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3% and 5% of the respective hotel’s total gross revenue. At June 30, 2018 and December 31, 2017, $36.8 million and $32.9 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations (primarily our capital commitments and lease obligations) at June 30, 2018 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — Principal (a) (b)	$1,355,179	$144,250	$518,968	$641,169	$50,792
Interest on borrowings (c)	185,946	60,857	95,666	27,341	2,082
WPC Credit Facility (Bridge Loan) — Principal	40,802	40,802	—	—	—
WPC Credit Facility (Working Capital Facility) — Principal	835	835	—	—	—
Operating and other lease commitments (d)	837,062	4,898	9,745	8,835	813,584
Contractual capital commitments (e)	25,586	20,371	5,215	—	—
Asset retirement obligation, net (f)	1,505	—	—	—	1,505
	$2,446,915	$272,013	$629,594	$677,345	$867,963
___________

(a)	Excludes deferred financing costs totaling $7.6 million.

CWI 6/30/2018 10-Q – 36

(b)
Total Non-recourse debt — Principal due in less than one year includes $128.1 million of scheduled balloon payments on three consolidated mortgage loans. We currently intend to refinance these mortgage loans, although there can be no assurance that we will be able to do so on favorable terms, if at all.

(c)	For variable-rate debt, interest on borrowings is calculated using the swapped or capped interest rate, when in effect.

(d)
Operating and other lease commitments consist of rent obligations under ground leases and our share of future rents payable pursuant to the Advisory Agreement for the purpose of leasing office space used for the administration of real estate entities. At June 30, 2018, this balance primarily related to our commitments on ground leases for two hotels, which expire in 2087 and 2099 and have rent obligations consistently increasing throughout their respective terms; therefore, the most significant commitments occur near the conclusion of the leases.

(e)	Capital commitments represent our remaining contractual renovation commitments at our Consolidated Hotels, which does not reflect any remaining renovation work as a result of Hurricane Irma (Note 10).

(f)	Represents the estimated future obligation for the removal of asbestos and environmental waste in connection with three of our hotels upon the retirement of the asset.

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

CWI 6/30/2018 10-Q – 37

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

CWI 6/30/2018 10-Q – 38

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

CWI 6/30/2018 10-Q – 39

FFO and MFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to CWI stockholders	$7,721	$10,383	$21,907	$4,970
Adjustments:
Depreciation and amortization of real property	19,327	20,852	39,130	41,158
Net gain on sale of real estate	—	(5,516)	(31,929)	(5,164)
Proportionate share of adjustments for partially-owned entities — FFO adjustments	(368)	(953)	541	(1,708)
Total adjustments	18,959	14,383	7,742	34,286
FFO attributable to CWI stockholders (as defined by NAREIT)	26,680	24,766	29,649	39,256
Adjustments:
Straight-line and other rent adjustments	1,356	1,368	2,682	2,717
Gain on hurricane-related property damage (a)	(496)	—	(1,065)	—
Net loss on extinguishment of debt	188	84	188	225
Proportionate share of adjustments for partially-owned entities — MFFO adjustments	425	(2)	448	(24)
Total adjustments	1,473	1,450	2,253	2,918
MFFO attributable to CWI stockholders	$28,153	$26,216	$31,902	$42,174
___________

(a)	We excluded the hurricane gain (which does not include business interruption income) because of the non-recurring nature of the adjustment.

CWI 6/30/2018 10-Q – 40

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

We currently have limited exposure to financial market risks, including changes in interest rates. We currently have no foreign operations and are not exposed to foreign currency fluctuations.

Interest Rate Risk

The values of our real estate and related fixed-rate debt obligations are subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions, which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled (if we do not choose to repay the debt when due). Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the fair value of our assets to decrease.

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we have attempted to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate mortgage loans, and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with counterparties. See Note 8 for additional information on our interest rate swaps and caps.

At June 30, 2018, all of our debt bore interest at fixed rates, was swapped to a fixed rate or was subject to an interest rate cap, with the exception of the Bridge Loan and Working Capital Facility, which had outstanding balances of $40.8 million and $0.8 million, respectively. Our debt obligations are more fully described in Note 9 and Summary of Financing in Item 2 above. The following table presents principal cash outflows for our Consolidated Hotels based upon expected maturity dates of our long-term debt obligations outstanding at June 30, 2018 and excludes deferred financing costs (in thousands):

	2018 (Remainder)	2019	2020	2021	2022	Thereafter	Total	Fair Value
Fixed-rate debt	$5,934	$106,555	$58,623	$458,253	$244,104	$176,870	$1,050,339	$1,032,959
Variable-rate debt (a)	$62,780	$3,071	$163,739	$75,250	$—	$—	$304,840	$304,675
___________

(a)
Excludes $40.8 million and $0.8 million outstanding under the Bridge Loan and Working Capital Facility, respectively, from WPC (Note 3). Unless the Advisory Agreement expires or is terminated, the Bridge Loan and Working Capital Facility are currently scheduled to mature on September 30, 2018 and December 31, 2018, respectively.

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to an interest rate cap, is affected by changes in interest rates. A decrease or increase in interest rates of 1.0% would change the estimated fair value of this debt at June 30, 2018 by an aggregate increase of $36.6 million or an aggregate decrease of $36.4 million, respectively. Annual interest expense on our variable-rate debt that is subject to an interest rate cap at June 30, 2018 would increase or decrease by $2.5 million for each respective 1.0% change in annual interest rates.

CWI 6/30/2018 10-Q – 41

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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2018 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CWI 6/30/2018 10-Q – 42

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2018, we issued 340,394 shares of common stock to our Advisor as consideration for asset management fees. These shares were issued at our most recently published NAV of $10.41 per share. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof.

All prior sales of unregistered securities have been reported in our previously filed quarterly reports on Form 10-Q and annual reports on Form 10-K.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended June 30, 2018:

2018 Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April (b)	999,910	$9.89	N/A	N/A
May	—	—	N/A	N/A
June	1,087,346	9.90	N/A	N/A
Total	2,087,256
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

(b)
The requests for these redemptions were received during the three months ended March 31, 2018 and were deferred by our board of directors to April 2018 in order to correspond with the announcement of our updated NAV as of December 31, 2017, which serves as the basis for the redemption price under the program.

CWI 6/30/2018 10-Q – 43

Item 6. Exhibits.

The following exhibits are filed with this Report, expect where indicated.

Exhibit No.	Description	Method of Filing
10.1	Amended and Restated Bylaws of Carey Watermark Investors 2 Incorporated	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on June 27, 2018

10.2	First Amendment to Loan Agreement, dated as of June 26, 2018, between W. P. Carey Inc. as Lender, and CWI OP, LP as Borrower	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

CWI 6/30/2018 10-Q – 44

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors Incorporated
Date:	August 14, 2018
		By:	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
(Principal Financial Officer)

Date:	August 14, 2018
		By:	/s/ Noah K. Carter
Noah K. Carter
Chief Accounting Officer
(Principal Accounting Officer)

CWI 6/30/2018 10-Q – 45

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
10.1	Amended and Restated Bylaws of Carey Watermark Investors 2 Incorporated	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on June 27, 2018

10.2	First Amendment to Loan Agreement, dated as of June 26, 2018, between W. P. Carey Inc. as Lender, and CWI OP, LP as Borrower	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith