Form 10-Q
period 2018-09-30
Carey Watermark Investors Inc
filed 2018-11-13
CIK 1430259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Registrant has 140,296,352 shares of common stock, $0.001 par value, outstanding at November 2, 2018.

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

CWI 9/30/2018 10-Q – 1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
Assets
Investments in real estate:
Hotels, at cost	$2,176,322	$2,172,740
Accumulated depreciation	(256,738)	(227,616)
Net investments in hotels	1,919,584	1,945,124
Equity investments in real estate	116,017	131,344
Cash and cash equivalents	69,824	47,994
Intangible assets, net	77,100	78,386
Restricted cash, inclusive of $0 and $3,293, respectively, attributable to Assets held for sale	63,630	84,382
Accounts receivable	40,592	38,359
Other assets	23,455	29,208
Assets held for sale	—	105,124
Total assets	$2,310,202	$2,459,921
Liabilities and Equity
Non-recourse debt, net, including debt attributable to Assets held for sale (Note 4)	$1,329,838	$1,420,913
WPC Credit Facility	41,637	68,637
Accounts payable, accrued expenses and other liabilities	134,543	136,343
Due to related parties and affiliates	4,667	3,611
Distributions payable	19,826	19,640
Other liabilities held for sale	—	2,889
Total liabilities	1,530,511	1,652,033
Commitments and contingencies (Note 10)
Common stock, $0.001 par value; 300,000,000 shares authorized; 139,139,949 and 137,826,503 shares, respectively, issued and outstanding	139	138
Additional paid-in capital	1,169,258	1,153,652
Distributions and accumulated losses	(444,592)	(399,884)
Accumulated other comprehensive income (loss)	59	(455)
Total stockholders’ equity	724,864	753,451
Noncontrolling interests	54,827	54,437
Total equity	779,691	807,888
Total liabilities and equity	$2,310,202	$2,459,921

See Notes to Consolidated Financial Statements.

CWI 9/30/2018 10-Q – 2

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Hotel Revenues
Rooms	$94,465	$102,791	$287,031	$320,043
Food and beverage	34,943	37,445	118,564	123,555
Other operating revenue	12,752	14,593	34,057	42,289
Business interruption income	6,075	—	18,273	—
Total Hotel Revenues	148,235	154,829	457,925	485,887
Operating Expenses
Hotel Expenses
Rooms	22,161	23,276	66,204	71,095
Food and beverage	27,056	27,725	84,083	87,315
Other hotel operating expenses	6,922	7,486	19,704	22,413
Property taxes, insurance, rent and other	14,640	15,887	45,906	49,041
Sales and marketing	14,066	14,784	43,381	45,589
General and administrative	13,247	14,202	39,739	42,373
Repairs and maintenance	4,956	5,077	14,866	15,652
Management fees	4,502	3,248	13,963	13,516
Utilities	4,025	4,413	10,991	12,531
Depreciation and amortization	18,642	20,478	57,615	61,510
Total Hotel Expenses	130,217	136,576	396,452	421,035

Other Operating Expenses
Asset management fees to affiliate and other expenses	3,770	3,660	11,524	11,679
Corporate general and administrative expenses	2,839	2,579	8,555	7,898
(Gain) loss on hurricane-related property damage	(41)	7,609	(1,106)	7,609
Total Other Operating Expenses, Net	6,568	13,848	18,973	27,186
Operating Income	11,450	4,405	42,500	37,666
Other Income and (Expenses)
Interest expense	(16,557)	(16,957)	(49,826)	(49,820)
Equity in (losses) earnings of equity method investments in real estate	(589)	(3,464)	(538)	1,072
Net loss on extinguishment of debt	(322)	—	(511)	(225)
Other income	140	33	508	93
Total Other Income and (Expenses)	(17,328)	(20,388)	(50,367)	(48,880)
Loss from Operations Before Income Taxes and Net Gain on Sale of Real Estate	(5,878)	(15,983)	(7,867)	(11,214)
(Provision for) benefit from income taxes	(986)	162	(3,516)	(630)
Loss from Operations Before Net Gain on Sale of Real Estate	(6,864)	(15,821)	(11,383)	(11,844)
Net (loss) gain on sale of real estate	(669)	—	31,260	5,164
Net (Loss) Income	(7,533)	(15,821)	19,877	(6,680)
Loss (income) attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $2,478, $2,498, $3,450, and $5,743, respectively)	323	7,052	(5,180)	2,881
Net (Loss) Income Attributable to CWI Stockholders	$(7,210)	$(8,769)	$14,697	$(3,799)
Basic and Diluted (Loss) Income Per Share	$(0.05)	$(0.06)	$0.11	$(0.03)
Basic and Diluted Weighted-Average Shares Outstanding	139,439,615	137,326,890	139,175,017	136,759,817
Distributions Declared Per Share	$0.1425	$0.1425	$0.4275	$0.4275

See Notes to Consolidated Financial Statements.

CWI 9/30/2018 10-Q – 3

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net (Loss) Income	$(7,533)	$(15,821)	$19,877	$(6,680)
Other Comprehensive Income
Unrealized gain on derivative instruments	85	248	511	585
Comprehensive (Loss) Income	(7,448)	(15,573)	20,388	(6,095)

Amounts Attributable to Noncontrolling Interests
Net loss (income)	323	7,052	(5,180)	2,881
Unrealized (gain) loss on derivative instruments	(1)	(5)	3	(9)
Comprehensive loss (income) attributable to noncontrolling interests	322	7,047	(5,177)	2,872
Comprehensive (Loss) Income Attributable to CWI Stockholders	$(7,126)	$(8,526)	$15,211	$(3,223)

See Notes to Consolidated Financial Statements.

CWI 9/30/2018 10-Q – 4

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Nine Months Ended September 30, 2018 and 2017
(in thousands, except share and per share amounts)

	CWI Stockholders
	Shares	Common Stock	Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Income (Loss)	Total CWI Stockholders	Noncontrolling Interests	Total
Balance at January 1, 2018	137,826,503	$138	$1,153,652	$(399,884)	$(455)	$753,451	$54,437	$807,888
Net income				14,697		14,697	5,180	19,877
Shares issued, net of offering costs	3,135,146	3	33,000			33,003		33,003
Shares issued to affiliates	1,016,974	1	10,717			10,718		10,718
Distributions to noncontrolling interests						—	(4,787)	(4,787)
Shares issued under share incentive plans	18,971	—	175			175		175
Stock-based compensation to directors	17,291	—	180			180		180
Distributions declared ($0.4275 per share)				(59,405)		(59,405)		(59,405)
Other comprehensive income (loss)					514	514	(3)	511
Repurchase of shares	(2,874,936)	(3)	(28,466)			(28,469)		(28,469)
Balance at September 30, 2018	139,139,949	$139	$1,169,258	$(444,592)	$59	$724,864	$54,827	$779,691

Balance at January 1, 2017	135,379,038	$135	$1,125,835	$(326,748)	$(1,128)	$798,094	$65,163	$863,257
Net loss				(3,799)		(3,799)	(2,881)	(6,680)
Shares issued, net of offering costs	3,179,252	4	34,065			34,069		34,069
Shares issued to affiliates	1,078,350	1	11,614			11,615		11,615
Distributions to noncontrolling interests						—	(8,051)	(8,051)
Shares issued under share incentive plans	23,710		176			176		176
Stock-based compensation to directors	16,667		180			180		180
Distributions declared ($0.4275 per share)				(58,427)		(58,427)		(58,427)
Other comprehensive income					576	576	9	585
Repurchase of shares	(2,638,839)	(3)	(27,073)			(27,076)		(27,076)
Balance at September 30, 2017	137,038,178	$137	$1,144,797	$(388,974)	$(552)	$755,408	$54,240	$809,648

See Notes to Consolidated Financial Statements.

CWI 9/30/2018 10-Q – 5

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash Flows — Operating Activities
Net income (loss)	$19,877	$(6,680)
Adjustments to net income (loss):
Depreciation and amortization	57,615	61,510
Net gain on sale of real estate (Note 4)	(31,260)	(5,164)
Business interruption income	(18,273)	—
Asset management fees to affiliates settled in shares	10,628	10,777
Straight-line rent adjustments	4,316	3,939
Amortization of deferred financing costs, ground lease intangible and other	2,296	2,250
(Gain) loss on hurricane-related property damage	(1,106)	7,609
Equity in losses (earnings) of equity method investments in real estate	538	(1,072)
Net loss on extinguishment of debt	511	222
Amortization of stock-based compensation expense	455	482
Acquisition fees to affiliates settled in shares	—	2,065
Funding of hurricane/fire related remediation work	(10,738)	—
Business interruption insurance proceeds	9,323	133
Net changes in other operating assets and liabilities	6,396	1,843
Insurance proceeds for remediation work due to hurricane damage	4,031	—
Distributions of earnings from equity method investments	2,802	1,526
Increase (decrease) in due to related parties and affiliates	1,087	(473)
Receipt of key money and other deferred incentive payments	58	66
Net Cash Provided by Operating Activities	58,556	79,033

Cash Flows — Investing Activities
Proceeds from the sale of real estate investments (Note 4)	156,756	23,081
Capital expenditures	(60,311)	(33,038)
Hurricane/fire related property insurance proceeds	14,379	—
Distributions received from equity investments in excess of cumulative equity income	12,893	5,428
Capital contributions to equity investments in real estate	(732)	—
Repayments of loan receivable	238	203
Purchase of equity interest	—	(66,332)
Net Cash Provided by (Used in) Investing Activities	123,223	(70,658)

Cash Flows — Financing Activities
Scheduled payments and prepayments of mortgage principal	(166,332)	(90,463)
Proceeds from mortgage financing	75,250	83,500
Distributions paid	(59,219)	(58,192)
Repayment of note payable to affiliate	(37,000)	—
Proceeds from issuance of shares, net of offering costs	33,003	34,075
Repurchase of shares	(28,464)	(27,076)
Proceeds from note payable to affiliate	10,000	97,835
Distributions to noncontrolling interests	(4,787)	(8,051)
Deferred financing costs	(1,959)	(1,302)
Debt extinguishment costs	(511)	—
Scheduled payments of loan	(350)	(234)
Purchase of interest rate caps	(232)	(11)
Withholding on restricted stock units	(100)	(126)
Repayment of senior credit facility	—	(22,785)
Deposits released for mortgage financing	—	1,610
Deposits for mortgage financing	—	(1,510)
Net Cash (Used In) Provided by Financing Activities	(180,701)	7,270

Change in Cash and Cash Equivalents and Restricted Cash During the Period
Net increase in cash and cash equivalents and restricted cash	1,078	15,645
Cash and cash equivalents and restricted cash, beginning of period	132,376	120,347
Cash and cash equivalents and restricted cash, end of period	$133,454	$135,992
See Notes to Consolidated Financial Statements.

CWI 9/30/2018 10-Q – 6

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

We held ownership interests in 27 hotels at September 30, 2018, including 23 hotels that we consolidate, or our Consolidated Hotels, and four hotels that we record as equity investments, or our Unconsolidated Hotels.

Public Offerings

We raised $575.8 million through our initial public offering, which ran from September 15, 2010 through September 15, 2013, and $577.4 million through our follow-on offering, which ran from December 20, 2013 through December 31, 2014. We have fully invested the proceeds from both our initial public offering and follow-on offering. In addition, from inception through September 30, 2018, $202.8 million of distributions were reinvested in our common stock as a result of our distribution reinvestment plan, or DRIP.

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

CWI 9/30/2018 10-Q – 7

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

At both September 30, 2018 and December 31, 2017, we considered five entities to be VIEs, four of which we consolidated as we are considered the primary beneficiary. The following table presents a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets (in thousands):

	September 30, 2018	December 31, 2017
Net investments in hotels	$498,551	$501,287
Intangible assets, net	38,047	38,649
Total assets	580,309	579,807

Non-recourse debt, net	$344,707	$341,563
Total liabilities	374,355	373,548

Accounting Policy Update

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

CWI 9/30/2018 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

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

Restricted Cash — In connection with our adoption of ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, as described below, we revised our consolidated statements of cash flows to include restricted cash when reconciling the beginning-of-period and end-of-period cash amounts shown on the statement of cash flows. As a result, we retrospectively revised prior periods presented to conform to the current period presentation. Restricted cash consists primarily of amounts escrowed pursuant to the terms of our mortgage debt to fund planned renovations and improvements (including at hotels damaged by Hurricane Irma), property taxes, insurance, and normal replacement of furniture, fixtures and equipment at our hotels. The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$69,824	$47,994
Restricted cash	63,630	84,382
Total cash and cash equivalents and restricted cash	$133,454	$132,376

Recent Accounting Pronouncements

Pronouncements Adopted as of September 30, 2018

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 intends to reduce diversity in practice for certain cash flow classifications, including, but not limited to (i) debt prepayment or debt extinguishment costs, (ii) contingent consideration payments made after a business combination, (iii) proceeds from the settlement of insurance claims, (iv) distributions received from equity method investees and (v) separately identifiable cash flows and application of the predominance principle. We retrospectively adopted this guidance for our interim and annual periods beginning January 1, 2018. As a result, we reclassified distributions received from equity method investments of $0.6 million from net cash provided by operating activities to net cash used in investing activities on the consolidated statement of cash flows for the nine months ended September 30, 2017. The adoption of ASU 2016-15 did not have a material impact on our consolidated financial statements.

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

CWI 9/30/2018 10-Q – 9

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes, modifies, and adds certain fair value disclosure requirements. We adopted this guidance for our interim period beginning July 1, 2018. The adoption of this standard did not have a material impact on our consolidated financial statements.

Pronouncements to be Adopted after September 30, 2018

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

Early application is permitted for all entities. ASU 2016-02 provides two transition methods. The first transition method allows for application of the new model at the beginning of the earliest comparative period presented. Under the second transition method, comparative periods would not be restated, with any cumulative effect adjustments recognized in the opening balance of retained earnings in the period of adoption. In addition, a practical expedient was recently issued by the FASB which allows lessors to combine non-lease components with related lease components if certain conditions are met. We will adopt this guidance for our interim and annual periods beginning January 1, 2019 and expect to use the second transition method. We are evaluating the impact of ASU 2016-02 and have determined that the application of the new standard will result in the recording of a material right-of-use asset and a lease liability on the consolidated balance sheet for each of our ground leases and will require additional quantitative and qualitative disclosures.

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

CWI 9/30/2018 10-Q – 10

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

The following tables present a summary of fees we paid; expenses we reimbursed; and distributions we made to our Advisor, the Subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amounts Included in the Consolidated Statements of Operations
Asset management fees	$3,534	$3,578	$10,628	$10,777
Available Cash Distributions	2,478	2,498	3,450	5,743
Personnel and overhead reimbursements	1,681	1,563	4,584	4,473
Interest expense	325	170	1,015	299
Disposition fees (Note 4)	110	—	300	225
	$8,128	$7,809	$19,977	$21,517

Other Transaction Fees Incurred
Capitalized loan refinancing fees	$—	$—	$653	$340
Capitalized acquisition fees for equity investment(a)	—	4,131	—	4,131
	$—	$4,131	$653	$4,471
___________

(a)	Our Advisor elected to receive 50% of the acquisition fee related to our investment in the Ritz-Carlton Bacara, Santa Barbara Venture in shares of our common stock and 50% in cash.

The following table presents a summary of the amounts included in Due to related parties and affiliates in the consolidated financial statements (in thousands):

	September 30, 2018	December 31, 2017
Amounts Due to Related Parties and Affiliates
Accrued interest on WPC Credit Facility	$1,730	$715
Reimbursable costs	1,456	1,239
Other amounts due to our Advisor	1,302	1,282
Due to other affiliates	179	375
	$4,667	$3,611

CWI 9/30/2018 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

Asset Management Fees, Dispositions Fees and Loan Refinancing Fees

We pay our Advisor an annual asset management fee equal to 0.5% of the aggregate Average Market Value of our Investments, (as defined in the Advisory Agreement). Our Advisor is also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property, as well as a loan refinancing fee of up to 1.0% of the principal amount of a refinanced loan, if certain conditions described in the Advisory Agreement are met. If our Advisor elects to receive all or a portion of its fees in shares of our common stock, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV. For the nine months ended September 30, 2018 and 2017, we settled $10.7 million and $9.5 million, respectively, of asset management fees in shares of our common stock at our Advisor’s election. At September 30, 2018, our Advisor owned 3,937,243 shares (2.8%) of our outstanding common stock. Asset management fees are included in Asset management fees to affiliate and other expenses in the consolidated financial statements.

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

Other Transactions with Affiliates

WPC Credit Facility

During the third quarter of 2017, our board of directors and the board of directors of WPC approved secured loans from WPC to us of up to $100.0 million for acquisition funding purposes and $25.0 million for working capital purposes. On September 26, 2017, we entered into a secured credit facility, or the WPC Credit Facility, with our Operating Partnership as borrower and WPC as lender. The WPC Credit Facility consists of (i) a bridge term loan of up to $75.0 million, or the Bridge Loan, for the purpose of acquiring an interest in the Ritz-Carlton Bacara, Santa Barbara Venture and (ii) a $25.0 million revolving working capital facility, or the Working Capital Facility, to be used for our working capital needs. As amended, the Bridge Loan is currently scheduled to mature on June 30, 2019, with one three-month extension available at our option. As amended, the Working Capital Facility is currently scheduled to mature on December 31, 2019. If the Advisory Agreement expires or is terminated, both the Bridge Loan and the Working Capital Facility would mature at that time. Both loans bear interest at the London Interbank Offered Rate, or LIBOR, plus 1.0%; provided however, that upon the occurrence of certain events of default (as defined in the loan agreement), all outstanding amounts will be subject to a 2.0% annual interest rate increase. We serve as guarantor of the WPC Credit Facility and have pledged our unencumbered equity interests in certain properties as collateral, as further described in the pledge and security agreement entered into between the borrower and lender. At December 31, 2017, the outstanding balances under the Bridge Loan and Working Capital Facility were $60.8 million and $7.8 million, respectively. At September 30, 2018, the outstanding balances under the Bridge Loan and Working Capital Facility were $40.8 million and $0.8 million, respectively, with $24.2 million available to be drawn under the Working Capital Facility.

CWI 9/30/2018 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

The WPC Credit Facility includes various customary affirmative and negative covenants. We were in compliance with all applicable covenants at September 30, 2018.

Jointly Owned Investments

At September 30, 2018, we owned interests in three ventures with our affiliate, CWI 2: the Ritz-Carlton Key Biscayne, a Consolidated Hotel, and the Marriott Sawgrass Golf Resort & Spa and the Ritz-Carlton Bacara, Santa Barbara, both Unconsolidated Hotels. A third party also owns an interest in the Ritz-Carlton Key Biscayne.

Note 4. Net Investments in Hotels

Net investments in hotels are summarized as follows (in thousands):

	September 30, 2018	December 31, 2017
Buildings	$1,560,735	$1,554,798
Land	355,082	359,383
Building and site improvements	136,692	122,273
Furniture, fixtures and equipment	115,025	123,595
Construction in progress	8,788	12,691
Hotels, at cost	2,176,322	2,172,740
Less: Accumulated depreciation	(256,738)	(227,616)
Net investments in hotels	$1,919,584	$1,945,124

During the nine months ended September 30, 2018, we retired fully depreciated furniture, fixtures and equipment aggregating $24.7 million.

Hurricane/Fire Related Disruption

Hurricane Irma made landfall in September 2017, impacting five of our Consolidated Hotels: Hawks Cay Resort, Marriott Boca Raton at Boca Center (sold during the first quarter of 2018), Ritz-Carlton Key Biscayne, Ritz-Carlton Fort Lauderdale and Staybridge Suites Savannah Historic District (sold during the third quarter of 2018). All five hotels sustained damage and all were forced to close for a period of time, except for Marriott Boca Raton at Boca Center. All hotels reopened shortly after Hurricane Irma, with varying degrees of damage, with the exception of the Hawks Cay Resort, which reopened in August 2018. During the three and nine months ended September 30, 2018, we recognized gains of less than $0.1 million and $1.1 million, respectively, resulting from changes in our estimates of the total aggregate damage incurred at the properties. During both the three and nine months ended September 30, 2017, we recognized losses of $7.6 million, representing the property damage insurance deductibles as well as damage to certain hotels that was below the related deductible. Below is a summary of the items that comprised our aggregate damage incurred at the properties (in thousands):

	Three Months Ended September 30,
	2018	2017
Net write-off of fixed assets	$3,351	$15,966
Remediation work performed (a)	(1,062)	5,806
Property damage insurance receivables	(2,330)	(14,163)
(Gain) loss on hurricane-related property damage	$(41)	$7,609

	Nine Months Ended September 30,
	2018	2017
Net write-off of fixed assets	$8,811	$15,966
Remediation work performed	5,428	5,806
Property damage insurance receivables	(15,345)	(14,163)
(Gain) loss on hurricane-related property damage	$(1,106)	$7,609
___________

(a)	For the three months ended September 30, 2018, this represents a change in estimated costs for remediation work incurred.

CWI 9/30/2018 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2018, we have received business interruption insurance proceeds related to the Hawks Cay Resort of $16.0 million, of which we recorded $5.8 million and $16.3 million in the consolidated financial statements as Business interruption income during the three and nine months ended September 30, 2018, respectively.

Additionally, as of September 30, 2018, we have received business interruption insurance proceeds related to the Fairmont Sonoma Mission Inn & Spa, resulting from lost revenue caused by wildfires in Northern California during 2017, of $1.8 million, of which we recorded $1.5 million in the consolidated financial statements as Business interruption income during the second quarter of 2018.

As the restoration work continues to be performed, the estimated total costs will change. Any changes to property damage estimates will be recorded in the periods in which they are determined and any additional remediation work will be recorded in the periods in which it is performed.

Property Dispositions and Assets and Liabilities Held for Sale

On January 25, 2018, we sold our 100% ownership interest in the Marriott Boca Raton at Boca Center to an unaffiliated third party for a contractual sales price of $76.0 million, with net proceeds after the repayment of the related mortgage loan of approximately $35.4 million, including the release of $1.4 million of restricted cash. We recognized a gain on sale of $12.3 million during the first quarter of 2018 in connection with this transaction. This property was classified as held for sale at December 31, 2017.

On February 5, 2018, we sold our 100% ownership interests in the Hampton Inn Memphis Beale Street and Hampton Inn Atlanta Downtown to an unaffiliated third party for a contractual sales price totaling $63.0 million, with net proceeds after the repayment of the related mortgage loans of approximately $31.8 million, including the release of $2.0 million of restricted cash. We recognized a gain on sale totaling $19.6 million during the first quarter of 2018 in connection with this transaction. These properties were classified as held for sale at December 31, 2017.

On September 27, 2018, we sold our 100% ownership interest in the Staybridge Suites Savannah Historic District to an unaffiliated third party for a contractual sales price of $22.0 million, with net proceeds after the defeasance of the related mortgage loan of approximately $6.7 million. We recognized a loss on sale of $0.7 million during the third quarter of 2018 in connection with this transaction, as well as a $0.3 million loss on extinguishment of debt in connection with the defeasance of the loan.

At September 30, 2018, no properties were classified as held for sale.

Below is a summary of our assets and liabilities held for sale (in thousands):

	September 30, 2018	December 31, 2017
Net investments in hotels	$—	$104,062
Accounts receivable	—	681
Other assets	—	377
Intangible assets, net	—	4
Assets held for sale	$—	$105,124

Restricted cash attributable to Assets held for sale	$—	$3,293

Non-recourse debt, net attributable to Assets held for sale	$—	$71,887

Other liabilities held for sale	$—	$2,889

CWI 9/30/2018 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

Construction in Progress

At September 30, 2018 and December 31, 2017, construction in progress, recorded at cost, was $8.8 million and $12.7 million, respectively, and related primarily to planned renovations at the Ritz-Carlton Fort Lauderdale and Ritz-Carlton Key Biscayne and the restoration of the Hawks Cay Resort as a result of the damage caused by Hurricane Irma at September 30, 2018, and planned renovations at the Marriott Raleigh City Center, the Equinox, a Luxury Collection Golf Resort & Spa, the Sheraton Austin Hotel at the Capitol and the Ritz-Carlton Fort Lauderdale at December 31, 2017. Upon substantial completion of renovation work, costs are reclassified from construction in progress to buildings, building and site improvements and furniture, fixture and equipment, as applicable, and depreciation will commence.

We capitalize interest expense and certain other costs, such as property taxes, property insurance, utilities expense and hotel incremental labor costs, related to hotels undergoing major renovations. We capitalized $1.1 million and $0.3 million of such costs during the three months ended September 30, 2018 and 2017, respectively, and $2.6 million and $1.0 million during the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018 and December 31, 2017, accrued capital expenditures were $7.7 million and $6.0 million, respectively, representing non-cash investing activity.

Note 5. Equity Investments in Real Estate

At September 30, 2018, we owned equity interests in four Unconsolidated Hotels, two with unrelated third parties and two with CWI 2. We do not control the ventures that own these hotels, but we exercise significant influence over them. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to our Advisor that we incur and other-than-temporary impairment charges, if any).

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

CWI 9/30/2018 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

Hurricane-Related Disruption

The Marriott Sawgrass Golf Resort & Spa was impacted by Hurricane Irma when it made landfall in September 2017. The hotel sustained damage and was forced to close for a short period of time. During the three and nine months ended September 30, 2018, the venture recognized losses on hurricane-related property damage of $0.2 million and $0.7 million, respectively. During both the three and nine months ended September 30, 2017, the venture recognized losses on hurricane-related damage of $3.8 million.

	Three Months Ended September 30,
(in thousands)	2018	2017
Net write-off of fixed assets	$147	$6,160
Remediation work performed	6	990
Decrease (increase) in property damage insurance receivables	5	(3,305)
Loss on hurricane-related property damage	$158	$3,845

	Nine Months Ended September 30,
(in thousands)	2018	2017
Net (write-up) write-off of fixed assets	$(279)	$6,160
Remediation work performed	118	990
Decrease (increase) in property damage insurance receivables	909	(3,305)
Loss on hurricane-related property damage	$748	$3,845

As the restoration work continues to be performed, the estimated total costs will change. Any changes to property damage estimates will be recorded in the periods in which they are determined and any additional remediation work will be recorded in the periods in which it is performed.

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these ventures are affected by the timing and nature of distributions (dollars in thousands):

Unconsolidated Hotels	State	Number of Rooms	% Owned	Acquisition Date	Hotel Type	Carrying Value at
						September 30, 2018	December 31, 2017
Ritz-Carlton Bacara, Santa Barbara Venture (a) (b)	CA	358	40%	9/28/2017	Resort	$59,145	$65,126
Ritz-Carlton Philadelphia Venture (c)	PA	301	60%	5/15/2015	Full-service	31,092	38,469
Marriott Sawgrass Golf Resort & Spa Venture (d) (e)	FL	514	50%	4/1/2015	Resort	25,250	27,162
Hyatt Centric French Quarter Venture (f)	LA	254	80%	9/6/2011	Full-service	530	587
		1,427				$116,017	$131,344
___________

(a)	This investment represents a tenancy-in-common interest; the remaining 60% interest is owned by CWI 2.

(b)	We received net cash distributions of $0.1 million and $3.1 million from this investment during the three and nine months ended September 30, 2018, respectively.

(c)
We received cash distributions of $0.7 million and $2.3 million from this investment during the three and nine months ended September 30, 2018, respectively. During the first quarter of 2018, we also received a distribution of $4.4 million representing our share of proceeds from a mortgage refinancing in January 2018. We capitalized the refinancing fee paid to the Advisor totaling $0.4 million.

(d)	We received cash distributions of $0.7 million and $3.5 million from this investment during the three and nine months ended September 30, 2018, respectively.

(e)
This investment is considered a VIE (Note 2). We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence, but does not give us power over decisions that significantly affect the economic performance of the entity.

(f)	We received cash distributions of $0.4 million and $1.5 million from this investment during the three and nine months ended September 30, 2018, respectively.

CWI 9/30/2018 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth our share of equity in (losses) earnings from our Unconsolidated Hotels, which are based on the hypothetical liquidation at book value model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Venture	2018	2017	2018	2017
Marriott Sawgrass Golf Resort & Spa Venture	$(497)	$(3,255)	$1,614	$(1,549)
Hyatt Centric French Quarter Venture	387	(239)	1,443	490
Ritz-Carlton Philadelphia Venture	(283)	396	(1,066)	2,025
Ritz-Carlton Bacara, Santa Barbara Venture	(196)	(532)	(3,034)	(532)
Westin Atlanta Venture (a)	—	166	505	638
Total equity in (losses) earnings of equity method investments in real estate	$(589)	$(3,464)	$(538)	$1,072
___________

(a)	On October 19, 2017, the venture sold the Westin Atlanta Perimeter North to an unaffiliated third party.

No other-than-temporary impairment charges related to our investments in these ventures were recognized during the three or nine months ended September 30, 2018 or 2017.

At September 30, 2018 and December 31, 2017, the unamortized basis differences on our equity investments were $7.4 million and $7.2 million, respectively. Net amortization of the basis differences reduced the carrying values of our equity investments by $0.1 million during both the three months ended September 30, 2018 and 2017, and by $0.2 million during both the nine months ended September 30, 2018 and 2017.

The following tables present combined summarized financial information of our Marriott Sawgrass Golf Resort & Spa Venture and Ritz-Carlton Philadelphia Venture. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (in thousands):

	September 30, 2018	December 31, 2017
Real estate, net	$224,024	$229,356
Other assets	23,155	20,839
Total assets	247,179	250,195
Debt	142,159	135,705
Other liabilities	25,456	23,399
Total liabilities	167,615	159,104
Members’ equity	$79,564	$91,091

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$22,122	$18,590	$76,116	$68,420
Expenses	(23,208)	(22,085)	(72,947)	(70,666)
Loss on hurricane-related property damage	(159)	(3,845)	(748)	(3,845)
Net (loss) income attributable to equity method investments	$(1,245)	$(7,340)	$2,421	$(6,091)

CWI 9/30/2018 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

Note 6. Intangible Assets and Liabilities

Intangible assets and liabilities, included in Intangible assets, net and Accounts payable, accrued expenses and other liabilities, respectively, in the consolidated financial statements, are summarized as follows (dollars in thousands):

		September 30, 2018			December 31, 2017
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Villa/condo rental programs	45 - 55	$72,400	$(6,144)	$66,256	$72,400	$(5,015)	$67,385
Below-market hotel ground leases and parking garage lease	10 - 93	11,656	(873)	10,783	11,655	(726)	10,929
In-place leases	8 - 15	135	(74)	61	135	(63)	72
Total intangible assets, net		$84,191	$(7,091)	$77,100	$84,190	$(5,804)	$78,386

Finite-Lived Intangible Liability
Above-market hotel ground lease	85	$(2,100)	$107	$(1,993)	$(2,100)	$89	$(2,011)

Net amortization of intangibles was $0.4 million for both the three months ended September 30, 2018 and 2017, and $1.3 million for both the nine months ended September 30, 2018 and 2017. Amortization of the villa/condo rental programs and in-place lease intangibles are included in Depreciation and amortization, and amortization of below-market hotel ground lease, below-market hotel parking garage lease and above-market hotel ground lease intangibles are included in Property taxes, insurance, rent, and other in the consolidated financial statements.

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

We did not have any transfers into or out of Level 1, Level 2 and Level 3 category of measurements during the three or nine months ended September 30, 2018 or 2017. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our non-recourse debt, net, which we have classified as Level 3, had a carrying value of $1.3 billion and $1.4 billion, and an estimated fair value of $1.3 billion and $1.4 billion at September 30, 2018 and December 31, 2017, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

CWI 9/30/2018 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both September 30, 2018 and December 31, 2017.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. Where the undiscounted cash flows for an asset are less than the asset’s carrying value when considering and evaluating the various alternative courses of action that may occur, we recognize an impairment charge to reduce the carrying value of the asset to its estimated fair value. Further, when we classify an asset as held for sale, we carry the asset at the lower of its current carrying value or its fair value, less estimated cost to sell. We did not recognize any impairment charges during the three and nine months ended September 30, 2018 or 2017.

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

The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Balance Sheet Location	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Interest rate caps	Other assets	$128	$1	$—	$—
Interest rate swap	Other assets	16	—	—	—
Interest rate swap	Accounts payable, accrued expenses and other liabilities	—	—	—	(2)
		$144	$1	$—	$(2)

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements. At both September 30, 2018 and December 31, 2017, no cash collateral had been posted nor received for any of our derivative positions.

CWI 9/30/2018 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

We recognized unrealized income of less than $0.1 million and $0.1 million in Other comprehensive income on derivatives in connection with our interest rate swaps and caps during the three months ended September 30, 2018 and 2017, respectively, and unrealized income of $0.1 million and unrealized losses of $0.1 million during the nine months ended September 30, 2018 and 2017, respectively.

We reclassified less than $0.1 million and $0.1 million from Other comprehensive income on derivatives into Interest expense during the three months ended September 30, 2018 and 2017, respectively, and $0.4 million and $0.5 million during the nine months ended September 30, 2018 and 2017, respectively.

Amounts reported in Other comprehensive income related to interest rate swaps and caps will be reclassified to Interest expense as interest expense is incurred on our variable-rate debt. At September 30, 2018, we estimated that an additional $0.1 million will be reclassified as Interest expense during the next 12 months related to our interest rate swaps and caps.

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

The interest rate swaps and caps that we had outstanding on our Consolidated Hotels at September 30, 2018 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of Instruments		Fair Value at
Interest Rate Derivatives		Notional Amount	September 30, 2018
Interest rate caps	5	$244,630	$128
Interest rate swap	1	46,640	16
			$144

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of September 30, 2018. At September 30, 2018, both our total credit exposure and the maximum exposure to any single counterparty were $0.1 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At September 30, 2018, we had not been declared in default on any of our derivative obligations. At September 30, 2018, we had no derivatives that were in a net liability position. At December 31, 2017, the estimated fair value of our derivatives in a net liability position was less than $0.1 million, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at December 31, 2017, we could have been required to settle our obligations under these agreements at their aggregate termination value of less than $0.1 million.

CWI 9/30/2018 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

Note 9. Debt

Non-Recourse Debt

Our non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of hotel properties. The following table presents the non-recourse debt, net on our Consolidated Hotel investments (dollars in thousands):

			Carrying Amount at
	Interest Rate Range	Current Maturity Date Range (a)	September 30, 2018	December 31, 2017
Fixed rate	3.6% – 6.5%	6/2019 – 4/2024	$1,029,369	$1,082,367
Variable rate (b)	4.5% – 7.9%	12/2018 – 6/2021	300,469	338,546
			$1,329,838	$1,420,913
___________

(a)	Many of our mortgage loans have extension options, which are subject to certain conditions. The maturity dates in the table do not reflect the extension options.

(b)	The interest rate range presented for these mortgage loans reflect the rates in effect at September 30, 2018 through the use of an interest rate cap or swap, when applicable.

Lake Arrowhead Resort and Spa

On August 17, 2018, the $15.0 million outstanding mortgage loan on Lake Arrowhead Resort and Spa that matured on June 23, 2018 was modified to extend the maturity date to February 28, 2019 and increase the interest rate from LIBOR plus 2.25% to LIBOR plus 3.0%. Additionally, $0.5 million that was previously in a lender-held reserve account was applied to the loan balance, thereby reducing the outstanding principal balance to $14.5 million.

Covenants

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage and debt yield ratios. Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and would be triggered under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a provision were triggered, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. Except as discussed below, at September 30, 2018, we were in compliance with the applicable covenants for each of our mortgage loans.

At March 31, 2018, the minimum debt service coverage ratio for the Courtyard Pittsburgh Shadyside was not met; therefore, we entered into a cash management agreement that permits the lender to sweep the hotel’s excess cash flow. As of September 30, 2018, this ratio was still not met and the cash management agreement remained in effect.

At September 30, 2018, the minimum debt service coverage ratios for Holiday Inn Manhattan 6th Avenue Chelsea, Westin Minneapolis and Equinox, a Luxury Collection Golf Resort & Spa were not met; therefore, we entered into cash management agreements that permit each respective lender to sweep the excess cash flow from these hotels.

At September 30, 2018, the minimum debt yield ratio for the Sanderling Resort was not met; therefore, beginning in November 2018, the loan will begin to amortize in an amount equal to the original loan amount over a twenty-five year period and will continue to amortize until such time as the minimum debt yield ratio is met.

WPC Credit Facility

At September 30, 2018, we had outstanding balances under the Bridge Loan and Working Capital Facility of $40.8 million and $0.8 million, respectively, with $24.2 million available to be drawn on the Working Capital Facility. These loans are described in Note 3.

CWI 9/30/2018 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

Financing Activity During 2018

On June 15, 2018, we refinanced the Ritz-Carlton Fort Lauderdale senior mortgage and mezzanine loans totaling $49.0 million and $21.0 million, respectively, with new senior mortgage and mezzanine loans totaling $47.0 million and $28.3 million, respectively, which have floating annual interest rates of LIBOR plus 2.3% and LIBOR plus 5.8%, respectively, although we have entered into interest rate cap agreements with respect to each of these loans. Both loans have terms of three years. We recognized a net loss on extinguishment of debt of $0.2 million on these refinancings during the nine months ended September 30, 2018.

On September 27, 2018, in connection with the sale of the Staybridge Suites Savannah Historic District (Note 4), we defeased the outstanding $14.4 million mortgage loan on the hotel and recognized a $0.3 million loss on extinguishment of debt during both the three and nine months ended September 30, 2018.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2018, each of the next four calendar years following December 31, 2018 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2018 (remainder) (a)	$50,146
2019 (b)	151,387
2020	222,362
2021	533,503
2022	244,104
Thereafter through 2024	176,870
1,378,372
Unamortized deferred financing costs	(6,897)
Total	$1,371,475
___________

(a)
Balance includes $46.1 million for a scheduled balloon payment on one consolidated mortgage loan. We currently intend to refinance this mortgage loan, although there can be no assurance that we will be able to do so on favorable terms, if at all.

(b)	Includes $40.8 million and $0.8 million of scheduled payments on the Bridge Loan and Working Capital Facility, respectively, to WPC (Note 3).

Note 10. Commitments and Contingencies

At September 30, 2018, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us, including liens for which we may obtain a bond, provide collateral or provide an indemnity, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Hotel Management Agreements

As of September 30, 2018, our Consolidated Hotel properties were operated pursuant to long-term management agreements with 12 different management companies, with initial terms ranging from five to 30 years. For hotels operated with separate franchise agreements, each management company receives a base management fee, generally ranging from 1.5% to 3.5% of hotel revenues. Four of our management agreements contain the right and license to operate the hotels under specified brands; no separate franchise agreements exist and no separate franchise fee is required for these hotels. The management agreements that include the benefit of a franchise agreement incur a base management fee ranging from 3.0% to 3.5% of hotel revenues. The management companies are generally also eligible to receive an incentive management fee, which is typically calculated as a percentage of operating profit, either (i) in excess of projections with a cap or (ii) after the owner has received a priority return on its investment in the hotel. We incurred management fee expense, including amortization of deferred management fees, of $4.5 million and $3.2 million for the three months ended September 30, 2018 and 2017, respectively, and $14.0 million and $13.5 million for the nine months ended September 30, 2018 and 2017, respectively.

CWI 9/30/2018 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

Franchise Agreements

As of September 30, 2018, we had 11 franchise agreements with Marriott-owned brands, three with Hilton-owned brands, one with an InterContinental Hotels-owned brand and one with a Hyatt-owned brand related to our Consolidated Hotels. The franchise agreements have initial terms ranging from 15 to 25 years (excluding four hotels that receive the benefits of a franchise agreement pursuant to management agreements, as discussed above). Also, three of our Consolidated Hotels are independent and not subject to franchise agreements. Our franchise agreements grant us the right to the use of the brand name, systems and marks with respect to specified hotels and establish various management, operational, record-keeping, accounting, reporting and marketing standards and procedures that the licensed hotel must comply with. In addition, the franchisor establishes requirements for the quality and condition of the hotel and its furniture, fixtures and equipment, and we are obligated to expend such funds as may be required to maintain the hotel in compliance with those requirements. Typically, our franchise agreements provide for a license fee, or royalty, of 3.0% to 6.0% of room revenues and, if applicable, 2.0% to 3.0% of food and beverage revenue. In addition, we generally pay 1.0% to 4.5% of room revenues as marketing and reservation system contributions for the system-wide benefit of brand hotels. Franchise fees are included in sales and marketing expense in our consolidated financial statements. We incurred franchise fee expense, including amortization of deferred franchise fees, of $3.9 million and $4.4 million for the three months ended September 30, 2018 and 2017, respectively, and $12.3 million and $14.1 million for the nine months ended September 30, 2018 and 2017, respectively.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3% and 5% of the respective hotel’s total gross revenue. As of September 30, 2018 and December 31, 2017, $37.8 million and $32.9 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures, and is included in Restricted cash in the consolidated financial statements.

Renovation Commitments

Certain of our hotel franchise and loan agreements require us to make planned renovations to our hotels. Additionally, from time to time, certain of our hotels may undergo renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, public space, meeting space, and/or restaurants, in order to better compete with other hotels and alternative lodging options in our markets. At September 30, 2018, we had various contracts outstanding with third parties in connection with the renovation of certain of our hotels. The remaining commitments under these contracts at September 30, 2018 totaled $23.3 million. Funding for a renovation will first come from our furniture, fixtures and equipment reserve accounts, to the extent permitted by the terms of the management agreement. Should these reserves be unavailable or insufficient to cover the cost of the renovation, we will fund all or the remaining portion of the renovation with existing cash resources, proceeds available under our Working Capital Facility and/or other sources of available capital.

Ground Lease Commitments

Three of our hotels are subject to ground leases. Scheduled future minimum ground lease payments during the remainder of 2018, each of the next four calendar years following December 31, 2018 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2018 (remainder)	$1,010
2019	4,111
2020	4,210
2021	4,312
2022	4,417
Thereafter through 2106	815,831
Total	$833,891

CWI 9/30/2018 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

For the three months ended September 30, 2018 and 2017, we recorded rent expense of $1.2 million and $1.0 million respectively, both inclusive of percentage rents of $0.2 million, related to these ground leases, which are included in Property taxes, insurance, rent and other in the consolidated financial statements. For the nine months ended September 30, 2018 and 2017, we recorded rent expense of $3.2 million and $2.9 million respectively, both inclusive of percentage rents of $0.6 million, related to these ground leases. Additionally, we recorded straight-line rent adjustment expense related to these ground leases of $1.7 million and $1.3 million for the three months ended September 30, 2018 and 2017, respectively, and $4.3 million and $3.9 million for the nine months ended September 30, 2018 and 2017, respectively.

Note 11. Equity

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

The following tables present a reconciliation of changes in Accumulated other comprehensive income (loss) by component for the periods presented (in thousands):

	Three Months Ended September 30,
Gains and Losses on Derivative Instruments	2018	2017
Beginning balance	$(26)	$(795)
Other comprehensive income before reclassifications	40	89
Amounts reclassified from accumulated other comprehensive income (loss) to:
Interest expense	46	110
Equity in earnings of equity method investments in real estate	—	49
Total	46	159
Net current period other comprehensive income	86	248
Net current period other comprehensive income attributable to noncontrolling interests	(1)	(5)
Ending balance	$59	$(552)

	Nine Months Ended September 30,
Gains and Losses on Derivative Instruments	2018	2017
Beginning balance	$(455)	$(1,128)
Other comprehensive income (loss) before reclassifications	85	(74)
Amounts reclassified from accumulated other comprehensive income (loss) to:
Interest expense	426	466
Equity in earnings of equity method investments in real estate	—	193
Total	426	659
Net current period other comprehensive income	511	585
Net current period other comprehensive loss (income) attributable to noncontrolling interests	3	(9)
Ending balance	$59	$(552)

Distributions Declared

During the third quarter of 2018, our board of directors declared a quarterly distribution of $0.1425 per share, which was paid on October 15, 2018 to stockholders of record on September 28, 2018, in the aggregate amount of $19.8 million.

During the nine months ended September 30, 2018, our board of directors declared distributions in the aggregate amount of $59.4 million, which equates to $0.4275 per share.

CWI 9/30/2018 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

Note 12. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually and intend to do so for the tax year ending December 31, 2018. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three and nine months ended September 30, 2018 and 2017. We conduct business in various states and municipalities within the United States, and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As a result, we are subject to certain state and local taxes and a provision for such taxes is included in the consolidated financial statements.

Certain of our subsidiaries have elected taxable REIT subsidiary, or TRS, status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. The accompanying consolidated financial statements include an interim tax provision for our TRSs for both the three and nine months ended September 30, 2018 and 2017. Current income tax benefit was $0.4 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively and current income tax expense was $1.8 million and $1.4 million for the nine months ended September 30, 2018 and 2017, respectively.

Our TRSs are subject to U.S. federal and state income taxes. As such, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe that it is more likely than not that we will not realize the tax benefit of deferred tax assets based on available evidence at the time the determination is made. A change in circumstances may cause us to change our judgment about whether a deferred tax asset will more likely than not be realized. We generally report any change in the valuation allowance through our income statement in the period in which such changes in circumstances occur. In December 2017, the Tax Cuts and Jobs Act was enacted, which reduced the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Tax reform also contained other provisions that may have an impact on the future realizability of our deferred tax assets. The majority of our deferred tax assets relate to net operating losses, interest expense limitation and accrued expenses. The majority of our deferred tax liabilities relate to differences between the tax basis and financial reporting basis of our villa/condo rental management agreements. Provision for income taxes included deferred income tax expense of $1.4 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and a deferred income tax expense of $1.7 million and a deferred income tax benefit of $0.8 million for the nine months ended September 30, 2018 and 2017, respectively.

CWI 9/30/2018 10-Q – 25

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

Business Overview

As described in more detail in Item 1 of the 2017 Annual Report, we are a publicly-owned, non-listed REIT that invests in, manages and seeks to enhance the value of interests in lodging and lodging-related properties. We have invested the proceeds from our initial public offering and follow-on offering in a diversified lodging portfolio, including full-service, select-service and resort hotels. Our results of operations are significantly impacted by seasonality and hotel renovations. We have invested in and then initiated significant renovations at certain hotels. Generally, during the renovation period, a portion of total rooms are unavailable and hotel operations are often disrupted, negatively impacting our results of operations. At September 30, 2018, we held ownership interests in 27 hotels, with a total of 7,715 rooms.

Our board of directors is beginning the process of evaluating strategic alternatives, including a combination with CWI 2, and intends to form a special committee of independent directors to undertake the evaluation. There can be no assurance as to the form or timing of any transaction or that a transaction will be pursued at all. We do not intend to discuss the evaluation process unless and until the board completes its evaluation.

Significant Developments

Dispositions

On January 25, 2018, we sold our 100% ownership interest in the Marriott Boca Raton at Boca Center to an unaffiliated third party for a contractual sales price of $76.0 million, with net proceeds after the repayment of the related mortgage loan of approximately $35.4 million, including the release of $1.4 million of restricted cash. We recognized a gain on sale of $12.3 million during the first quarter of 2018 in connection with this transaction (Note 4).

On February 5, 2018, we sold our 100% ownership interests in the Hampton Inn Memphis Beale Street and Hampton Inn Atlanta Downtown to an unaffiliated third party for a contractual sales price totaling $63.0 million, with net proceeds after the repayment of the related mortgage loans totaling approximately $31.8 million, including the release of $2.0 million of restricted cash. We recognized a gain on sale of $19.6 million during the first quarter of 2018 in connection with this transaction (Note 4).

On September 27, 2018, we sold our 100% ownership interest in the Staybridge Suites Savannah Historic District to an unaffiliated third party for a contractual sales price of $22.0 million, with net proceeds after the defeasance of the related mortgage loan of approximately $6.7 million. We recognized a loss on sale of $0.7 million during the third quarter of 2018 in connection with this transaction, as well as a $0.3 million loss on extinguishment of debt in connection with the defeasance of the loan.

WPC Credit Facility

During the nine months ended September 30, 2018, our Operating Partnership drew down an additional $10.0 million from the Working Capital Facility and repaid a total of $20.0 million towards the Bridge Loan and $17.0 million towards the Working Capital Facility.

At September 30, 2018, the outstanding balances under the Bridge Loan and Working Capital Facility were $40.8 million and $0.8 million, respectively, with $24.2 million available to be drawn on the Working Capital Facility (Note 3). As amended, the Bridge Loan is currently scheduled to mature on June 30, 2019, with one three-month extension available at our option. As amended, the Working Capital Facility is currently scheduled to mature on December 31, 2019.

CWI 9/30/2018 10-Q – 26

Financial and Operating Highlights

(Dollars in thousands, except average daily rate, or ADR, and revenue per available room, or RevPAR)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Hotel revenues (a)	$148,235	$154,829	$457,925	$485,887
(Gain) loss on hurricane-related property damage (Note 4)	(41)	7,609	(1,106)	7,609
Net (loss) income attributable to CWI stockholders	(7,210)	(8,769)	14,697	(3,799)

Cash distributions paid	19,742	19,423	59,219	58,192

Net cash provided by operating activities (b)			58,556	79,033
Net cash provided by (used in) investing activities (b)			123,223	(70,658)
Net cash (used in) provided by financing activities			(180,701)	7,270

Supplemental financial measures: (c)
FFO attributable to CWI stockholders	16,733	11,480	46,381	50,736
MFFO attributable to CWI stockholders	18,915	18,739	50,818	60,913

Consolidated Hotel Operating Statistics (d)
Occupancy	76.8%	77.8%	77.4%	77.2%
ADR	$219.84	$213.46	$224.52	$220.00
RevPAR	168.78	166.01	173.88	169.88
___________

(a)
Hotel revenues include business interruption income of $6.1 million and $18.3 million recognized during the three and nine months ended September 30, 2018, respectively, primarily related to Hurricane Irma.

(b)
On January 1, 2018, we adopted ASU 2016-15 and ASU 2016-18, which revised how certain items are presented in the consolidated statements of cash flows. As a result of adopting this guidance, we retrospectively revised Net cash provided by operating activities and Net cash provided by (used in) investing activities within our consolidated statements of cash flows for the nine months ended September 30, 2017, as described in Note 2.

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

(d)	Statistics include, for all periods presented, information for Hawks Cay Resort, which was closed due to damage from Hurricane Irma from mid-September 2017 through August 2018.

The comparison of our results period over period is influenced by both the number and size of the hotels consolidated in each of the respective periods. At September 30, 2018, we owned 23 Consolidated Hotels, compared to 27 Consolidated Hotels at September 30, 2017. At December 31, 2017, we owned 27 Consolidated Hotels, compared to 31 Consolidated Hotels at December 31, 2016.

CWI 9/30/2018 10-Q – 27

Portfolio Overview

The following table sets forth certain information for each of our Consolidated Hotels and our Unconsolidated Hotels at September 30, 2018:

Hotels	State	Number of Rooms	% Owned	Acquisition Date	Hotel Type	Renovation Status at September 30, 2018
Consolidated Hotels
2012 Acquisitions
Hilton Garden Inn New Orleans French Quarter/CBD	LA	155	88%	6/8/2012	Select-service	Completed
Lake Arrowhead Resort and Spa	CA	173	97%	7/9/2012	Resort	Completed
Courtyard San Diego Mission Valley	CA	317	100%	12/6/2012	Select-service	Completed
2013 Acquisitions
Courtyard Pittsburgh Shadyside	PA	132	100%	3/12/2013	Select-service	Completed/ In progress
Hutton Hotel Nashville	TN	250	100%	5/29/2013	Full-service	Completed
Holiday Inn Manhattan 6th Avenue Chelsea	NY	226	100%	6/6/2013	Full-service	Completed/ Planned future
Fairmont Sonoma Mission Inn & Spa	CA	226	100%	7/10/2013	Resort	Completed/ Planned future
Marriott Raleigh City Center	NC	401	100%	8/13/2013	Full-service	Completed
Hawks Cay Resort (a) (b)	FL	425	100%	10/23/2013	Resort	Completed
Renaissance Chicago Downtown	IL	560	100%	12/20/2013	Full-service	Completed/ Planned future
2014 Acquisitions
Hyatt Place Austin Downtown	TX	296	100%	4/1/2014	Select-service	Planned future
Courtyard Times Square West	NY	224	100%	5/27/2014	Select-service	None planned
Sheraton Austin Hotel at the Capitol	TX	367	80%	5/28/2014	Full-service	Completed
Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center	CO	302	100%	6/25/2014	Select-service	Planned future
Sanderling Resort	NC	125	100%	10/28/2014	Resort	Completed/ In progress
Marriott Kansas City Country Club Plaza	MO	295	100%	11/18/2014	Full-service	Completed
2015 Acquisitions
Westin Minneapolis	MN	214	100%	2/12/2015	Full-service	Completed
Westin Pasadena	CA	350	100%	3/19/2015	Full-service	Completed
Hilton Garden Inn/Homewood Suites Atlanta Midtown	GA	228	100%	4/29/2015	Select-service	None planned
Ritz-Carlton Key Biscayne (a) (c)	FL	451	47%	5/29/2015	Resort	Completed/ In progress
Ritz-Carlton Fort Lauderdale (d)	FL	196	70%	6/30/2015	Resort	Completed/ Planned future
Le Méridien Dallas, The Stoneleigh	TX	176	100%	11/20/2015	Full-service	Completed
2016 Acquisition
Equinox, a Luxury Collection Golf Resort & Spa	VT	199	100%	2/17/2016	Resort	Completed
		6,288
Unconsolidated Hotels
Hyatt Centric New Orleans French Quarter	LA	254	80%	9/6/2011	Full-service	Completed
Marriott Sawgrass Golf Resort & Spa (a)	FL	514	50%	4/1/2015	Resort	Completed
Ritz-Carlton Philadelphia	PA	301	60%	5/15/2015	Full-service	Completed
Ritz-Carlton Bacara, Santa Barbara (e)	CA	358	40%	9/28/2017	Resort	In progress
		1,427
___________

(a)	Status excludes any remaining restoration work as a result of the damage sustained from Hurricane Irma.

(b)	Includes 248 privately owned villas that participate in the villa/condo rental program at September 30, 2018, of which only 195 were available for rent as a result of damage caused by Hurricane Irma.

(c)
CWI 2 owns an interest of approximately 19% in this venture. Also, the number of rooms presented includes 149 condo-hotel units that participate in the villa/condo rental program at September 30, 2018.

(d)	Includes 30 condo-hotel units that participate in the villa/condo rental program at September 30, 2018.

(e)	This investment represents a tenancy-in-common interest; the remaining 60% interest is owned by CWI 2.

CWI 9/30/2018 10-Q – 28

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

The comparability of our results year over year are impacted by, among other factors, the timing of acquisition and/or disposition activity and the timing of any renovation-related activity, including the restoration of certain hotels due to the impact of Hurricane Irma.

CWI 9/30/2018 10-Q – 29

The following table presents our comparative results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Hotel Revenues	$148,235	$154,829	$(6,594)	$457,925	$485,887	$(27,962)

Hotel Expenses	130,217	136,576	(6,359)	396,452	421,035	(24,583)

Other Operating Expenses
Asset management fees to affiliate and other expenses	3,770	3,660	110	11,524	11,679	(155)
Corporate general and administrative expenses	2,839	2,579	260	8,555	7,898	657
(Gain) loss on hurricane-related property damage	(41)	7,609	(7,650)	(1,106)	7,609	(8,715)
Total Other Operating Expenses, Net	6,568	13,848	(7,280)	18,973	27,186	(8,213)

Operating Income	11,450	4,405	7,045	42,500	37,666	4,834

Other Income and (Expenses)
Interest expense	(16,557)	(16,957)	400	(49,826)	(49,820)	(6)
Equity in (losses) earnings of equity method investments in real estate	(589)	(3,464)	2,875	(538)	1,072	(1,610)
Net loss on extinguishment of debt (Note 9)	(322)	—	(322)	(511)	(225)	(286)
Other income	140	33	107	508	93	415
Total Other Income and (Expenses)	(17,328)	(20,388)	3,060	(50,367)	(48,880)	(1,487)

Loss from Operations Before Income Taxes and Net Gain on Sale of Real Estate	(5,878)	(15,983)	10,105	(7,867)	(11,214)	3,347
(Provision for) benefit from income taxes	(986)	162	(1,148)	(3,516)	(630)	(2,886)
Loss from Operations Before Net Gain on Sale of Real Estate	(6,864)	(15,821)	8,957	(11,383)	(11,844)	461
Net (loss) gain on sale of real estate	(669)	—	(669)	31,260	5,164	26,096
Net (Loss) Income	(7,533)	(15,821)	8,288	19,877	(6,680)	26,557
Loss (income) attributable to noncontrolling interests	323	7,052	(6,729)	(5,180)	2,881	(8,061)
Net (Loss) Income Attributable to CWI Stockholders	$(7,210)	$(8,769)	$1,559	$14,697	$(3,799)	$18,496
Supplemental Financial Measure:(a)
MFFO Attributable to CWI Stockholders	$18,915	$18,739	$176	$50,818	$60,913	$(10,095)
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

CWI 9/30/2018 10-Q – 30

Our Same Store Hotels are comprised of our 2012 Acquisitions, 2013 Acquisitions, 2014 Acquisitions, 2015 Acquisitions and 2016 Acquisition, excluding the results of any of those hotels sold prior to September 30, 2018 (Note 4), as well as the results for the Hawks Cay Resort, which was closed due to damage from Hurricane Irma from mid-September 2017 through August 2018 (Note 4).

The following table sets forth the average occupancy rate, ADR and RevPAR of our Consolidated Hotels for the three and nine months ended September 30, 2018 and 2017 for our Same Store Hotels.

	Three Months Ended September 30,		Nine Months Ended September 30,
Same Store Hotels	2018	2017	2018	2017
Occupancy Rate	78.0%	77.5%	77.7%	77.1%
ADR	$220.04	$215.00	$225.66	$219.86
RevPAR	171.55	166.66	175.39	169.50

Hotel Revenues

For the three months ended September 30, 2018 as compared to the same period in 2017, hotel revenues decreased by $6.6 million, comprised of: a decrease in revenue from the Hawks Cay Resort of $3.1 million as a result of its closure due to hurricane-related damage in September 2017 (representing the net impact to revenue after the recognition of business interruption income of $5.8 million) and a decrease in revenue as a result of four properties sold since the third quarter of 2017 totaling $6.8 million, which was partially offset by a net increase in revenue from our Same Store Hotels totaling $3.3 million (representing the net impact to revenue after the recognition of business interruption income of $0.3 million). The net increase in revenue from our Same Store Hotels was largely attributable to an increase in revenue from the Hutton Hotel Nashville, which was undergoing renovation during the prior year quarter, and increases in revenue from the Ritz-Carlton Fort Lauderdale and the Ritz-Carlton Key Biscayne, both of which were impacted in the prior year period by Hurricane Irma.

For the nine months ended September 30, 2018 as compared to the same period on 2017, hotel revenues decreased by $28.0 million, comprised of: a decrease in revenue from the Hawks Cay Resort of $23.6 million (representing the net impact to revenue after the recognition of business interruption income of $16.3 million) and a decrease in revenue as a result of eight properties sold since the first quarter of 2017 totaling $23.9 million, which was partially offset by a net increase in revenue from our Same Store Hotels totaling $19.6 million (representing the net impact to revenue after the recognition of business interruption income of $2.0 million). The net increase in revenue from our Same Store Hotels was largely attributable to an increase in revenue from three hotels: the Ritz-Carlton Key Biscayne, driven by a strong market and impacted both by hurricane displacement and hotel supply; the Renaissance Chicago Downtown, driven by stronger city-wide demand and in-house group events; and the Hutton Hotel Nashville, which was under a renovation during the prior year period that was completed during the first quarter of 2018. These increases were partially offset by a decrease in revenue from the Marriott Raleigh City Center, which was undergoing renovation during the second and third quarters of 2018.

Hotel Expenses

For the three months ended September 30, 2018 as compared to the same period in 2017, aggregate hotel operating expenses decreased by $6.4 million, comprised of: a decrease in expenses from the Hawks Cay Resort of $5.3 million and a decrease in expenses as a result of properties sold since the third quarter of 2017 totaling $6.1 million, which was partially offset by a net increase in expenses from our Same Store Hotels totaling $5.0 million. The net increase in expenses from our Same Store Hotels was largely attributable to the increased hotel expenses at the Hutton Hotel Nashville, the Ritz-Carlton Fort Lauderdale and the Ritz-Carlton Key Biscayne, consistent with the fluctuations in revenue discussed above.

For the nine months ended September 30, 2018 as compared to the same period in 2017, aggregate hotel operating expenses decreased by $24.6 million, comprised of: a decrease in expenses from the Hawks Cay Resort of $23.3 million and a decrease in expenses as a result of properties sold since the first quarter of 2017 totaling $19.0 million, which was partially offset by a net increase in expenses from our Same Store Hotels totaling $17.7 million. The net increase in expenses from our Same Store Hotels was largely attributable to the Ritz-Carlton Key Biscayne, the Renaissance Chicago Downtown and the Hutton Hotel Nashville, consistent with the increases in revenue discussed above.

CWI 9/30/2018 10-Q – 31

Gain on Hurricane-Related Property Damage

During the three and nine months ended September 30, 2018, we recognized gains of less than $0.1 million and $1.1 million, respectively, resulting from changes in our estimates of the total aggregate damage incurred at various properties. During both the three and nine months ended September 30, 2017, we recognized losses of $7.6 million, representing the property damage insurance deductibles as well as damage to certain hotels that was below the related deductible. We and CWI 2 maintain insurance on all of our hotels, with an aggregate policy limit of $500.0 million for both property damage and business interruption. Our insurance policies are subject to various terms and conditions, including property damage and business interruption deductibles on each hotel, which range from 2% to 5% of the insured value. We currently estimate our aggregate casualty insurance claim related to Hurricane Irma to be in the range of $55.0 million to $65.0 million (which includes estimated clean up, repair and rebuilding costs) and our aggregate business interruption insurance claim to be in the range of $25.0 million to $35.0 million. As the restoration work continues to be performed, the estimated total costs will change. We believe that we maintain adequate insurance coverage on each of our hotels and are working closely with the insurance carriers and claims adjusters to obtain the maximum amount of insurance recovery provided under the policies. However, we can give no assurances as to the amounts of such claims, the timing of payments or the ultimate resolution of the claims.

We experienced a reduction in revenues as a result of Hurricane Irma, as well as the wildfires in Northern California during 2017 that impacted the Fairmont Sonoma Mission Inn & Spa. Our business interruption insurance covers lost revenue through the period of property restoration and for up to 12 months after the hotels are back to full operations. We have retained consultants to assess our business interruption claims and are currently reviewing our losses with our insurance carriers. We recorded $5.8 million and $16.3 million of revenue for covered business interruption related to Hurricane Irma during the three and nine months ended September 30, 2018, respectively, as well as $1.5 million of revenue for covered business interruption related to Fairmont Sonoma Mission Inn & Spa during the nine months ended September 30, 2018. No revenue for covered business interruption related to Fairmont Sonoma Mission Inn & Spa was recorded during the three months ended September 30, 2018. We record revenue for covered business interruption when both the recovery is probable and contingencies have been resolved with the insurance carriers.

Equity in (Losses) Earnings of Equity Method Investments in Real Estate

Equity in (losses) earnings of equity method investments in real estate represents earnings from our equity investments in Unconsolidated Hotels recognized in accordance with each investment agreement and based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period (Note 5). We are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds the estimated fair value and is determined to be other than temporary. No other-than-temporary impairment charges were recognized on our equity method investments in real estate during the nine months ended September 30, 2018 or 2017.

The following table sets forth our share of equity in (losses) earnings from our Unconsolidated Hotels, which are based on the hypothetical liquidation at book value model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Marriott Sawgrass Golf Resort & Spa Venture (a)	$(497)	$(3,255)	$1,614	$(1,549)
Hyatt Centric French Quarter Venture (b)	387	(239)	1,443	490
Ritz-Carlton Philadelphia Venture (c)	(283)	396	(1,066)	2,025
Ritz-Carlton Bacara, Santa Barbara Venture (d)	(196)	(532)	(3,034)	(532)
Westin Atlanta Venture (e)	—	166	505	638
Total equity in (losses) earnings of equity method investments in real estate	$(589)	$(3,464)	$(538)	$1,072
___________

(a)
The results for the three and nine months ended September 30, 2018 reflect the impact of seasonality, with the hotel’s highest demand occurring in the first and second quarters of the year. Our share of equity in losses during both the three and nine months ended September 30, 2017 was largely attributable to the impact of Hurricane Irma and therefore the results are not comparable to the three and nine months ended September 30, 2018.

CWI 9/30/2018 10-Q – 32

(b)
The change in our share of equity in earnings for the three and nine months ended September 30, 2018 as compared to the same periods in 2017 is primarily a result of an increase in distributions to us by the venture.

(c)	During the three and nine months ended September 30, 2018, our share of equity in losses included the full net loss of the venture as a result of the hypothetical liquidation at book value method.

(d)
We acquired our 40% tenancy-in-common interest in this venture on September 28, 2017. The results for both the three and nine months ended September 30, 2017 represent data from its acquisition date through September 30, 2017 and include pre-opening expenses.

(e)
On October 19, 2017, the venture sold the Westin Atlanta Perimeter North to an unaffiliated third party. Our share of equity in earnings during the nine months ended September 30, 2018 is the result of additional cash distributions received in these periods in connection with the disposition.

Net Loss on Extinguishment of Debt

During the three and nine months ended September 30, 2018, we recognized a net loss on extinguishment of debt of $0.3 million and $0.5 million, respectively. During the third quarter of 2018, we defeased the Staybridge Suites Savannah Historic District mortgage loan in connection with the disposition of the hotel (Note 4), and during the second quarter of 2018, we refinanced the Ritz-Carlton Fort Lauderdale senior mortgage and mezzanine loans (Note 9).

During the nine months ended September 30, 2017, we recognized a net loss on extinguishment of debt of $0.2 million, primarily related to the termination of our prior senior credit facility and the refinancing of two non-recourse mortgage loans.

Net Gain on Sale of Real Estate

During the nine months ended September 30, 2018, we recognized a net gain on sale of real estate of $31.3 million, comprised of (i) a gain of $12.3 million related to the sale of our 100% ownership interest in the Marriott Boca Raton at Boca Center to an unaffiliated third party for a contractual sales price of $76.0 million in January 2018, (ii) an aggregate gain of $19.6 million related to the sale of our 100% ownership interests in the Hampton Inn Memphis Beale Street and Hampton Inn Atlanta Downtown to an unaffiliated third party for a contractual sales price totaling $63.0 million in February 2018 and (iii) a loss of $0.7 million related to the sale of our 100% ownership in the Staybridge Savannah Historic District to an unaffiliated third party for a contractual sales price of $22.0 million in September 2018 (Note 4).

During the nine months ended September 30, 2017, we recognized a net gain on sale of real estate of $5.2 million, comprised of (i) a gain of $5.5 million related to the sale of our 100% ownership interest in the Hampton Inn Boston Braintree to an unaffiliated third party for a contractual sales price of $19.0 million during the second quarter of 2017, partially offset by (ii) a loss of $0.4 million related to the sale of our 100% ownership interests in the Hampton Inn Frisco Legacy Park, the Hampton Inn Birmingham Colonnade and the Hilton Garden Inn Baton Rouge Airport to an unaffiliated third party for an aggregate contractual sales price of $33.0 million during the first quarter of 2017.

Loss (Income) Attributable to Noncontrolling Interests

The following table sets forth our loss (income) attributable to noncontrolling interests (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Venture	2018	2017	2018	2017
Operating Partnership — Available Cash Distribution (Note 3)	$(2,478)	$(2,498)	$(3,450)	$(5,743)
Ritz-Carlton Key Biscayne Venture (a)	2,474	8,629	(1,161)	8,695
Ritz-Carlton Fort Lauderdale Venture (a)	420	882	37	616
Sheraton Austin Hotel at the Capitol Venture	(63)	69	(516)	(585)
Hilton Garden Inn New Orleans French Quarter/CBD Venture	(30)	(30)	(90)	(102)
	$323	$7,052	$(5,180)	$2,881
___________

CWI 9/30/2018 10-Q – 33

(a)
The results for the three and nine months ended September 30, 2018 reflect the impact of seasonality, with the hotel’s highest demand occurring in the first and second quarters of the year. Losses attributable to noncontrolling interests during both the three and nine months ended September 30, 2017 were largely attributable to the impact of Hurricane Irma and the results are therefore not comparable to the three and nine months ended September 30, 2018.

Modified Funds from Operations

MFFO is a non-GAAP measure that we use to evaluate our business. For a definition of MFFO and a reconciliation to net income attributable to CWI stockholders, see Supplemental Financial Measures below.

For the nine months ended September 30, 2018 as compared to the same period in 2017, MFFO decreased by $10.1 million, primarily as a result of our 2017 and 2018 disposition activity, hurricane-related disruption at the Hawks Cay Resort (net of business interruption income recognized during the nine months ended September 30, 2018) and the impact of hotels under renovation during the period, partially offset by a decrease in Available Cash Distributions when compared to the prior year period.

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

Sources and Uses of Cash During the Period

We have fully invested the proceeds from both our initial public offering and follow-on offering. We use the cash flow generated from hotel operations to meet our normal recurring operating expenses, service debt and fund distributions to our shareholders. Our cash flows fluctuate from period to period due to a number of factors, including the financial and operating performance of our hotels, the timing of purchases or dispositions of hotels, the timing and characterization of distributions from equity method investments in hotels and the seasonality in the demand for our hotels. Also, hotels we invest in may undergo renovations, during which they may experience disruptions, possibly resulting in reduced revenue and operating income. Despite these fluctuations, we believe that we will continue to generate sufficient cash from operations and from our equity method investments to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, proceeds available under our Working Capital Facility, through its expiration, which, as amended, is currently expected to occur on December 31, 2019 (Note 3), the proceeds of mortgage loans, sales of assets or distributions reinvested in our common stock through our DRIP. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities

For the nine months ended September 30, 2018 as compared to the same period in 2017, net cash provided by operating activities decreased by $20.5 million, largely attributable to a decrease in cash flow from hotel operations as a result of our 2017 and 2018 disposition activity, hurricane-related disruption at the Hawks Cay Resort, the impact of hotels under renovation during the period and the funding of remediation work to repair properties damaged by the hurricane that exceeded insurance proceeds received.

CWI 9/30/2018 10-Q – 34

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2018 was $123.2 million, primarily as a result of: aggregate proceeds of $156.8 million from the sale of four properties, comprised of (i) $73.5 million of proceeds received from the sale of the Marriott Boca Raton at Boca Center, (ii) $61.9 million of total proceeds received from the sale of the Hampton Inn Memphis Beale Street and Hampton Inn Atlanta Downtown, and (iii) $21.3 million of proceeds received from the sale of the Staybridge Suites Savannah Historic District (Note 4); $14.4 million of insurance proceeds received primarily related to damage sustained by Hurricane Irma at the Hawks Cay Resort; and distributions received from equity investments in excess of equity income totaling $12.9 million, partially offset by the funding of $60.3 million of capital expenditures for our Consolidated Hotels.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2018 was $180.7 million, primarily as a result of: scheduled payments and prepayments of mortgage financing totaling $166.3 million, including prepayments totaling $156.3 million in connection with the hotels sold during 2018 and the refinancing of two loans related to the Ritz-Carlton Fort Lauderdale during the second quarter of 2018; cash distributions paid to stockholders aggregating $59.2 million; repayments towards the WPC Credit Facility totaling $37.0 million; and redemptions of our common stock pursuant to our redemption plan totaling $28.5 million, partially offset by proceeds of $75.3 million from the refinancing of the Ritz-Carlton Fort Lauderdale loans, the reinvestment of distributions in shares of our common stock through our DRIP totaling $33.0 million, and borrowings under the WPC Credit Facility of $10.0 million.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. For the nine months ended September 30, 2018, we paid distributions to stockholders totaling $59.2 million, which were comprised of cash distributions of $26.2 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $33.0 million. From inception through September 30, 2018, we declared distributions, excluding distributions paid in shares of our common stock, to stockholders totaling $361.4 million, which were comprised of cash distributions of $147.7 million and $213.7 million of distributions that were reinvested by stockholders in shares of our common stock pursuant to our DRIP.

We believe that FFO, a non-GAAP measure, is the most appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or our Cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our public offerings and there can be no assurance that our FFO or our Cash flow from operations will be sufficient to cover our future distributions. Our distribution coverage using FFO and Cash flow from operations was approximately 78% and 99%, respectively, of total distributions declared for the nine months ended September 30, 2018, with the balance funded with proceeds from other sources of cash, such as financings, borrowings or the sales of assets.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the nine months ended September 30, 2018, we redeemed 2,874,936 shares of our common stock pursuant to our redemption plan (representing 713 requests), at an average price per share of $9.90. As of the date of this Report, we have fulfilled all of the valid redemption requests that we received during the nine months ended September 30, 2018. We funded all share redemptions during the nine months ended September 30, 2018 with proceeds from the sale of shares of our common stock pursuant to our DRIP.

CWI 9/30/2018 10-Q – 35

Summary of Financing

The table below summarizes our non-recourse debt, net and WPC Credit Facility (dollars in thousands):

	September 30, 2018	December 31, 2017
Carrying Value
Fixed rate (a)	$1,029,369	$1,082,367
Variable rate:
WPC Credit Facility — Bridge Loan (Note 3)	40,802	60,802
WPC Credit Facility — Working Capital Facility (Note 3)	835	7,835
Non-recourse debt (a):
Amount subject to interest rate caps, if applicable	239,632	265,954
Amount subject to interest rate swap	46,346	47,148
Amount subject to floating interest rate	14,491	25,444
	342,106	407,183
	$1,371,475	$1,489,550
Percent of Total Debt
Fixed rate	75%	73%
Variable rate	25%	27%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.3%	4.3%
Variable rate (b)	5.2%	4.3%
___________

(a)	Aggregate debt balance includes deferred financing costs totaling $6.9 million and $7.3 million as of September 30, 2018 and December 31, 2017, respectively.

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage and debt yield ratios. Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and would be triggered under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a provision were triggered, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then retain all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. Except as discussed below, at September 30, 2018, we were in compliance with the applicable covenants for each of our mortgage loans.

At March 31, 2018, the minimum debt service coverage ratio for the Courtyard Pittsburgh Shadyside was not met; therefore, we entered into a cash management agreement that permits the lender to sweep the hotel’s excess cash flow. As of September 30, 2018, this ratio was still not met and the cash management agreement remained in effect.

At September 30, 2018, the minimum debt service coverage ratios for Holiday Inn Manhattan 6th Avenue Chelsea, Westin Minneapolis and Equinox, a Luxury Collection Golf Resort & Spa were not met; therefore, we entered into cash management agreements that permit each respective lender to sweep the excess cash flow from the hotels.

At September 30, 2018, the minimum debt yield ratio for the Sanderling Resort was not met; therefore, beginning in November 2018, the loan will begin to amortize in an amount equal to the original loan amount over a twenty-five year period and will continue to amortize until such time as the minimum debt yield ratio is met.

CWI 9/30/2018 10-Q – 36

Cash Resources

At September 30, 2018, our cash resources consisted of cash and cash equivalents totaling $69.8 million, of which $30.1 million was designated as hotel operating cash. We also had the $25.0 million Working Capital Facility, of which $24.2 million remained available to be drawn at September 30, 2018. Our cash resources can be used for working capital needs, debt service and other commitments, such as the renovation commitments noted below, as well as to fund future investments.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include (i) paying distributions to our stockholders, (ii) fulfilling our renovation commitments (Note 10), (iii) funding hurricane-related repair and remediation costs in excess of insurance proceeds received, (iv) funding lease commitments, (v) making scheduled mortgage loan principal payments, including (a) scheduled balloon payments totaling $137.6 million on four mortgage loans on our Consolidated Hotels and (b) our share of a balloon payment scheduled for one Unconsolidated Hotel totaling $24.5 million, and (vi) paydown of the Bridge Loan, as well as other normal recurring operating expenses. We currently intend to refinance the scheduled balloon payments, although there can be no assurance that we will be able to do so on favorable terms, if at all.

We expect to use cash generated from operations, the Working Capital Facility, mortgage financing and cash received from dispositions of properties to fund these cash requirements in addition to amounts held in escrow to fund our renovation commitments.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3% and 5% of the respective hotel’s total gross revenue. At September 30, 2018 and December 31, 2017, $37.8 million and $32.9 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations (primarily our capital commitments and lease obligations) at September 30, 2018 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — Principal (a) (b)	$1,336,735	$154,960	$721,227	$410,021	$50,527
Interest on borrowings (c)	170,751	59,374	88,444	21,483	1,450
WPC Credit Facility (Bridge Loan) — Principal	40,802	40,802	—	—	—
WPC Credit Facility (Working Capital Facility) — Principal	835	—	835	—	—
Operating and other lease commitments (d)	836,212	5,081	9,798	8,888	812,445
Contractual capital commitments (e)	23,313	12,694	10,619	—	—
Asset retirement obligation, net (f)	1,522	—	—	—	1,522
	$2,410,170	$272,911	$830,923	$440,392	$865,944
___________

(a)	Excludes deferred financing costs totaling $6.9 million.

(b)
Total Non-recourse debt — Principal due in less than one year includes $137.6 million of scheduled balloon payments on four consolidated mortgage loans. We currently intend to refinance these mortgage loans, although there can be no assurance that we will be able to do so on favorable terms, if at all.

(c)	For variable-rate debt, interest on borrowings is calculated using the swapped or capped interest rate, when in effect.

CWI 9/30/2018 10-Q – 37

(d)
Operating and other lease commitments consist of rent obligations under ground leases and our share of future rents payable pursuant to the Advisory Agreement for the purpose of leasing office space used for the administration of real estate entities. At September 30, 2018, this balance primarily related to our commitments on ground leases for two hotels, which expire in 2087 and 2099 and have rent obligations consistently increasing throughout their respective terms; therefore, the most significant commitments occur near the conclusion of the leases.

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

CWI 9/30/2018 10-Q – 38

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

CWI 9/30/2018 10-Q – 39

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

CWI 9/30/2018 10-Q – 40

FFO and MFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net (loss) income attributable to CWI stockholders	$(7,210)	$(8,769)	$14,697	$(3,799)
Adjustments:
Depreciation and amortization of real property	18,708	20,541	57,838	61,699
Net loss (gain) on sale of real estate	669	—	(31,260)	(5,164)
Proportionate share of adjustments for partially-owned entities — FFO adjustments	4,566	(292)	5,106	(2,000)
Total adjustments	23,943	20,249	31,684	54,535
FFO attributable to CWI stockholders (as defined by NAREIT)	16,733	11,480	46,381	50,736
Adjustments:
Straight-line and other rent adjustments	1,761	1,350	4,443	4,067
Net loss on extinguishment of debt	322	—	511	225
(Gain) loss on hurricane-related property damage (a)	(41)	7,609	(1,106)	7,609
Proportionate share of adjustments for partially-owned entities — MFFO adjustments	140	(1,700)	589	(1,724)
Total adjustments	2,182	7,259	4,437	10,177
MFFO attributable to CWI stockholders	$18,915	$18,739	$50,818	$60,913
___________

(a)	We excluded the hurricane (gain) loss (which does not include business interruption income) because of the non-recurring nature of the adjustment.

CWI 9/30/2018 10-Q – 41

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

At September 30, 2018, all of our debt bore interest at fixed rates, was swapped to a fixed rate or was subject to an interest rate cap, with the exception of the Bridge Loan and Working Capital Facility, which had outstanding balances of $40.8 million and $0.8 million, respectively, as well as one mortgage loan with an outstanding balance of $14.5 million. Our debt obligations are more fully described in Note 9 and Summary of Financing in Item 2 above. The following table presents principal cash outflows for our Consolidated Hotels based upon expected maturity dates of our long-term debt obligations outstanding at September 30, 2018 and excludes deferred financing costs (in thousands):

	2018 (Remainder)	2019	2020	2021	2022	Thereafter	Total	Fair Value
Fixed-rate debt	$3,206	$92,179	$58,623	$458,253	$244,104	$176,870	$1,033,235	$1,011,316
Variable-rate debt (a)	$46,940	$17,571	$163,739	$75,250	$—	$—	$303,500	$303,364
___________

(a)
Excludes $40.8 million and $0.8 million outstanding under the Bridge Loan and Working Capital Facility, respectively, from WPC (Note 3). Unless the Advisory Agreement expires or is terminated, the Bridge Loan and Working Capital Facility, as amended, are currently scheduled to mature on June 30, 2019 and December 31, 2019, respectively.

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to an interest rate cap, is affected by changes in interest rates. A decrease or increase in interest rates of 1.0% would change the estimated fair value of this debt at September 30, 2018 by an aggregate increase of $33.6 million or an aggregate decrease of $33.3 million, respectively. Annual interest expense on our variable-rate debt that is subject to an interest rate cap at September 30, 2018 would increase or decrease by $2.2 million for each respective 1.0% change in annual interest rates.

CWI 9/30/2018 10-Q – 42

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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2018 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CWI 9/30/2018 10-Q – 43

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2018, we issued 339,550 shares of common stock to our Advisor as consideration for asset management fees. These shares were issued at our most recently published NAV of $10.41 per share. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof.

All prior sales of unregistered securities have been reported in our previously filed quarterly reports on Form 10-Q and annual reports on Form 10-K.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended September 30, 2018:

2018 Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July	17,252	$9.90	N/A	N/A
August	782	9.89	N/A	N/A
September	769,646	9.91	N/A	N/A
Total	787,680
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

CWI 9/30/2018 10-Q – 44

Item 6. Exhibits.

The following exhibits are filed with this Report, expect where indicated.

Exhibit No.	Description	Method of Filing
10.1	Second Amendment to the Loan Agreement, between W. P. Carey Inc., as Lender, and CWI OP, LP, as Borrower, effective as of September 30, 2018	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

CWI 9/30/2018 10-Q – 45

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors Incorporated
Date:	November 13, 2018
		By:	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
(Principal Financial Officer)

Date:	November 13, 2018
		By:	/s/ Noah K. Carter
Noah K. Carter
Chief Accounting Officer
(Principal Accounting Officer)

CWI 9/30/2018 10-Q – 46

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
10.1	Second Amendment to the Loan Agreement, between W. P. Carey Inc., as Lender, and CWI OP, LP, as Borrower, effective as of September 30, 2018	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith