Form 10-K
period 2018-12-31
Carey Watermark Investors Inc
filed 2019-03-15
CIK 1430259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Registrant has no active market for its common stock. Non-affiliates held 134,747,459 shares of common stock at June 30, 2018.
As of March 8, 2019, there were 141,007,846 shares of common stock of registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference its definitive Proxy Statement with respect to its 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. These statements are based on the current expectations of our management. Forward-looking statements in this Report include, among others, statements about the impact of Hurricane Irma on certain hotels, including the condition of the properties and cost estimates. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements, as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Item 1A. Risk Factors of this Report. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part II, Item 8. Financial Statements and Supplementary Data.

CWI 2018 10-K – 1

PART I

Item 1. Business.

General Development of Business

Overview

Carey Watermark Investors Incorporated (“CWI”) is a publicly owned, non-traded real estate investment trust (“REIT”) that, together with its consolidated subsidiaries, invests in, manages and seeks to enhance the value of, interests in lodging and lodging-related properties, in the United States. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions to our stockholders and other factors. We conduct substantially all of our investment activities and own all of our assets through CWI OP, LP, a Delaware limited partnership (the “Operating Partnership”). We are a general partner and a limited partner of, and own a 99.985% capital interest in, the Operating Partnership. Carey Watermark Holdings, LLC (“Carey Watermark Holdings”), which is owned indirectly by both W. P. Carey Inc. (“WPC”) and Watermark Capital Partners, LLC (the parent of the Subadvisor described below) (“Watermark Capital Partners”), holds a special general partner interest of 0.015% in the Operating Partnership. In order to qualify as a REIT, we cannot operate hotels directly; therefore, we lease our hotels to our wholly-owned taxable REIT subsidiaries (“TRSs” and collectively the “TRS lessees”). At December 31, 2018, we held ownership interests in 27 hotels, with a total of 7,717 rooms.

We are managed by Carey Lodging Advisors, LLC (our “Advisor”), an indirect subsidiary of WPC, pursuant to an advisory agreement among us, the Operating Partnership and our Advisor (the “Advisory Agreement”). Under the Advisory Agreement, our Advisor is responsible for managing our overall hotel portfolio, including providing oversight and strategic guidance to the independent hotel operators that manage our hotels. On September 15, 2010, CWA, LLC (the “Subadvisor”) entered into a subadvisory agreement with our Advisor (the “Subadvisory Agreement”). The Subadvisor provides services to our Advisor primarily relating to acquiring, managing, financing and disposing of our hotels and overseeing the independent hotel operators that manage the day-to-day operations of our hotels. In addition, the Subadvisor provides us with the services of Mr. Michael G. Medzigian, our Chief Executive Officer, subject to the approval of our independent directors.

WPC is a diversified REIT and leading owner of commercial real estate that is listed on the New York Stock Exchange under the symbol “WPC.” In addition, WPC also manages the portfolios of certain non-traded investment programs. In June 2017, WPC exited non-traded retail fundraising activities and no longer sponsors new investment programs, although it has stated that it currently expects to continue managing its existing programs, which includes us and our affiliate, Carey Watermark Investors 2 Incorporated (“CWI 2”), through the end of their respective life cycles.

Watermark Capital Partners, LLC is a private investment firm formed in May 2002 that focuses on assets that benefit from specialized marketing strategies and demographic shifts, including hotels and resorts, resort residential products, recreational projects (e.g., golf and club ownership programs), and new-urbanism and mixed-use projects. The principal of Watermark Capital Partners, Mr. Medzigian, has managed lodging properties valued in excess of $7.0 billion during his over 37 years of experience in the lodging and real estate industries, including as the chief executive officer of Lazard Freres Real Estate Investors, a real estate private equity management organization, and as a senior partner of Olympus Real Estate Corporation, the real estate fund management affiliate of Hicks, Muse, Tate and Furst Incorporated.

We raised $575.8 million through our initial public offering, which ran from September 15, 2010 through September 15, 2013, and $577.4 million through our follow-on offering, which ran from December 20, 2013 through December 31, 2014. In addition, from inception through December 31, 2018, $213.7 million of distributions were reinvested in our common stock through our distribution reinvestment plan (“DRIP”). We have fully invested the proceeds from both our initial public offering and follow-on offering.

In April 2018, we announced that our Advisor had determined our estimated net asset value per share (“NAV”) as of December 31, 2017 to be $10.41. We currently intend to announce our NAV as of December 31, 2018, as determined by our Advisor, by April 2019.

We have no employees. At December 31, 2018, WPC had 206 employees who were available to perform services for us under the Advisory Agreement (Note 3) and Watermark Capital Partners employed 18 individuals who were available to perform services for us under the Subadvisory Agreement.

CWI 2018 10-K – 2

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

We will adjust our investment focus from time to time based upon market conditions and our Advisor's views on relative value as market conditions change. Material changes in our investment focus will be described in our periodic reports filed with the SEC; however, these reports would typically be filed after changes in our investment focus have been made, which in some cases may be several months after such changes.

As a REIT, we are allowed to own lodging properties, but are prohibited from operating these properties. In order to comply with applicable REIT qualification rules, we enter into leases with certain of our subsidiaries organized as TRSs. The TRS lessees in turn contract with independent property operators that manage the day-to-day operations of our properties.

The lodging properties we have acquired include full-service branded hotels located in urban settings, resort properties and select-service hotels. Full-service hotels generally provide a full complement of guest amenities, including food and beverage services, meeting and conference facilities, concierge and room service and valet parking, among others. Select-service hotels typically have limited food and beverage outlets and do not offer comprehensive business or banquet facilities. Resort properties may include smaller boutique hotels and large-scale integrated resorts. All of our investments to date have been in the United States, however, we may consider, and are not prohibited under our organizational documents from making, investments outside the United States.

Our Portfolio

At December 31, 2018, our portfolio was comprised of our full or partial ownership in 27 hotels with 7,717 guest rooms, all located in the United States. See Item 2. Properties.

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

Financing Strategies

At December 31, 2018, our hotel portfolio, including both the hotels that we consolidate in our financial statements (“Consolidated Hotels”) (as further discussed in Note 4), and the hotels that we record as equity investments in our financial statements (“Unconsolidated Hotels”) (as further discussed in Note 5), was 61% leveraged. Our organizational documents permit us to incur leverage of up to 75% of the total costs of our investments or 300% of our net assets (whichever is less), or a higher amount with the approval of a majority of our independent directors.

CWI 2018 10-K – 3

Transactions With Affiliates

We may borrow funds or purchase properties from, or enter into joint ventures with, our Advisor, the Subadvisor, or their or our respective affiliates, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures. A majority of our directors (including the independent directors) must approve any significant investment in which we invest jointly with an entity sponsored and/or managed by our Advisor, the Subadvisor or their or our respective affiliates (Note 3).

Competition

The hotel industry is highly competitive. Hotels we acquire compete with other hotels for guests in our markets. Competitive factors include location, convenience, brand affiliation, room rates, range and the quality of services, facilities and guest amenities or accommodations offered. Competition in the markets in which our hotels operate include competition from existing, newly renovated and newly developed hotels in the relevant segments. Competition can adversely affect the occupancy, average daily rates (“ADR”), and revenue per available room (“RevPAR”) of our hotels, and thus our financial results, and may require us to provide additional amenities, incur additional costs or make capital improvements that we otherwise might not choose to make, which may adversely affect our profitability.

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

Certain Environmental and Regulatory Matters

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

Our properties must comply with Title III of the Americans with Disabilities Act of 1990 (the “ADA”) to the extent that such properties are “public accommodations” as defined by the ADA. We believe that our properties are substantially in compliance with the ADA, however, the obligation to make readily achievable accommodations is an ongoing one and we will continue to assess our properties and make alterations as appropriate.

Available Information

We will supply to any stockholder, upon written request and without charge, a copy of this Report as filed with the SEC. Our filings can also be obtained for free on the SEC’s website at http://www.sec.gov. All filings we make with the SEC, including this Report, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, as well as any amendments to those reports, are available for free on our website, http://www.careywatermark.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. We are providing our website address solely for the information of investors and do not

CWI 2018 10-K – 4

intend for it to be an active link. We do not intend to incorporate the information contained on our website into this Report or other documents filed with or furnished to the SEC.

Our Code of Business Conduct and Ethics, which applies to all of our officers, including our chief executive officer and chief financial officer, and our directors, is available on our website at http://www.careywatermark.com. We intend to make available on our website any future amendments or waivers to our Code of Business Conduct and Ethics within four business days after any such amendments or waivers.

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

The price of the shares being offered through our DRIP are determined by our board of directors in the exercise of its business judgment based upon our NAV from time to time. The valuation methodologies underlying our NAV involves subjective judgments. Valuations of real properties do not necessarily represent the price at which a willing buyer would purchase our properties; therefore, there can be no assurance that we would realize the values underlying our NAV if we were to sell our assets and distribute the net proceeds to our stockholders. In addition, the values of our assets and debt are likely to fluctuate over time. This price may not be indicative of (i) the price at which shares would trade if they were listed on an exchange or actively traded by brokers, (ii) the proceeds that a stockholder would receive if we were liquidated or dissolved or (iii) the value of our portfolio at the time you dispose of your shares.

Our distributions in the past have exceeded, and may in the future exceed, our funds from operations (“FFO”).

Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO. However, we have funded a portion of our cash distributions to date using net proceeds from our public offerings and, to a lesser extent, other sources; and there can be no assurance that our FFO will be sufficient to cover our future distributions. Our distribution coverage using FFO was approximately 77% of total distributions declared for the year ended December 31, 2018, with the balance funded with proceeds from other sources of cash, such as financings, borrowings or the sale of assets. We fully covered total distributions declared for the year ended December 31, 2018 using Net cash provided by operating activities. If our properties are not generating sufficient cash flow or our other expenses require it, we may need to use other sources of funds, such as proceeds from asset sales, borrowings or our DRIP to fund distributions in order to satisfy REIT requirements. If we fund distributions from borrowings, such financing will incur interest costs and need to be repaid.

Because we have paid, and may continue to pay, distributions from sources other than our FFO, our distributions at any point in time may not reflect the current performance of our properties or our current operating cash flows.

Our charter permits us to make distributions from any source, including the sources described in the risk factor above. Because the amount we pay out in distributions has in the past exceeded, and may in the future continue to exceed, our FFO, distributions to stockholders may not reflect the current performance of our properties or our current operating cash flows. To the extent distributions exceed cash flow from operations, distributions may be treated as a return of investment and could reduce a stockholder’s basis in our stock. A reduction in a stockholder’s basis in our stock could result in the stockholder recognizing more gain upon the disposition of his or her shares, which in turn could result in greater taxable income to such stockholder.

Stockholders’ equity interests may be diluted.

Our stockholders do not have preemptive rights to any shares of common stock issued by us in the future. Therefore, (i) when we sell shares of common stock in the future, including those issued pursuant to our DRIP, (ii) when we issue shares of common stock to our independent directors or to our Advisor and its affiliates for payment of fees in lieu of cash, (iii) when we issue shares of common stock under our 2010 Equity Incentive Plan or (iv) if we issue additional common stock or other

CWI 2018 10-K – 5

securities that are convertible into our common stock, then existing stockholders and investors that purchased their shares in our initial and follow-on offerings will experience dilution of their percentage ownership in us. Depending on the terms of such transactions, most notably the offer price per share (which may be less than the per share proceeds received by us in our offerings) and the value of our properties and our other investments, existing stockholders might also experience a dilution in the book value per share of their investment in us.

Our board of directors may change our investment policies without stockholder approval, which could alter the nature of your investment.

Our investment policies may change over time. The methods of implementing our investment policies may also vary as new investment techniques are developed. Except as otherwise provided in our charter, our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by a majority of our directors (including a majority of the independent directors), without the approval of our stockholders. As a result, the nature of your investment could change without your consent. Material changes in our investment focus will be described in our periodic reports filed with the SEC; however, these reports would typically be filed after changes in our investment focus have been made, and in some cases, several months after such changes. A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk and hotel property market fluctuations, all of which could materially adversely affect our ability to achieve our investment objectives.

We are not required to meet any diversification standards; therefore, our investments may become subject to concentration risks.

Subject to our intention to maintain our qualification as a REIT, we are not required to meet any diversification standards. Therefore, our investments may be concentrated in type, hotel brand or geographic location, which could subject us to significant risks (e.g., increased exposure to hurricane-prone regions) with potentially adverse effects on our ability to achieve our investment objectives.

Our success, including in regard to achieving liquidity, is dependent on the performance of our Advisor and the Subadvisor.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Advisor in the acquisition of investments, the determination of any financing arrangements and the management of our assets. Our Advisor has retained the services of the Subadvisor because the Subadvisor is experienced in investing in and managing hotel properties and other lodging-related assets, including for CWI 2. If either our Advisor or the Subadvisor fails to perform according to our expectations, we could be materially adversely affected. The past performance of WPC (or programs managed by WPC) and Watermark Capital Partners, may not be indicative of our Advisor or Subadvisor’s performance with respect to us. Prior to us, our Advisor had not previously sponsored a program focused on lodging investments. In addition, our board of directors is beginning the process of evaluating strategic alternatives for us, although there can be no certainty as to the duration of that process or what the results of that process might be. Similarly, we cannot guarantee that our Advisor will be able to achieve liquidity for us in the manner or to the extent WPC has done in the past regarding other programs for which it served as the advisor.

We are dependent upon our Advisor and our Advisor’s access to the lodging experience of the Subadvisor.

The Advisory Agreement has a term of one year and may be renewed for successive one-year periods. We are subject to the risk that our Advisor will terminate the Advisory Agreement or that the Advisor or the Subadvisor will terminate the Subadvisory Agreement and that no suitable replacement(s) will be found to manage us. We have no employees or separate facilities and are substantially reliant on our Advisor, which has significant discretion as to the implementation and execution of our business strategies. Our Advisor in turn is relying in part on the lodging experience of the Subadvisor. We can offer no assurance that our Advisor will remain our external manager, that the Subadvisor will continue to be retained, or that we will continue to have access to our Advisor’s, WPC’s and/or Watermark Capital Partners’ professionals. If our Advisor terminates the Advisory Agreement or if our Advisor or the Subadvisor terminates the Subadvisory Agreement, we will not have such access and will be required to expend time and money to seek replacements, all of which may impact our ability to execute our business plan and meet our investment objectives.

Moreover, lenders for certain of our assets may insist on change of control provisions in the loan documentation that make the termination, replacement or dissolution of our Advisor events of default or events requiring the immediate repayment of the full

CWI 2018 10-K – 6

outstanding balance of the loan. If such a default or accelerated repayment event occurs with respect to any of our assets, our revenues and distributions to our stockholders may be adversely affected.

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

Payment of fees to our Advisor and distributions to our special general partner will reduce cash available for business purposes and distribution.

Our Advisor performs services for us in connection with the selection and acquisition of our investments and the management of our properties. Unless our Advisor continues to elect to receive shares of our common stock in lieu of cash compensation for asset management services, we will pay our Advisor substantial cash fees for these services. In addition, Carey Watermark Holdings, as the special general partner of our Operating Partnership, is entitled to certain distributions from our Operating Partnership. The payment of these fees and distributions will reduce the amount of cash available for business purposes or distribution to our stockholders.

The Subadvisor would likely assert a lack of fiduciary duty as a defense to claims.

The Subadvisor and its affiliated principals believe that they are not in a fiduciary relationship to our stockholders and may assert this position as a defense in any legal proceeding or claim asserting a breach of fiduciary duties by the Subadvisor.

CWI 2018 10-K – 7

We have limited independence from our Advisor, the Subadvisor and their respective affiliates, who may be subject to conflicts of interest.

Substantially all of our management functions are performed by officers of our Advisor pursuant to the Advisory Agreement and by the Subadvisor pursuant to the Subadvisory Agreement. Additionally, some of the directors of WPC and Watermark Capital Partners are also members of our board of directors. This limited independence, combined with our Advisor’s and Carey Watermark Holdings’ interests in us, may result in potential conflicts of interest because of the substantial control that our Advisor has over us and because some of its economic incentives may differ from those of our stockholders. Circumstances under which a conflict could arise among us, our Advisor, the Subadvisor and their affiliates include:

•
our Advisor and the Subadvisor are compensated for certain transactions on our behalf (e.g., for acquisitions of investments, sales and financings), which may cause our Advisor to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;

•
agreements between us and our Advisor, and between our Advisor and the Subadvisor, including agreements regarding compensation, are not negotiated on an arm’s-length basis, as would occur if the agreements were with unaffiliated third parties;

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

•
decisions regarding asset sales, which could impact the timing and amount of fees payable to our Advisor and the Subadvisor as well as allocations and distributions payable to Carey Watermark Holdings pursuant to its special general partner interests;

•
decisions regarding potential liquidity events and business combination transactions (including a merger with other investment programs that WPC manages), which may entitle our Advisor, the Subadvisor and their affiliates to receive additional fees and distributions relating to the liquidations; and

•	the termination and negotiation of the Advisory Agreement and other agreements with our Advisor, the Subadvisor and their affiliates.

There are conflicts of interest with certain of our directors and officers who have duties to WPC and/or to Watermark Capital Partners and entities sponsored or managed by either of them.

WPC and Watermark Capital Partners (and by extension Mr. Medzigian, by virtue of his position in Watermark Capital Partners) have economic interests in other lodging investments and may be subject to conflicts of interests. Most of the officers and certain of the directors of our Advisor or the Subadvisor are also our officers and directors, including Mr. Medzigian and Mr. Jason E. Fox (the chairman of our board of directors who is also the chief executive officer of WPC). Our officers may benefit from the fees and distributions paid to our Advisor, the Subadvisor and Carey Watermark Holdings pursuant to the Advisory and Subadvisory Agreements. In addition, Mr. Medzigian, our chief executive officer and one of our directors, is a principal in other real estate investment transactions and programs that compete with us. Currently, Mr. Medzigian is the chairman and managing partner of Watermark Capital Partners, a private investment and management firm that specializes in real estate private equity transactions involving hotels and resorts, resort residential products, recreational projects (including golf and club ownership programs), and new-urbanism and mixed-use projects.

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

CWI 2018 10-K – 8

If we internalize our management functions, stockholders’ interests could be diluted and we could incur significant self-management costs.

In the future, our board of directors may consider internalizing the functions currently performed for us by our Advisor by, among other methods, acquiring our Advisor and/or the Subadvisor. The method by which we could internalize these functions could take many forms. Any such transaction could result in significant payments to the owners of the Advisor and the Subadvisor. Any such transaction could also result in us repurchasing the Special General Partner’s interest in our Operating Partnership which could result in substantial additional costs. An acquisition of our Advisor or the Subadvisor could also result in dilution of your interests as a stockholder and could reduce earnings per share and FFO per share. There is no assurance that internalizing our management functions will be beneficial to us and our stockholders. The key employees of the Advisor or the Subadvisor who perform services for us may elect not to work directly for us, and instead remain with our Advisor (or another affiliate of WPC) or the Subadvisor. Additionally, we may not realize the perceived benefits of internalization. For example, the costs of operating as an internalized company may be higher than anticipated, the management functions acquired may not be as effective or efficient as those of our Advisor or Subadvisor, or we may not be able to properly integrate a new staff of managers and employees or be able to effectively replicate the services provided previously by our Advisor or the Subadvisor. Internalization transactions, including the acquisition of our Advisor or property managers affiliated with entity sponsors, have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims, which would reduce the amount of funds available for us to invest in properties or other investments and to pay distributions. All of these factors could have material adverse effect on our results of operations, financial condition and ability to pay distributions.

We could be adversely affected if WPC sells, transfers or otherwise discontinues its investment management business.

As of June 30, 2017, WPC exited non-traded retail fundraising activities and no longer sponsors new investment programs, although it has stated that it currently expects to continue serving as our Advisor through the end of our life cycle. If WPC sells, transfers or otherwise discontinues its investment management business entirely, we would have to find a new Advisor, who may not be familiar with our company, may not provide the same level of services as our Advisor, and may charge fees that are higher than the fees we pay to our Advisor, all of which may materially adversely affect our performance and delay or otherwise negatively impact our ability to effect a liquidity event. If we terminate the Advisory Agreement and repurchase the Special General Partner’s interest in our Operating Partnership, which we would have the right to do in such circumstances, the costs to us could be substantial.

We could have property losses that are not covered by insurance.

Our property insurance policies provide that all of the claims from each of our hotels resulting from a particular insurable event must be combined together for purposes of evaluating whether the aggregate limits and sub-limits contained in our policies have been exceeded. Therefore, if an insurable event occurs that affects more than one of our hotels, the claims from each affected hotel will be added together to determine whether the aggregate limit or sub-limits, depending on the type of claim, have been reached. If the total value of the loss exceeds the aggregate limits available, each affected hotel may only receive a proportional share of the amount of insurance proceeds provided for under the policy. We may incur losses in excess of insured limits, and as a result, may be even less likely to receive sufficient coverage for risks that affect multiple properties, such as earthquakes or catastrophic terrorist acts. In addition, catastrophic losses, such as those from successive or massive hurricanes or wildfires, could make the cost of insuring against such types of losses prohibitively expensive or difficult to obtain. Risks such as war, catastrophic terrorist acts, nuclear, biological, chemical or radiological attacks, and some environmental hazards may be deemed to fall completely outside the general coverage limits of our policies, may be uninsurable or may be too expensive to justify insuring against.

We have encountered, and will likely continue to encounter, disputes concerning whether an insurance provider will pay a particular claim that we believe is covered under our policy. Should a loss in excess of insured limits or an uninsured loss occur, or should we be unsuccessful in obtaining coverage from an insurance carrier, we could lose all, or a portion of, the capital we have invested in a property, as well as the anticipated future revenue from the hotel. In such event, we may nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

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

CWI 2018 10-K – 9

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

Compliance with the ADA and the related regulations, rules and orders may adversely affect our financial condition.

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

We incur debt to finance our operations. Our charter and bylaws do not restrict the form of indebtedness we may incur. The leverage we employ varies depending on our ability to obtain credit facilities, the loan-to-value and debt service coverage ratios of our assets, the yield on our assets, the targeted leveraged return we expect from our investment portfolio and our ability to meet ongoing covenants related to our asset mix and financial performance. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire. Debt service payments and lender cash management agreements have reduced, and may continue to reduce, our net income available for distributions to our stockholders. Moreover, we may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations.

Our participation in joint ventures creates additional risk.

From time to time, we have and may continue to participate in joint ventures to purchase assets together with unaffiliated third parties, Watermark Capital Partners, WPC, or the other entities sponsored or managed by our Advisor or its affiliates, such as CWI 2 or other investment programs that WPC manages. There are additional risks involved in joint venture transactions. As a co-investor in a joint venture, we would not be in a position to exercise sole decision-making authority relating to the property, the joint venture or our investment partner. In addition, there is the potential that our joint venture partner may become bankrupt or that we may have diverging or inconsistent economic or business interests. These diverging interests could, among other things, expose us to liabilities in the joint venture investment in excess of our proportionate share of those liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. Further, the fiduciary obligation that our Advisor or members of our board of directors may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

We are subject to the risks of real estate ownership.

Our performance and asset value is, in part, subject to risks incident to the ownership and operation of real estate, including:

•	adverse changes in general or local economic conditions;

•	changes in local conditions, such as changes in traffic patterns, mass transit options and neighborhood characteristics;

•	increases in the cost of property insurance;

•	uninsured property liability, property damage or casualty losses;

•	changes in laws and governmental regulations, including those governing real estate usage, zoning, environmental issues and taxes;

•	changes in operating expenses or unexpected expenditures for capital improvements;

•	exposure to environmental losses; and

CWI 2018 10-K – 10

•	force majeure and other factors beyond the control of our management.

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

Changes in how LIBOR is determined, or the potential replacement of LIBOR with an alternative reference rate, may adversely affect our interest expense.

Certain instruments within our debt profile are indexed to the London Interbank Offered Rate (“LIBOR”), which is a benchmark rate at which banks offer to lend funds to one another in the international interbank market for short term loans. Concerns regarding the accuracy and integrity of LIBOR, including the underlying methodology for calculating LIBOR, led the United Kingdom to publish a review of LIBOR in September 2012. The review made a number of recommendations, including the introduction of statutory regulation of LIBOR, the transfer of responsibility for LIBOR from the British Bankers’ Association to an independent administrator, changes to the method of compilation of lending rates and new regulatory oversight and enforcement mechanisms for rate setting. Based on the review, final rules for the regulation and supervision of LIBOR by the Financial Conduct Authority (the “FCA”) were published and came into effect on April 2, 2013. On July 27, 2017, the FCA announced its intention to phase out LIBOR rates by the end of 2021.

We cannot predict the impact of these changes, or any other regulatory reforms that may be enacted in other jurisdictions, to LIBOR. In addition, any other legal or regulatory changes made by the FCA or other governance or oversight bodies in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, or changes in the rules or methodologies in LIBOR, all of which may discourage market participants from continuing to administer or to participate in LIBOR’s determination and, in certain situations, could result in LIBOR no longer being determined and published. If LIBOR is unavailable after 2021, the interest rates on our LIBOR-indexed debt will be determined using various alternative methods, any of which may result in higher interest obligations than under the current form of LIBOR. Further, the same costs and risks that may lead to the discontinuation or unavailability of LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on our financing costs. Furthermore, there is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations, financial condition, and liquidity.

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

We may be required to spend funds to correct defects or to make improvements before a property can be sold and such funds may not be readily available. When acquiring lodging properties, we may agree to lock-out provisions that restrict us from selling a property for a period of time or that impose other material restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. Our inability to sell properties may result in us owning lodging facilities that no longer fit within our business strategy. Holding these properties or selling them at a loss may affect our earnings and, in turn, could adversely affect the value of our portfolio. These factors, and any others that would impede our ability to respond to adverse

CWI 2018 10-K – 11

changes in the lodging industry or the performance of our properties, could have a material adverse effect on our results of operations and financial condition, as well as our ability to pay distributions to stockholders.

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

We and our independent hotel operators rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. We and our independent hotel operators purchase some of our information technology from third-party vendors and we rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information (e.g., individually identifiable information, including information relating to financial accounts). Although we and our independent hotel operators have taken steps to protect the security of our information systems and the data maintained in those systems, our independent hotel operators have encountered information technology issues in the past and it is possible that such safety and security measures will not be able to prevent improper system functions, damage or the improper access or disclosure of personally identifiable information. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

We face risks relating to cybersecurity attacks, loss of confidential information and other business disruptions.

Our business is at risk from and may be impacted by cybersecurity attacks, including attempts to gain unauthorized access to our confidential data and other electronic security breaches. Such cyberattacks can range from individual attempts to gain unauthorized access to our or our independent hotel operators’ information technology systems to more sophisticated security threats. While we and our independent hotel operators employ a number of measures to prevent, detect and mitigate these threats including password protection, backup servers and annual penetration testing, there is no guarantee such efforts will be successful in preventing a cyberattack. Cybersecurity incidents could compromise the confidential information of financial transactions and records, personal identifying information, reservations, billing and operating data and disrupt and affect the efficiency of our business operations.

CWI 2018 10-K – 12

The occurrence of cyber incidents to our Advisor, or a deficiency in our Advisor’s cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber incident is an intentional attack that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information, or an unintentional accident or error. Our Advisor uses information technology and other computer resources to carry out important operational activities and to maintain business records. In addition, our Advisor may store or come into contact with sensitive information and data. As our Advisor’s reliance on technology has increased, so have the risks posed to our Advisor’s systems, both internal and outsourced. Our Advisor has implemented systems and processes intended to address ongoing and evolving cyber security risks, secure confidential information, and prevent unauthorized access to or loss of sensitive, confidential, and personal data. Although our Advisor and its service providers employ what they believe are adequate security, disaster recovery and other preventative and corrective measures, their security measures, may not be sufficient for all possible situations and could be vulnerable to, among other things, hacking, employee error, system error, and faculty password management.

In addition, if in handling this information, our Advisor or their respective partners fail to comply with applicable privacy or data security laws, we could face significant legal and financial exposure to claims of governmental agencies and parties whose privacy is compromised. The primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our business relationships in the hotel industry and private data exposure. A significant and extended disruption could damage our business or reputation; cause a loss of revenue; have an adverse effect on tenant relations; cause an unintended or unauthorized public disclosure; or lead to the misappropriation of proprietary, personal identifying and confidential information; all of which could result in us and our Advisor incurring significant expenses to address and remediate or otherwise resolve these kinds of issues. We and our Advisor maintain insurance intended to cover some of these risks, but it may not be sufficient to cover the losses from any future breaches of our Advisor systems. Our Advisor has implemented processes, procedures, and controls to help mitigate these risks, but these measures, as well as our and our Advisor’s increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident. The release of confidential information may also lead to litigation or other proceedings against us and our Advisor by affected individuals, business partners and/or regulators, and the outcome of such proceedings, which could include losses, penalties, fines, injunctions, expenses, and charges recorded against our earnings, reputational harm, could have a material and adverse effect on our business, financial position or results of operations.

Economic conditions may adversely affect the lodging industry.

The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. gross domestic product. It is also sensitive to business and personal discretionary spending levels. Declines in corporate budgets and consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions can lower the revenues and profitability of our hotel properties, and therefore our net operating profits. An economic downturn could lead to a significant decline in demand for products and services provided by the lodging industry, lower occupancy levels and significantly reduced room rates, which would likely adversely impact our revenues and have a negative effect on our profitability.

We are subject to various operating risks common to the lodging industry, which may adversely affect our ability to make distributions to our stockholders.

Our hotel properties and lodging facilities are subject to various operating risks common to the lodging industry, many of which are beyond our control, including the following:

•	competition from other hotel properties or lodging facilities in our markets;

•	over-building of hotels in our markets, which would adversely affect occupancy and revenues at our hotels;

•	dependence on business and commercial travelers and tourism;

•	increases in energy costs and other expenses, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances, and the related compliance costs of such changes;

•	adverse effects of international, national, regional and local economic and market conditions;

CWI 2018 10-K – 13

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

Certain lodging properties are seasonal in nature and may lead to quarterly fluctuations in the results of operations of our properties. Generally, occupancy rates and revenues are greater in the second and third quarters than in the first and fourth quarters of each year. Quarterly financial results may also be adversely affected by factors outside our control, including weather conditions and poor economic factors. As a result, we may need to enter into short-term borrowings during certain periods in order to offset these fluctuations in revenues, to fund operations or to make distributions to our stockholders.

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

We are subject to the risk of increased lodging operating expenses, including, but not limited to, the following cost elements: wage and benefit costs, including liabilities related to employment matters; repair and maintenance expenses; energy costs; property taxes; insurance costs; and other operating expenses. Any increases in one or more of these operating expenses could have a significant adverse impact on our results of operations, financial position and cash flows.

We are subject to general risks associated with the employment of hotel personnel, particularly with hotels that employ or may employ unionized labor.

While third-party hotel managers are responsible for hiring and maintaining the labor force at each of our hotels, we are subject to many of the costs and risks generally associated with the hotel labor force. Increased labor costs due to collective bargaining activity, minimum wage initiatives and additional taxes or requirements to incur additional employee benefits costs may adversely impact our operating costs. We may also incur increased legal costs and indirect labor costs as a result of contract disputes or other events. Hotels where our managers have collective bargaining agreements with employees could be affected more significantly by labor force activities and additional hotels or groups of employees may become subject to additional collective bargaining agreements in the future. Increased labor organizational efforts or changes in labor laws could lead to disruptions in our operations, increase our labor costs, or interfere with the ability of our management to focus on executing our business strategies (e.g., by consuming management’s time and attention, limiting the ability of hotel managers to reduce

CWI 2018 10-K – 14

workforces during economic downturns, etc.). In addition, from time to time, strikes, lockouts, boycotts, public demonstrations or other negative actions and publicity may disrupt hotel operations at any of our hotels, negatively impact our reputation or the reputation of our brands, cause us to lose guests, or harm relationships with the labor forces at our hotels.

Our results of operations, financial position, cash flows and ability to service debt and to make distributions to stockholders depend on the ability of the independent hotel operators to operate and manage the hotels.

As a REIT, we are allowed to own lodging properties, but are prohibited from operating them. Therefore, in order for us to satisfy certain REIT qualification rules, we enter into leases with the TRS lessees for each of our lodging properties. The TRS lessees in turn contract with independent hotel operators that manage the day-to-day operations of our properties. Although we consult with the property operators with respect to strategic business plans, we may be limited, depending on the terms of the applicable operating agreement and REIT qualification rules, in our ability to direct the actions of the independent hotel operators, particularly with respect to daily operations. Thus, even if we believe that our lodging properties are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, RevPAR, ADR or operating profits, we may not have sufficient rights under a particular property operating agreement to force the property operator to change its method of operation. We can only seek redress if a property operator violates the terms of the applicable property operating agreement with the TRS lessee, and then only to the extent of the remedies provided in the property operating agreement. Our results of operations, financial position, cash flows and ability to service debt and to make distributions to stockholders are, therefore, substantially dependent on the ability of the property operators to successfully operate our hotels. Some of our operating agreements may have lengthy terms, may not be terminable by us before the agreement’s expiration and may require the payment of substantial termination fees. In the event that we are able to and do replace any of our property operators, we may experience significant disruptions at the affected hotels, which may adversely affect our ability to make distributions to our stockholders.

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

The loss of a franchise license could have a material adverse effect upon the operations or the underlying value of the property covered by the franchise due to the associated loss of name recognition, marketing support and centralized reservation systems provided by the franchisor. In addition, the loss of a franchise license for one or more lodging properties could materially and adversely affect our results of operations, financial position and cash flows, including our ability to service debt and make distributions to our stockholders.

We are subject to the risks of brand concentration.

Of the 27 hotels that we held ownership interests in as of December 31, 2018, 20 utilize brands owned by Marriott or Hilton. As a result, our success is dependent in part on the continued success of their brands. A negative public image or other adverse event that becomes associated with those brands, such as the recent cybersecurity incident affecting Marriott hotels, could adversely affect hotels operated under those brands. If those brands suffer a significant decline in appeal to the traveling public, the revenues and profitability of our hotels operated under those brands could be adversely affected.

CWI 2018 10-K – 15

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

Because our properties are operated by independent hotel operators, our revenues depend on the ability of such independent hotel operators to compete successfully with other hotels and resorts in their respective markets. Some of our competitors may have substantially greater marketing and financial resources than us. If independent hotel operators are unable to compete successfully or if our competitors’ marketing strategies are effective, our results of operations, financial condition and ability to service debt may be adversely affected and may reduce the cash available for distribution to our stockholders.

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

Our accounting policies and methods are fundamental to how we record and report our financial position and results of operations, and they require management to make estimates, judgments, and assumptions about matters that are inherently uncertain.

Our accounting policies and methods are fundamental to how we record and report our financial position and results of operations. We have identified several accounting policies as being critical to the presentation of our financial position and results of operations because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be recorded under different conditions or using different assumptions. Due to the inherent uncertainty of the estimates, judgments, and assumptions associated with these critical accounting policies, we cannot provide any assurance that we will not make significant subsequent adjustments to our consolidated financial statements. If our judgments, assumptions, and allocations prove to be incorrect, or if circumstances change, our business, financial condition, revenues, operating expense, results of operations, liquidity, ability to pay dividends, or stock price may be materially adversely affected.

CWI 2018 10-K – 16

If we recognize substantial impairment charges on our properties, our net income may be reduced.

We may incur substantial impairment charges, which we are required to recognize: (i) whenever we determine that the carrying amount of the property is not recoverable and exceeds its fair value and (ii) for equity investments, whenever the estimated fair value of the investment’s underlying net assets in comparison with the carrying value of our interest in the investment has declined on an other-than-temporary basis. By their nature, the timing or extent of impairment charges are not predictable. We may incur non-cash impairment charges in the future, which may reduce our net income, although they should not affect our FFO, which is the metric we use to evaluate our distribution coverage.

We disclose FFO and modified funds from operations (“MFFO”), which are financial measures that are not derived in accordance with U.S. generally accepted accounting principles (“GAAP”), in documents we file with the SEC; however, FFO and MFFO are not equivalent to our net income or loss as determined under GAAP, and stockholders should consider GAAP measures to be more relevant to our operating performance.

We use and disclose to investors FFO and MFFO, which are metrics not derived in accordance with GAAP (“non-GAAP measures”). FFO and MFFO are not equivalent to our net income or loss as determined in accordance with GAAP and investors should consider GAAP measures to be more relevant to evaluating our operating performance. FFO and GAAP net income differ because FFO excludes gains or losses from sales of property and asset impairment write-downs, depreciation and amortization, and is after adjustments for such items related to noncontrolling interests. MFFO and GAAP net income differ because MFFO represents FFO with further adjustments to exclude acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, realized gains and losses from early extinguishment of debt, and the further adjustments of these items related to noncontrolling interests.

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

Neither the SEC, the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”), an industry trade group, nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-traded REIT industry and we would have to adjust our calculation and characterization of FFO and MFFO accordingly.

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

CWI 2018 10-K – 17

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

CWI 2018 10-K – 18

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

We intend to declare regular quarterly distributions, the amount of which will be determined, and is subject to adjustment, by our board of directors. To continue to qualify and be taxed as a REIT, we will generally be required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends-paid deduction and excluding net capital gain) each year to our stockholders. Generally, we expect to distribute all, or substantially all, of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain the proposed quarterly distributions that approximate our taxable income and we may fail to qualify for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes or the effect of nondeductible expenditures (e.g., capital expenditures, the creation of reserves, or required debt service or amortization payments). To the extent we satisfy the 90% distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. We will also be subject to a 4.0% nondeductible excise tax if the actual amount that we pay out to our stockholders for a calendar year is less than a minimum amount specified under the Internal Revenue Code. In addition, in order to continue to qualify as a REIT, any C-corporation earnings and profits to which we succeed must be distributed as of the close of the taxable year in which we accumulate or acquire such C-corporation’s earnings and profits.

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

CWI 2018 10-K – 19

Because we are required to satisfy numerous requirements imposed upon REITs, we may be required to borrow funds, sell assets, or raise equity on terms that are not favorable to us.

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

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets (including mandatory holding periods prior to disposition), the amounts we distribute to our stockholders, and the ownership of our common stock. Compliance with these tests will require us to refrain from certain activities and may hinder our ability to make certain attractive investments or dispositions, including the purchase of non-qualifying assets, the expansion of non-real estate activities, and investments in the businesses to be conducted by our TRSs, thereby limiting our opportunities and the flexibility to change our business strategy. Furthermore, acquisition opportunities in domestic and international markets may be adversely affected if we need or require target companies to comply with certain REIT requirements prior to closing on acquisitions.

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

CWI 2018 10-K – 20

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

Overall, no more than 20% of the value of a REIT’s gross assets may consist of interests in TRSs; compliance with this limitation could limit our ability to grow our portfolio. The Internal Revenue Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Internal Revenue Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We will monitor the value of investments in our TRSs in order to ensure compliance with TRS ownership limitations and will structure our transactions with our TRSs on terms that we believe are arm’s-length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the TRS ownership limitation or be able to avoid application of the 100% excise tax.

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

Dividends payable by REITs do not qualify for the reduced tax rates on dividend income from C corporations, which could cause investors to perceive investments in REITs to be relatively less attractive.

The maximum U.S. federal income tax rate for certain qualified dividends payable by C corporations to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced qualified dividend rate. However, for taxable years beginning after December 31, 2017 and before January 1, 2026, under the recently enacted Tax Cuts and Jobs Act, noncorporate taxpayers may deduct up to 20% of certain qualified business income, including "qualified REIT dividends" (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividends from C corporations does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends, together with the recently reduced corporate tax rate (21%), could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends.

CWI 2018 10-K – 21

Even if we continue to qualify as a REIT, certain of our business activities will be subject to corporate level income tax, which will continue to reduce our cash flows, and we will have potential deferred and contingent tax liabilities.

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

CWI 2018 10-K – 22

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

•	allows for an immediate 100% deduction of the cost of certain capital asset investments (generally excluding real estate assets), subject to a phase-down of the deduction percentage over time;

•	changes the recovery periods for certain real property and building improvements (e.g., to 30 years (previously 40 years) for residential real property);

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

•
generally allows a deduction for individuals equal to 20% of certain income from pass-through entities, including ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income), generally resulting in a maximum effective federal income tax rate applicable to such dividends of 29.6% compared to 37% (excluding, in each case, the 3.8% Medicare tax on net investment income), although regulations may restrict the ability to claim this deduction for non-corporate shareholders depending upon their holding period in our stock; and

•
limits certain deductions for individuals, including deductions for state and local income taxes, and eliminates deductions for miscellaneous itemized deductions (including certain investment expenses).

As a REIT, we are required to distribute at least 90% of our taxable income to our shareholders annually. As a result of the changes to U.S. federal tax laws implemented by the Tax Cuts and Jobs Act, our taxable income and the amount of distributions to our stockholders required to maintain our REIT status, as well as our relative tax advantage as a REIT, could change.

The Tax Cuts and Jobs Act is a complex revision to the U.S. federal income tax laws with impacts on different categories of taxpayers and industries, which will require subsequent rulemaking and interpretation in a number of areas. In addition, many provisions in the Tax Cuts and Jobs Act, particularly those affecting individual taxpayers, expire at the end of 2025. The long-term impact of the Tax Cuts and Jobs Act on the overall economy, government revenues, us, and the real estate industry cannot be reliably predicted at this time. There can be no assurance that the Tax Cuts and Jobs Act will not negatively impact our operating results, financial condition, and future business operations.

Item 1B. Unresolved Staff Comments.

None.

CWI 2018 10-K – 23

Item 2. Properties.

Our principal corporate offices are located in the offices of our Advisor at 50 Rockefeller Plaza, New York, New York 10020.

Our Hotels

The following table sets forth certain information for each of our Consolidated Hotels and our Unconsolidated Hotels at December 31, 2018:

Hotel	State	Number of Rooms	% Owned	Acquisition Date	Hotel Type
Consolidated Hotels
Hilton Garden Inn New Orleans French Quarter/CBD	LA	155	88%	June 8, 2012	Select-service
Lake Arrowhead Resort and Spa	CA	173	97%	July 9, 2012	Resort
Courtyard San Diego Mission Valley	CA	317	100%	December 6, 2012	Select-service
Courtyard Pittsburgh Shadyside	PA	132	100%	March 12, 2013	Select-service
Hutton Hotel Nashville	TN	250	100%	May 29, 2013	Full-service
Holiday Inn Manhattan 6th Avenue Chelsea	NY	226	100%	June 6, 2013	Full-service
Fairmont Sonoma Mission Inn & Spa	CA	226	100%	July 10, 2013	Resort
Marriott Raleigh City Center (a)	NC	401	100%	August 13, 2013	Full-service
Hawks Cay Resort (b)	FL	427	100%	October 23, 2013	Resort
Renaissance Chicago Downtown (a)	IL	560	100%	December 20, 2013	Full-service
Hyatt Place Austin Downtown	TX	296	100%	April 1, 2014	Select-service
Courtyard Times Square West (a)	NY	224	100%	May 27, 2014	Select-service
Sheraton Austin Hotel at the Capitol	TX	367	80%	May 28, 2014	Full-service
Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center	CO	302	100%	June 25, 2014	Select-service
Sanderling Resort	NC	125	100%	October 28, 2014	Resort
Marriott Kansas City Country Club Plaza	MO	295	100%	November 18, 2014	Full-service
Westin Minneapolis	MN	214	100%	February 12, 2015	Full-service
Westin Pasadena	CA	350	100%	March 19, 2015	Full-service
Hilton Garden Inn/Homewood Suites Atlanta Midtown	GA	228	100%	April 29, 2015	Select-service
Ritz-Carlton Key Biscayne (c)	FL	451	47%	May 29, 2015	Resort
Ritz-Carlton Fort Lauderdale (d)	FL	196	70%	June 30, 2015	Resort
Le Méridien Dallas, The Stoneleigh	TX	176	100%	November 20, 2015	Full-service
Equinox, a Luxury Collection Golf Resort & Spa	VT	199	100%	February 17, 2016	Resort
		6,290
Unconsolidated Hotels
Hyatt Centric New Orleans French Quarter	LA	254	80%	September 6, 2011	Full-service
Marriott Sawgrass Golf Resort & Spa	FL	514	50%	April 1, 2015	Resort
Ritz-Carlton Philadelphia	PA	301	60%	May 15, 2015	Full-service
Ritz-Carlton Bacara, Santa Barbara (e)	CA	358	40%	September 28, 2017	Resort
		1,427
___________

(a)	These hotels are subject to long-term ground leases (Note 10).

(b)	Includes 250 privately owned villas that participate in the villa/condo rental program at December 31, 2018, of which 229 were available for rent as a result of damage caused by Hurricane Irma.

(c)	CWI 2 owns an interest of approximately 19% in this venture. Also, the number of rooms presented includes 149 condo-hotel units that participate in the villa/condo rental program at December 31, 2018.

(d)	Includes 30 condo-hotel units that participate in the villa/condo rental program at December 31, 2018.

(e)	This investment represents a tenancy-in-common interest; the remaining 60% interest is owned by CWI 2.

CWI 2018 10-K – 24

Our Hotel Management and Franchise Agreements

Hotel Management Agreements

All of our hotels are managed by independent hotel operators pursuant to management or operating agreements, with many also subject to separate license agreements addressing matters pertaining to operation under the designated brand. As of December 31, 2018, we had management or operating agreements with 12 different management companies related to our Consolidated Hotels. Under these agreements, the managers generally have sole responsibility and exclusive authority for all activities necessary for the day-to-day operation of the hotels, including establishing room rates; securing and processing reservations; procuring inventories, supplies and services; providing periodic inspection and consultation visits to the hotels by the managers’ technical and operational experts; and promoting and publicizing the hotels. The managers provide all managerial and other employees for the hotels; review the operation and maintenance of the hotels; prepare reports, budgets and projections; and provide other administrative and accounting support services to the hotels. These support services include planning and policy services, divisional financial services, product planning and development, employee staffing and training, corporate executive management and certain in-house legal services. We have certain approval rights over budgets, capital expenditures, significant leases and contractual commitments, and various other matters.

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

The management agreements relating to four of our Consolidated Hotels contain the right and license to operate the hotels under specified brands; no separate franchise agreements exist and no separate franchise fee is required for these hotels. These management agreements incur a base management fee ranging from 3.0% to 3.5% of hotel revenues. Three of these hotels are managed by subsidiaries of Marriott, under the Ritz-Carlton and Renaissance brands, and one is managed by Fairmont, under the Fairmont brand.

Franchise Agreements

Sixteen of our Consolidated Hotels operate under franchise or license agreements with national brands that are separate from our management agreements. As of December 31, 2018, we have 11 franchise agreements with Marriott owned brands, three with Hilton owned brands, one with InterContinental Hotels owned brands and one with a Hyatt owned brand. Three of our hotels are not operated with a hotel brand so the hotels do not have franchise agreements.

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

CWI 2018 10-K – 25

Item 3. Legal Proceedings.

At December 31, 2018, we were not involved in any material litigation.

Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

CWI 2018 10-K – 26

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unlisted Shares

There is no active public trading market for our shares. At March 8, 2019, there were 31,751 holders of record of our shares of common stock.

Unregistered Sales of Equity Securities

During the three months ended December 31, 2018, we issued 337,727 shares of our common stock to our Advisor as consideration for asset management fees. These shares were issued at our most recently published NAV of $10.41 per share. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. As previously discussed in our definitive proxy statements, over the past three years, we have issued a total of 202,842 shares of our common stock to our directors and certain employees of the Subadvisor from time to time under our 2010 Equity Incentive Plan. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, as amended, the shares issued were deemed to be exempt from registration.

All other prior sales of unregistered securities have been reported in our previously filed quarterly reports on Form 10-Q and annual reports on Form 10-K.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended December 31, 2018:

2018 Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1 – 31	798	$9.90	N/A	N/A
November 1 – 30	—	—	N/A	N/A
December 1 – 31	893,867	9.90	N/A	N/A
Total	894,665
___________

(a)
Represents shares of our common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders, subject to certain exceptions, conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. We generally receive fees in connection with share redemptions. The average price paid per share will vary depending on the number of redemption requests that were made during the period, the number of redemption requests that qualify for treatment as special circumstances under the terms of the plan, and our most recently published NAV.

Securities Authorized for Issuance Under Equity Compensation Plans

This information will be contained in our definitive proxy statement for the 2019 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

CWI 2018 10-K – 27

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 (in thousands, except per share amounts and statistical data):

	Years Ended December 31,
	2018	2017	2016	2015	2014
Operating Data
Total hotel revenues	$613,887	$629,132	$651,095	$542,103	$348,079
Acquisition-related expenses	—	—	3,727	19,868	25,899
Net income (loss)	15,744	3,751	(6,976)	(30,640)	(33,720)
(Income) loss attributable to noncontrolling interests	(7,688)	1,177	(1,777)	4,915	988
Net income (loss) attributable to CWI stockholders	8,056	4,928	(8,753)	(25,725)	(32,732)

Basic and diluted income (loss) per share:
Net income (loss) attributable to CWI stockholders	0.06	0.04	(0.07)	(0.20)	(0.38)

Distributions declared per share	0.5700	0.5700	0.5700	0.5600	0.5500

Balance Sheet Data
Total assets	$2,280,144	$2,459,921	$2,476,944	$2,451,759	$1,994,570
Net investments in real estate (a)	2,022,367	2,181,592	2,225,070	2,173,203	1,522,474
Non-recourse debt, net, including debt attributable to Assets held for sale	1,326,014	1,420,913	1,456,152	1,350,835	961,909
WPC Credit Facility	41,637	68,637	—	—	—
Senior Credit Facility	—	—	22,785	20,000	—
Due to related parties and affiliates	6,258	3,611	2,628	3,104	2,059
Other Information
Net cash provided by operating activities	$82,856	$120,002	$84,359	$60,749	$33,054
Cash distributions paid	79,045	77,716	76,233	69,481	40,973
Supplemental Financial Measures
FFO attributable to CWI stockholders	$60,881	$58,581	$73,107	$47,624	$10,498
MFFO attributable to CWI stockholders	67,563	68,717	83,400	67,082	39,335
Consolidated Hotel Operating Statistics (b)
Occupancy	76.2%	76.3%	75.7%	76.3%	75.6%
ADR	$227.31	$219.68	$216.25	$204.79	$193.91
RevPAR	173.19	167.71	163.67	156.24	146.53
___________

(a)	Net investments in real estate consist of Net investments in hotels, Assets held for sale and Equity investments in real estate.

(b)	Represents statistical data for our Consolidated Hotels during our ownership period.

CWI 2018 10-K – 28

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

Business Overview

We are a publicly owned, non-traded REIT that invests in, and through our Advisor, manages and seeks to enhance the value of, interests in lodging and lodging-related properties. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions to our stockholders and other factors. We conduct substantially all of our investment activities and own all of our assets through the Operating Partnership. We are a general partner and a limited partner of, and own a 99.985% capital interest in, the Operating Partnership. Carey Watermark Holdings, which is owned indirectly by WPC and Watermark Capital Partners, holds a special general partner interest of 0.015% in the Operating Partnership.
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

Significant Developments

Evaluation of Strategic Alternatives

Our board of directors has begun a process of evaluating strategic alternatives, including a combination with CWI 2. During the quarter ended December 31, 2018, our board formed a special committee of independent directors to undertake the evaluation and the special committee has engaged legal and financial advisors. There can be no assurance as to the form or timing of any transaction or that a transaction will be pursued at all. We do not intend to discuss the evaluation process unless and until our board completes its evaluation, except as required by law.

Board of Director Changes

On December 6, 2018, Robert E. Parsons, Jr. and William H. Reynolds, Jr. resigned from our board of directors. Charles S. Henry was named the lead director and chairman of the audit committee of our board. On December 14, 2018, Simon M. Turner was elected to our board of directors and also appointed to the audit committee. These changes were made in order to facilitate the formation of the special committee of our board, discussed above.

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

CWI 2018 10-K – 29

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

WPC Credit Facility

During the year ended December 31, 2018, our Operating Partnership repaid a net amount of $27.0 million towards the WPC Credit Facility. At December 31, 2018, the outstanding balances under the Bridge Loan and Working Capital Facility (both as defined in Note 3) were $40.8 million and $0.8 million, respectively, with $24.2 million available to be drawn on the Working Capital Facility. As amended, the Bridge Loan is currently scheduled to mature on June 30, 2019, with one three-month extension available at our option. As amended, the Working Capital Facility is currently scheduled to mature on December 31, 2019.

Refinancings

During the year ended December 31, 2018, we refinanced three non-recourse mortgage loans totaling $116.1 million with new non-recourse mortgage loans totaling $121.4 million, which have a weighted-average interest rate of 5.6% and a term to maturity of three years.

Hurricane/Fire-Related Disruption

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

(in thousands)	Year Ended
December 31, 2018
Net write-off of fixed assets	$10,371
Remediation work performed	5,327
Property damage insurance receivables and/or advances received	(17,038)
Gain on hurricane-related property damage	$(1,340)

As of December 31, 2018, we have received business interruption insurance proceeds related to the Hawks Cay Resort of $21.0 million, all of which was recorded in the consolidated financial statements as Business interruption income during the year ended December 31, 2018.

Additionally, as of December 31, 2018, we have received business interruption insurance proceeds related to the Fairmont Sonoma Mission Inn & Spa, resulting from lost revenue caused by wildfires in Northern California during 2017, of $1.9 million, all of which we recorded in the consolidated financial statements as Business interruption income during the year ended December 31, 2108.

CWI 2018 10-K – 30

Financial and Operating Highlights

(Dollars in thousands, except ADR and RevPAR)

	Years Ended December 31,
	2018	2017	2016
Hotel revenues (a)	$613,887	$629,132	$651,095
(Gain) loss on hurricane-related property damage	(1,340)	7,008	—
Acquisition-related expenses	—	—	3,727
Net income (loss) attributable to CWI stockholders	8,056	4,928	(8,753)

Cash distributions paid	79,045	77,716	76,233

Net cash provided by operating activities (b)	82,856	120,002	84,359
Net cash provided by (used in) investing activities (b)	112,627	(66,849)	(130,563)
Net cash (used in) provided by financing activities	(206,729)	(41,124)	19,712

Supplemental financial measures: (c)
FFO attributable to CWI stockholders	60,881	58,581	73,107
MFFO attributable to CWI stockholders	67,563	68,717	83,400

Consolidated Hotel Operating Statistics
Occupancy	76.2%	76.3%	75.7%
ADR	$227.31	$219.68	$216.25
RevPAR	173.19	167.71	163.67
___________

(a)	Hotel revenues include business interruption income of $23.6 million recognized during the year ended December 31, 2018, primarily resulting from lost revenue related to Hurricane Irma.

(b)
On January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2016-15 and ASU 2016-18, which revised how certain items are presented in the consolidated statement of cash flows. As a result of adopting this guidance, we retrospectively revised Net cash provided by operating activities and Net cash provided by (used in) investing activities within our consolidated statement of cash flows for the years ended December 31, 2018, 2017 and 2016 as described in Note 2.

(c)
We consider FFO and MFFO, which are non-GAAP measures, to be important measures in the evaluation of our results of operations and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. See Supplemental Financial Measures below for our definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

The comparison of our results period over period is influenced by both the number and size of the hotels consolidated in each of the respective periods. At December 31, 2018, we owned 23 Consolidated Hotels, compared to 27 Consolidated Hotels at December 31, 2017 and 31 Consolidated Hotels at December 31, 2016.

CWI 2018 10-K – 31

Portfolio Overview

The following table sets forth certain information for each of our Consolidated Hotels and our Unconsolidated Hotels at December 31, 2018:

Hotels	State	Number of Rooms	% Owned	Acquisition Date	Hotel Type
Consolidated Hotels
2012 Acquisitions
Hilton Garden Inn New Orleans French Quarter/CBD	LA	155	88%	6/8/2012	Select-service
Lake Arrowhead Resort and Spa	CA	173	97%	7/9/2012	Resort
Courtyard San Diego Mission Valley	CA	317	100%	12/6/2012	Select-service
2013 Acquisitions
Courtyard Pittsburgh Shadyside	PA	132	100%	3/12/2013	Select-service
Hutton Hotel Nashville	TN	250	100%	5/29/2013	Full-service
Holiday Inn Manhattan 6th Avenue Chelsea	NY	226	100%	6/6/2013	Full-service
Fairmont Sonoma Mission Inn & Spa	CA	226	100%	7/10/2013	Resort
Marriott Raleigh City Center	NC	401	100%	8/13/2013	Full-service
Hawks Cay Resort (a)	FL	427	100%	10/23/2013	Resort
Renaissance Chicago Downtown	IL	560	100%	12/20/2013	Full-service
2014 Acquisitions
Hyatt Place Austin Downtown	TX	296	100%	4/1/2014	Select-service
Courtyard Times Square West	NY	224	100%	5/27/2014	Select-service
Sheraton Austin Hotel at the Capitol	TX	367	80%	5/28/2014	Full-service
Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center	CO	302	100%	6/25/2014	Select-service
Sanderling Resort	NC	125	100%	10/28/2014	Resort
Marriott Kansas City Country Club Plaza	MO	295	100%	11/18/2014	Full-service
2015 Acquisitions
Westin Minneapolis	MN	214	100%	2/12/2015	Full-service
Westin Pasadena	CA	350	100%	3/19/2015	Full-service
Hilton Garden Inn/Homewood Suites Atlanta Midtown	GA	228	100%	4/29/2015	Select-service
Ritz-Carlton Key Biscayne (b)	FL	451	47%	5/29/2015	Resort
Ritz-Carlton Fort Lauderdale (c)	FL	196	70%	6/30/2015	Resort
Le Méridien Dallas, The Stoneleigh	TX	176	100%	11/20/2015	Full-service
2016 Acquisition
Equinox, a Luxury Collection Golf Resort & Spa	VT	199	100%	2/17/2016	Resort
		6,290
Unconsolidated Hotels
Hyatt Centric New Orleans French Quarter	LA	254	80%	9/6/2011	Full-service
Marriott Sawgrass Golf Resort & Spa	FL	514	50%	4/1/2015	Resort
Ritz-Carlton Philadelphia	PA	301	60%	5/15/2015	Full-service
Ritz-Carlton Bacara, Santa Barbara (d)	CA	358	40%	9/28/2017	Resort
		1,427
___________

(a)	Includes 250 privately owned villas that participate in the villa/condo rental program at December 31, 2018, of which 229 were available for rent as a result of damage caused by Hurricane Irma.

(b)	CWI 2 owns an interest of approximately 19% in this venture. Also, the number of rooms presented includes 149 condo-hotel units that participate in the villa/condo rental program at December 31, 2018.

(c)	Includes 30 condo-hotel units that participate in the villa/condo rental program at December 31, 2018.

(d)	This investment represents a tenancy-in-common interest; the remaining 60% interest is owned by CWI 2.

CWI 2018 10-K – 32

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

CWI 2018 10-K – 33

The following table presents our comparative results of operations (in thousands):

	Years Ended December 31,
	2018	2017	Change	2017	2016	Change
Hotel Revenues	$613,887	$629,132	$(15,245)	$629,132	$651,095	$(21,963)

Hotel Operating Expenses	531,212	552,486	(21,274)	552,486	557,386	(4,900)

Asset management fees to affiliate and other expenses	15,294	15,454	(160)	15,454	15,468	(14)
Corporate general and administrative expenses	11,602	10,715	887	10,715	11,562	(847)
(Gain) loss on hurricane-related property damage	(1,340)	7,008	(8,348)	7,008	—	7,008
Impairment charges	—	—	—	—	4,112	(4,112)
Acquisition-related expenses	—	—	—	—	3,727	(3,727)
Total Expenses	556,768	585,663	(28,895)	585,663	592,255	(6,592)
Operating income before net gain on sale of real estate	57,119	43,469	13,650	43,469	58,840	(15,371)
Net gain on sale of real estate	31,260	5,164	26,096	5,164	—	5,164
Operating Income	88,379	48,633	39,746	48,633	58,840	(10,207)
Interest expense	(66,597)	(67,004)	407	(67,004)	(65,164)	(1,840)
Equity in (losses) earnings of equity method investments in real estate, net	(1,315)	22,203	(23,518)	22,203	5,232	16,971
Net loss on extinguishment of debt (Note 9)	(511)	(225)	(286)	(225)	(2,268)	2,043
Other income	665	120	545	120	45	75
Income (loss) before income taxes	20,621	3,727	16,894	3,727	(3,315)	7,042
(Provision for) benefit from income taxes	(4,877)	24	(4,901)	24	(3,661)	3,685
Net Income (Loss)	15,744	3,751	11,993	3,751	(6,976)	10,727
(Income) loss attributable to noncontrolling interests	(7,688)	1,177	(8,865)	1,177	(1,777)	2,954
Net Income (Loss) Attributable to CWI Stockholders	$8,056	$4,928	$3,128	$4,928	$(8,753)	$13,681
Supplemental financial measure:(a)
MFFO Attributable to CWI Stockholders	$67,563	$68,717	$(1,154)	$68,717	$83,400	$(14,683)
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

CWI 2018 10-K – 34

Our Same Store Hotels are comprised of our 2012 Acquisitions, 2013 Acquisitions, 2014 Acquisitions, and 2015 Acquisitions, excluding the results of hotels sold, as well as the results for the Hawks Cay Resort, which was closed during portions of 2017 and 2018 due to damage from Hurricane Irma. We have one hotel categorized as a Recently Acquired Hotel, which is our 2016 Acquisition, the Equinox, a Luxury Collection Golf Resort and Spa (the “Equinox”).

The following table sets forth the average occupancy rate, ADR and RevPAR of our Consolidated Hotels for the years ended December 31, 2018, 2017 and 2016 for our Same Store Hotels.

	Years Ended December 31,
Same Store Hotels	2018	2017	2016
Occupancy Rate	78.1%	76.9%	76.6%
ADR	$226.05	$219.97	$221.91
RevPAR	176.46	169.06	169.96

Hotel Revenues

2018 vs. 2017 — For the year ended December 31, 2018 as compared to 2017, hotel revenues decreased by $15.2 million, primarily comprised of: a decrease in revenue as a result of eight properties sold since the first quarter of 2017 totaling $33.1 million and a decrease in revenue from the Hawks Cay Resort of $9.9 million (representing the net impact to revenue after the recognition of business interruption income of $21.0 million). These decreases were partially offset by a net increase in revenue from our Same Store Hotels totaling $29.1 million (representing the net impact to revenue after the recognition of business interruption income of $2.6 million). The net increase in revenue from our Same Store Hotels was largely attributable to an increase in revenue from three hotels: the Ritz-Carlton Key Biscayne, driven by a strong market and impacted both by hurricane displacement and a lack of new hotel supply in the area; the Renaissance Chicago Downtown, driven by stronger city-wide demand and in-house group events; and the Hutton Hotel Nashville, which was undergoing renovation during 2017.

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, hotel revenues decreased by $22.0 million, primarily the result of a decrease in revenue from properties sold during 2017 totaling $14.8 million and a decrease in revenue from the Hawks Cay Resort of $11.6 million due to its closure, partially offset by increases in revenue from our Recently Acquired Hotels and our Same Store Hotels totaling $2.2 million and $2.0 million, respectively.

Hotel Operating Expenses

2018 vs. 2017 — For the year ended December 31, 2018 as compared to 2017, aggregate hotel operating expenses decreased by $21.3 million, primarily comprised of: a decrease in expenses as a result of properties sold since the first quarter of 2017 totaling $26.1 million and a decrease in expenses from the Hawks Cay Resort of $17.8 million, which was partially offset by a net increase in expenses from our Same Store Hotels totaling $22.2 million. The net increase in expenses from our Same Store Hotels was largely attributable to the Ritz-Carlton Key Biscayne, the Renaissance Chicago Downtown and the Hutton Hotel Nashville, consistent with the increases in revenue discussed above.

2017 vs. 2016 —For the year ended December 31, 2017 as compared to 2016, aggregate hotel operating expenses decreased by $4.9 million, primarily the result of a decrease in expenses from properties sold during 2017 totaling $11.6 million and a decrease in expenses from the Hawks Cay Resort of $6.0 million due to its closure, partially offset by increases in expenses from our Same Store Hotels and our Recently Acquired Hotels totaling $9.3 million and $3.0 million, respectively.

Corporate General and Administrative Expenses

2018 vs. 2017 — For the year ended December 31, 2018 as compared to 2017, corporate general and administrative expenses increased by $0.9 million, primarily as a result of increases in overhead reimbursement costs of $0.5 million and professional fees of $0.3 million. Professional fees include legal, accounting and investor-related expenses incurred in the normal course of business.

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

CWI 2018 10-K – 35

(Gain) Loss on Hurricane-Related Property Damage

2018 — During the year ended December 31, 2018, we recognized a gain on hurricane-related property damage of $1.3 million resulting from changes in our estimates of the total aggregate damage incurred at the properties.

2017 — During the year ended December 31, 2017, we recognized a loss on hurricane-related property damage of $7.0 million, representing the property damage insurance deductibles as well as our best estimates at the time of damage to certain hotels that were below the related deductible.

We and CWI 2 maintain insurance on all of our hotels, with an aggregate policy limit of $500.0 million for both property damage and business interruption. Our insurance policies are subject to various terms and conditions, including property damage and business interruption deductibles on each hotel, which range from 2% to 5% of the insured value. We currently estimate our aggregate casualty insurance claim related to Hurricane Irma to be in the range of $60.0 million to $70.0 million (which includes estimated clean up, repair and rebuilding costs) and our aggregate business interruption insurance claim to be in the range of $25.0 million to $35.0 million. As the restoration work continues to be performed, the estimated total costs will change. We believe that we maintain adequate insurance coverage on each of our hotels and are working closely with the insurance carriers and claims adjusters to obtain the maximum amount of insurance recovery provided under the policies. However, we can give no assurances as to the amounts of such claims, the timing of payments or the ultimate resolution of the claims.

We experienced a reduction in revenues as a result of Hurricane Irma, as well as the wildfires in Northern California during 2017 that impacted the Fairmont Sonoma Mission Inn & Spa. Our business interruption insurance covers lost revenue through the period of property restoration and for up to 12 months after the hotels are back to full operations. We have retained consultants to assess our business interruption claims and are currently reviewing our losses with our insurance carriers. We recorded $21.0 million of revenue for covered business interruption related to Hurricane Irma during the year ended December 31, 2018, as well as $1.9 million of revenue for covered business interruption related to Fairmont Sonoma Mission Inn & Spa during the year ended December 31, 2018. No revenue for covered business interruption related to these hotels was recorded during the year ended December 31, 2017. We record revenue for covered business interruption when both the recovery is probable and contingencies have been resolved with the insurance carriers.

Impairment Charges

Where the undiscounted cash flows for an asset are less than the asset’s carrying value when considering and evaluating the various alternative courses of action that may occur, we recognize an impairment charge to reduce the carrying value of the asset to its estimated fair value. Further, when we classify an asset as held for sale, we carry the asset at the lower of its current carrying value or its estimated fair value, less estimated cost to sell. Our impairment charges are more fully described in Note 7.

No impairment charges were recognized during the years ended December 31, 2018 or 2017. During the year ended December 31, 2016, we recognized an impairment charge of $4.1 million to reduce the carrying value of three assets to their estimated fair values (Note 7).

Acquisition-Related Expenses

We expense acquisition-related costs and fees associated with acquisitions of our Consolidated Hotels that are accounted for as business combinations as incurred.

We had no acquisitions during the years ended December 31, 2018 or 2017. During the year ended December 31, 2016, we acquired one Consolidated Hotel and recognized $3.7 million of acquisition-related expenses.

Net Gain on Sale of Real Estate

2018 — During the year ended December 31, 2018, we recognized a net gain on sale of real estate of $31.3 million, comprised of (i) a gain of $12.3 million related to the sale of our 100% ownership interest in the Marriott Boca Raton at Boca Center to an unaffiliated third party for a contractual sales price of $76.0 million in January 2018, (ii) an aggregate gain of $19.6 million related to the sale of our 100% ownership interests in the Hampton Inn Memphis Beale Street and Hampton Inn Atlanta Downtown to an unaffiliated third party for a contractual sales price totaling $63.0 million in February 2018 and (iii) a loss of $0.7 million related to the sale of our 100% ownership in the Staybridge Savannah Historic District to an unaffiliated third party for a contractual sales price of $22.0 million in September 2018 (Note 4).

CWI 2018 10-K – 36

2017 — During the year ended December 31, 2017, we recognized a net gain on sale of real estate of $5.2 million, comprised of (i) a gain of $5.5 million related to the sale of our 100% ownership interest in the Hampton Inn Boston Braintree to an unaffiliated third party for a contractual sales price of $19.0 million during the second quarter of 2017, partially offset by (ii) a loss of $0.4 million, in the aggregate, related to the sale of our 100% ownership interests in the Hampton Inn Frisco Legacy Park, the Hampton Inn Birmingham Colonnade and the Hilton Garden Inn Baton Rouge Airport to an unaffiliated third party for a contractual sales price totaling $33.0 million during the first quarter of 2017 (Note 4).

Equity in (Losses) Earnings of Equity Method Investments in Real Estate, Net

Equity in (losses) earnings of equity method investments in real estate, net represents earnings from our equity investments in Unconsolidated Hotels recognized in accordance with each investment agreement and based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period (Note 5). We are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds the estimated fair value and is determined to be other than temporary. No other-than-temporary impairment charges were recognized during the years ended December 31, 2018, 2017 or 2016.

The following table sets forth our share of equity in (losses) earnings from our Unconsolidated Hotels, which are based on the hypothetical liquidation at book value (“HLBV”) method, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Years Ended December 31,
	2018	2017	2016
Ritz-Carlton Bacara, Santa Barbara (a)	$(4,879)	$(2,824)	$—
Hyatt Centric French Quarter Venture (b)	2,072	776	701
Marriott Sawgrass Golf Resort & Spa Venture (c)	1,971	(761)	629
Ritz-Carlton Philadelphia Venture (d)	(985)	2,710	3,042
Westin Atlanta Venture (e)	506	22,302	860
Total equity in (losses) earnings of equity method investments in real estate, net	$(1,315)	$22,203	$5,232
___________

(a)
We acquired our 40% tenancy-in-common interest in this venture on September 28, 2017 (Note 5). The results for the year ended December 31, 2017 above represent data from its acquisition date through December 31, 2017 and include pre-opening and hotel rebranding expenses.

(b)	The increase in our share of equity in earnings for the year ended December 31, 2018 as compared to 2017 was primarily a result of an increase in distributions to us by the venture.

(c)
The results for the year ended December 31, 2017 represent financial results largely impacted by Hurricane Irma and therefore are not comparable to the year ended December 31, 2018. The venture recognized a $2.7 million hurricane loss during the year ended December 31, 2017, of which our share was $1.3 million.

(d)	The results for the year ended December 31, 2018 included the full net loss of the venture.

(e)
On October 19, 2017, the venture sold the Westin Atlanta Perimeter North to an unaffiliated third-party. The results for the year ended December 31, 2017 represent data through the date of sale of this investment and include a gain on sale of our investment of $21.6 million (Note 5). Our share of equity in earnings during the year ended December 31, 2018 was the result of additional cash distributions received in 2018 in connection with the disposition.

Net Loss on Extinguishment of Debt

2018 — During the year ended December 31, 2018, we recognized a net loss on extinguishment of debt of $0.5 million. During the third quarter of 2018, we defeased the mortgage loan related to the Staybridge Suites Savannah Historic District in connection with the disposition of the hotel (Note 4), and during the second quarter of 2018, we refinanced senior mortgage and mezzanine loans related to the Ritz-Carlton Fort Lauderdale (Note 9).

2017 — During the year ended December 31, 2017, we recognized a loss on extinguishment of debt of $0.2 million, related to the termination of a senior credit facility and the refinancing of three non-recourse mortgage loans (Note 9).

CWI 2018 10-K – 37

2016 — During the year ended December 31, 2016, we recognized a net loss on extinguishment of debt of 2.3 million, primarily related to the refinancing of three non-recourse mortgage loans.

(Provision for) Benefit from Income Taxes

2018 vs. 2017 — For the year ended December 31, 2018, we recognized a provision for income taxes of $4.9 million compared to a benefit from income taxes of less than $0.1 million for the year ended December 31, 2017. This change was primarily the result of pre-tax income from our TRSs during 2018 as compared to pre-tax losses during 2017 due to the changes in revenues and expenses described above.

2017 vs. 2016 — For the year ended December 31, 2017, we recognized a benefit from income taxes of less than $0.1 million compared to a provision for income taxes of $3.7 million for the year ended December 31, 2016. This change was primarily the result of pre-tax losses from our TRSs during 2017 as compared to pre-tax income during 2016 due to the changes in revenues and expenses described above.

(Income) Loss Attributable to Noncontrolling Interests

The following table sets forth our (income) loss attributable to noncontrolling interests (in thousands):

	Years Ended December 31,
Venture	2018	2017	2016
Ritz-Carlton Key Biscayne Venture (a)	$(1,919)	$8,828	$8,190
Sheraton Austin Hotel at the Capitol Venture	(624)	(733)	(792)
Ritz-Carlton Fort Lauderdale Venture (b)	(3)	613	184
Hilton Garden Inn New Orleans French Quarter/CBD Venture	—	(72)	(210)
Fairmont Sonoma Mission Inn & Spa Venture (c)	—	—	296
Operating Partnership — Available Cash Distribution (Note 3)	(5,142)	(7,459)	(9,445)
	$(7,688)	$1,177	$(1,777)
___________

(a)
During the years ended December 31, 2017 and 2016, the losses attributable to noncontrolling interests were largely the result of a decline in our external joint venture partners capital under the HLBV method of accounting, which as of December 31, 2017, was zero. During the year ended December 31, 2018, the income attributable to noncontrolling interests was largely the result of the operating results of the venture.

(b)
The results for the year ended December 31, 2018 reflect an improvement in the performance of the hotel during 2018 as compared to 2017. The results for the year ended December 31, 2017 were negatively impacted by Hurricane Irma during the third quarter of 2017.

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

2018 vs. 2017 — For the year ended December 31, 2018 as compared to 2017, MFFO decreased by $1.2 million, primarily reflecting the impact of our 2017 and 2018 disposition activity, partially offset by business interruption income received, a decrease in the Available Cash Distribution when compared to 2017 and the impact from our acquisition of the Ritz-Carlton Bacara, Santa Barbara Venture, which was acquired during the third quarter of 2017.

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, MFFO decreased by $14.7 million, primarily the result of both hurricane-related and renovation-related disruption at several of our hotels, as well as our 2017 disposition activity.

CWI 2018 10-K – 38

Liquidity and Capital Resources

Our principal demands for funds will be for the payment of operating expenses, interest and principal on current and future indebtedness, including the WPC Credit Facility, and distributions to stockholders. Liquidity is affected adversely by unanticipated costs and greater-than-anticipated operating expenses. We expect to meet our liquidity requirements from cash generated from operations. To the extent that these funds are insufficient to satisfy our cash flow requirements, additional funds may be provided from asset sales, long- and/or short-term borrowings, and proceeds from mortgage financings or refinancings.

Sources and Uses of Cash During the Year

We have fully invested the proceeds from both our initial public offering and follow-on offering. We use the cash flow generated from hotel operations to meet our normal recurring operating expenses, service debt and fund distributions to our shareholders. Our cash flows fluctuate from period to period due to a number of factors, including the financial and operating performance of our hotels, the timing of purchases or dispositions of hotels, the timing and characterization of distributions from equity method investments in hotels and the seasonality in the demand for our hotels. Also, hotels we invest in may undergo renovations, during which they may experience disruptions, possibly resulting in reduced revenue and operating income. Despite these fluctuations, we believe that we will continue to generate sufficient cash from operations and from our equity method investments to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, proceeds available under our Working Capital Facility prior to its expiration on December 31, 2019 (Note 3), the proceeds of mortgage loans, sales of assets or distributions reinvested in our common stock through our DRIP. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

2018

Operating Activities — For the year ended December 31, 2018 as compared to 2017, net cash provided by operating activities decreased by $37.1 million, primarily attributable to a decrease in the total distribution of earnings received from our equity method investments of $18.6 million (which was largely the result of the sale of the Westin Atlanta Perimeter North) and an increase to funds spent on remediation work that resulted from hurricane and fire related damage at certain of our hotels of $8.5 million during 2018 as compared to 2017.

Investing Activities — Net cash provided by investing activities for the year ended December 31, 2018 was $112.6 million, primarily as a result of:

•
aggregate proceeds of $156.6 million from the sale of four properties, comprised of (i) $73.5 million of proceeds received from the sale of the Marriott Boca Raton at Boca Center, (ii) $61.8 million of total proceeds received from the sale of the Hampton Inn Memphis Beale Street and Hampton Inn Atlanta Downtown, and (iii) $21.3 million of proceeds received from the sale of the Staybridge Suites Savannah Historic District (Note 4);

•	$15.6 million of insurance proceeds received primarily related to damage sustained as a result of Hurricane Irma at the Hawks Cay Resort; and

•	distributions received from equity investments in excess of cumulative equity income totaling $14.2 million.

The amounts above were partially offset by the funding of $73.4 million of capital expenditures for our Consolidated Hotels.

CWI 2018 10-K – 39

Financing Activities — Net cash used in financing activities for the year ended December 31, 2018 was $206.7 million, primarily as a result of:

•
scheduled payments and prepayments of mortgage financing totaling $170.4 million, including prepayments totaling $156.3 million in connection with the hotels sold during 2018 and the refinancing of two loans related to the Ritz-Carlton Fort Lauderdale during the second quarter of 2018;

•	cash distributions paid to stockholders aggregating $79.0 million;

•	repayments towards the WPC Credit Facility totaling $37.0 million; and

•	redemptions of our common stock pursuant to our redemption plan totaling $37.3 million.

The amounts above were partially offset by proceeds of $75.3 million from the refinancing of the two Ritz-Carlton Fort Lauderdale loans, the reinvestment of distributions in shares of our common stock through our DRIP totaling $43.9 million, and borrowings under the WPC Credit Facility of $10.0 million.

2017

Operating Activities — For the year ended December 31, 2017 as compared to 2016, net cash provided by operating activities increased by $35.6 million, primarily as a result of proceeds from the gain on sale of the Westin Atlanta Perimeter North of $21.6 million, the payment of $14.5 million of asset management fees to our Advisor in shares rather than in cash as in the prior year and business interruption insurance advances of $9.0 million, partially offset by a decrease in net cash flow from hotel operations during 2017 as compared to 2016.

Investing Activities — Net cash used in investing activities for the year ended December 31, 2017 was $66.8 million, primarily as a result of the purchase of our tenancy-in-common interest in the Ritz-Carlton Bacara, Santa Barbara totaling $64.3 million and the funding of $49.1 million of capital expenditures for our Consolidated Hotels.

The amounts above were partially offset by:

•
aggregate proceeds of $23.1 million from the sale of four properties comprised of $5.4 million of proceeds received from the sale of our 100% ownership interests in the Hampton Inn Frisco Legacy Park, the Hampton Inn Birmingham Colonnade and the Hilton Garden Inn Baton Rouge Airport to an unaffiliated third party (that is net of the outstanding non-recourse debt assumed by the seller at closing totaling $26.5 million) and $17.7 million from the sale of our 100% ownership interest in the Hampton Inn Boston Braintree to an unaffiliated third party

•	hurricane-related property insurance proceeds of $12.3 million; and

•	distributions received from equity investments in excess of cumulative equity income totaling $12.5 million.

Financing Activities — Net cash used in financing activities for the year ended December 31, 2017 was $41.1 million, primarily as a result of:

•
scheduled payments and prepayments of mortgage financing totaling $94.1 million, including the $11.7 million prepayment of the Hampton Inn Boston Braintree mortgage in connection with the sale of the property;

•	cash distributions paid to stockholders aggregating $77.7 million;

•	redemptions of our common stock pursuant to our redemption plan totaling $33.0 million;

•	payments totaling $29.2 million to WPC comprised of $14.2 million towards the Bridge Loan and $15.0 million towards the Working Capital Facility;

•	the repayment of a senior credit facility totaling $22.8 million; and

•	distributions to noncontrolling interest totaling $9.8 million.

The amounts above were partially offset by:

•
proceeds totaling $97.8 million from WPC, comprised of borrowings under the Bridge Loan and WPC Line of Credit (which was replaced by the Working Capital Facility) of $75.0 million and $22.8 million, respectively, with the borrowings under the WPC Line of Credit used to repay in full, and terminate, the senior credit facility as noted above;

•	refinancing three mortgages totaling $84.5 million; and

•	the reinvestment of distributions in shares of our common stock through our DRIP totaling $45.2 million.

CWI 2018 10-K – 40

Distributions

Our current objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to manage a portfolio of investments with potential for capital appreciation throughout varying economic cycles. For the year ended December 31, 2018, we paid distributions to stockholders totaling $79.0 million, which were comprised of cash distributions of $35.1 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $43.9 million. From inception through December 31, 2018, we declared distributions, excluding distributions paid in shares of our common stock, to stockholders totaling $381.3 million, which were comprised of cash distributions of $156.7 million and $224.6 million of distributions that were reinvested by stockholders in shares of our common stock pursuant to our DRIP.

We believe that FFO, a non-GAAP measure, is an appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or our Cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our public offerings and there can be no assurance that our FFO or our Cash flow from operations will be sufficient to cover our future distributions. Our distribution coverage using FFO was approximately 77% of total distributions declared for the year ended December 31, 2018, with the balance funded with proceeds from other sources of cash, such as financings, borrowings or the sale of assets. We fully covered total distributions declared for the year ended December 31, 2018 using Net cash provided by operating activities.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the year ended December 31, 2018, we redeemed 3,769,601 shares of our common stock pursuant to our redemption plan, comprised of 912 redemptions requests at an average price per share of $9.90. As of the date of this Report, we have fulfilled all of the valid redemption requests that we received during the year ended December 31, 2018. We funded all share redemptions during the year ended December 31, 2018 with proceeds from the sale of shares of our common stock pursuant to our DRIP.

CWI 2018 10-K – 41

Summary of Financing

The table below summarizes our non-recourse debt, net and WPC Credit Facility (dollars in thousands):

	December 31,
	2018	2017
Carrying Value
Fixed rate (a)	$1,026,451	$1,082,367
Variable rate:
WPC Credit Facility — Bridge Loan (Note 3)	40,802	60,802
WPC Credit Facility — Working Capital Facility (Note 3)	835	7,835
Non-recourse debt (a):
Amount subject to interest rate cap	285,067	265,954
Amount subject to floating interest rate	14,496	25,444
Amount subject to interest rate swap	—	47,148
	341,200	407,183
	$1,367,651	$1,489,550
Percent of Total Debt
Fixed rate	75%	73%
Variable rate	25%	27%
	100%	100%
Weighted-Average Interest Rate at End of Year
Fixed rate	4.3%	4.3%
Variable rate (b)	5.3%	4.3%
___________

(a)	Aggregate debt balance includes deferred financing costs totaling $6.6 million and $7.3 million as of December 31, 2018 and 2017, respectively.

(b)	The impact of our derivative instruments (Note 8) is reflected in the weighted-average interest rates.

Lake Arrowhead Resort and Spa

The $14.5 million outstanding mortgage loan on Lake Arrowhead Resort and Spa matured on February 28, 2019; we have not paid off the outstanding principal balance, although all required debt service through the date of this Report has continued to be paid on time. We are currently in discussions with the lender to amend the terms of the loan agreement, including, but not limited to, extending the maturity date, although there can be no assurance that we will be able to do so on favorable terms, if at all.

Covenants

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage and debt yield ratios. Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and could be triggered by the lender under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a lender requires that we enter into a cash management agreement, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. Except as discussed below, at December 31, 2018, we were in compliance with the applicable covenants for each of our mortgage loans.

At March 31, 2018, the minimum debt service coverage ratio for the Courtyard Pittsburgh Shadyside was not met; this ratio was still not met as of December 31, 2018.

CWI 2018 10-K – 42

At September 30, 2018, the minimum debt service coverage ratio for the Westin Minneapolis was not met and we entered into a cash management agreement that permits the lender to sweep the excess cash flow from the hotel. As of December 31, 2018, this ratio was still not met and the cash management agreement remained in effect.

At September 30, 2018, the minimum debt service coverage ratio for the Equinox, a Luxury Collection Golf Resort & Spa, was not met; this ratio was still not met as of December 31, 2018.

At December 31, 2018, the minimum debt yield ratio for the Sanderling Resort was not met; therefore, beginning in March 2019, the loan began to amortize in an amount equal to the original loan amount over a twenty-five year period and will continue to amortize until such time as the minimum debt yield ratio is met.

Cash Resources

At December 31, 2018, our cash resources consisted of cash totaling $66.6 million, of which $23.7 million was designated as hotel operating cash. We also had the $25.0 million Working Capital Facility, of which $24.2 million remained available to be drawn at December 31, 2018. Our cash resources can be used for working capital needs, debt service and other commitments, such as the renovation commitments noted below.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include (i) paying distributions to our stockholders, (ii) fulfilling our renovation commitments (Note 10), (iii) funding hurricane-related repair and remediation costs in excess of insurance proceeds received, (iv) funding lease commitments, (v) making scheduled mortgage loan principal payments, including (a) scheduled balloon payments totaling $91.5 million on mortgage loans on three Consolidated Hotels, and (b) our share of balloon payments scheduled for mortgage loans on two Unconsolidated Hotel totaling $63.1 million, and (vi) paydown of the Bridge Loan totaling $40.8 million, as well as other normal recurring operating expenses. We currently intend to refinance the scheduled balloon payments, although there can be no assurance that we will be able to do so on favorable terms, if at all.

We expect to use cash generated from operations, the Working Capital Facility, mortgage financing and cash received from dispositions of properties to fund these cash requirements in addition to amounts held in escrow to fund our renovation commitments.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. At December 31, 2018 and 2017, $37.9 million and $32.9 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures.

CWI 2018 10-K – 43

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations (primarily our capital commitments and lease obligations) at December 31, 2018 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — Principal (a) (b)	$1,332,578	$110,809	$800,796	$370,722	$50,251
Interest on borrowings (c)	163,434	60,307	85,253	17,046	828
WPC Credit Facility (Bridge Loan) — Principal	40,802	40,802	—	—	—
WPC Credit Facility (Working Capital Facility) — Principal	835	835	—	—	—
Operating and other lease commitments (d)	834,596	4,934	9,414	8,942	811,306
Contractual capital commitments (e)	21,409	12,071	9,338	—	—
Asset retirement obligation, net (f)	1,540	—	—	—	1,540
	$2,395,194	$229,758	$904,801	$396,710	$863,925
___________

(a)	Excludes deferred financing costs totaling $6.6 million.

(b)
Total Non-recourse debt — Principal due in less than one year includes $91.5 million of scheduled balloon payments on three consolidated mortgage loans. We currently intend to refinance these mortgage loans, although there can be no assurance that we will be able to do so on favorable terms, if at all.

(c)	For variable-rate debt, interest on borrowings is calculated using the swapped or capped interest rate, when in effect.

(d)
Operating and other lease commitments consist of rent obligations under ground leases and our share of future rents payable pursuant to the Advisory Agreement for the purpose of leasing office space used for the administration of real estate entities. At December 31, 2018, this balance primarily related to our commitments on ground leases for two hotels, which expire in 2087 and 2099 and have rent obligations consistently increasing throughout their respective terms; therefore, the most significant commitments occur near the conclusion of the leases.

(e)
Capital commitments represent our remaining contractual renovation commitments at our Consolidated Hotels, which does not reflect any renovation work to be undertaken as a result of Hurricane Irma (Note 10).

(f)	Represents the estimated future obligation for the removal of asbestos and environmental waste in connection with three of our hotels upon the retirement or sale of the asset.

Equity Method Investments

We owned equity interests in four Unconsolidated Hotels, two with unrelated third parties and two with CWI 2. Our ownership interest and summarized financial information for these investments at December 31, 2018 is presented below. Any cash requirements with respect to our share of these debt obligations are discussed above under Cash Requirements. Summarized financial information provided represents the total amounts attributable to the investments and does not represent our proportionate share (dollars in thousands):

	Ownership Interest at		Total Third-	Third-Party Debt
Venture	December 31, 2018	Total Assets	Party Debt	Maturity Date
Hyatt Centric French Quarter Venture	80%	$44,530	$30,484	8/2019
Marriott Sawgrass Golf Resort & Spa Venture	50%	145,202	77,998	11/2019
Ritz-Carlton Bacara, Santa Barbara Venture	40%	382,479	227,535	9/2021
Ritz-Carlton Philadelphia Venture	60%	98,652	64,210	2/2023
		$670,863	$400,227

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

CWI 2018 10-K – 44

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

Critical Accounting Estimates

Our significant accounting policies are described in Note 2. Many of these accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. Those accounting policies that require significant estimation and/or judgment are described under Critical Accounting Policies and Estimates in Note 2. The recent accounting changes that may potentially impact our business are described under Recent Accounting Requirements in Note 2.

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

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as restated in December 2018. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, impairment charges on real estate, and depreciation and amortization from real estate assets; and after adjustments for unconsolidated partnerships and jointly-owned investments. Adjustments for unconsolidated partnerships and jointly-owned investments are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above. However, NAREIT’s definition of FFO does not distinguish between the conventional method of equity accounting and the HLBV method of accounting for unconsolidated partnerships and jointly-owned investments.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are

CWI 2018 10-K – 45

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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect subsequent to the establishment of NAREIT’s definition of FFO. Management believes these cash-settled expenses, such as acquisition fees that are typically accounted for as operating expenses, do not affect our overall long-term operating performance. Publicly registered, non-traded REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-traded REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. We intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets or another similar transaction) not later than six years following the conclusion of our initial public offering, which occurred on September 15, 2013. Thus, we intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-traded REITs, the Institute for Portfolio Alternatives (formerly known as the Investment Program Association) (“IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-traded REITs and which we believe to be another appropriate non-GAAP measure to reflect the operating performance of a non-traded REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance now that our offering has been completed and once essentially all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-traded REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance, with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

CWI 2018 10-K – 46

We define MFFO consistent with the IPA’s Practice Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”), issued by the IPA in November 2010. This Practice Guideline defines MFFO as FFO further adjusted for the following items included in the determination of GAAP net income, as applicable: acquisition fees and expenses; accretion of discounts and amortization of premiums on debt investments; where applicable, payments of loan principal made by our equity investees accounted for under the hypothetical liquidation model where such payments reduce our equity in earnings of equity method investments in real estate, nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, derivatives or securities holdings, where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for Consolidated and Unconsolidated Hotels, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses that are unrealized and may not ultimately be realized.

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

Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-traded REITs, which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that MFFO and the adjustments used to calculate it allow us to present our performance in a manner that takes into account certain characteristics unique to non-traded REITs, such as their limited life, defined acquisition period and targeted exit strategy, and is therefore a useful measure for investors. For example, acquisition costs are generally funded from the proceeds of our offering and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

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

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-traded REIT industry and we would have to adjust our calculation and characterization of FFO and MFFO accordingly.

CWI 2018 10-K – 47

FFO and MFFO were as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Net income (loss) attributable to CWI stockholders	$8,056	$4,928	$(8,753)
Adjustments:
Depreciation and amortization of real property	77,459	82,062	80,950
Net gain on sale of real estate	(31,260)	(5,164)	—
Proportionate share of adjustments for partially owned entities — FFO adjustments	6,626	(1,620)	(3,202)
Gain on sale of equity investment	—	(21,625)	—
Impairment charges	—	—	4,112
Total adjustments	52,825	53,653	81,860
FFO attributable to CWI stockholders (as defined by NAREIT)	60,881	58,581	73,107
Straight-line and other rent adjustments	6,200	5,417	5,491
(Gain) loss on hurricane-related property damage (a)	(1,340)	7,008	—
Proportionate share of adjustments for partially owned entities — MFFO adjustments	1,311	(2,514)	684
Net loss on extinguishment of debt	511	225	2,268
Acquisition expenses (b)	—	—	3,727
Fair market value adjustments	—	—	(1,877)
Total adjustments	6,682	10,136	10,293
MFFO attributable to CWI stockholders	$67,563	$68,717	$83,400
___________

(a)	We excluded the (gain) loss on hurricane-related property damage (which does not include business interruption income) because of its non-recurring nature.

(b)
In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-traded REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income, which is a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses, and other costs related to the property.

CWI 2018 10-K – 48

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

At December 31, 2018, all of our debt bore interest at fixed rates, was swapped to a fixed rate or was subject to an interest rate cap, with the exception of the Bridge Loan and Working Capital Facility, which had outstanding balances of $40.8 million and $0.8 million, respectively, as well as one mortgage loan with an outstanding balance of $14.5 million. Our debt obligations are more fully described in Note 9 and under Liquidity and Capital Resources in Item 7 above. The following table presents principal cash outflows for our Consolidated Hotels based upon expected maturity dates of our long-term debt obligations outstanding at December 31, 2018 and excludes deferred financing costs (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Fixed-rate debt	$92,158	$58,623	$458,253	$244,104	$126,618	$50,251	$1,030,007	$1,012,990
Variable-rate debt (a)	$18,651	$164,730	$119,190	$—	$—	$—	$302,571	$303,687
___________

(a)
Excludes $40.8 million and $0.8 million outstanding under the Bridge Loan and Working Capital Facility, respectively, from WPC (Note 3). Unless the Advisory Agreement is terminated, the Bridge Loan and Working Capital Facility, as amended, are currently scheduled to mature on June 30, 2019 and December 31, 2019, respectively.

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to an interest rate cap, is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at December 31, 2018 by an aggregate increase of $32.1 million or an aggregate decrease of $31.8 million, respectively. Annual interest expense on our variable-rate debt that is subject to an interest rate cap at December 31, 2018 would increase or decrease by $2.3 million for each respective 1% change in annual interest rates.

CWI 2018 10-K – 49

Item 8. Financial Statements and Supplementary Data.

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

CWI 2018 10-K – 50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Carey Watermark Investors Incorporated:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Carey Watermark Investors Incorporated and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP
New York, NY
March 15, 2019

We have served as the Company's auditor since 2008.

CWI 2018 10-K – 51

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets
Investments in real estate:
Hotels, at cost	$2,175,975	$2,172,740
Accumulated depreciation	(266,323)	(227,616)
Net investments in hotels	1,909,652	1,945,124
Equity investments in real estate	112,715	131,344
Cash and cash equivalents	66,593	47,994
Intangible assets, net	76,671	78,386
Restricted cash, inclusive of $0 and $3,293, respectively, attributable to Assets held for sale	54,537	84,382
Accounts receivable, net	36,884	38,359
Other assets	23,092	29,208
Assets held for sale	—	105,124
Total assets	$2,280,144	$2,459,921
Liabilities and Equity
Non-recourse debt, net, including debt attributable to Assets held for sale (Note 4)	$1,326,014	$1,420,913
WPC Credit Facility	41,637	68,637
Accounts payable, accrued expenses and other liabilities	128,955	136,343
Due to related parties and affiliates	6,258	3,611
Distributions payable	19,898	19,640
Other liabilities held for sale	—	2,889
Total liabilities	1,522,762	1,652,033
Commitments and contingencies (Note 10)
Common stock, $0.001 par value; 300,000,000 shares authorized; 139,627,375 and 137,826,503 shares, respectively, issued and outstanding	140	138
Additional paid-in capital	1,174,887	1,153,652
Distributions and accumulated losses	(471,130)	(399,884)
Accumulated other comprehensive loss	(286)	(455)
Total stockholders’ equity	703,611	753,451
Noncontrolling interests	53,771	54,437
Total equity	757,382	807,888
Total liabilities and equity	$2,280,144	$2,459,921

See Notes to Consolidated Financial Statements.

CWI 2018 10-K – 52

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2018	2017	2016
Revenues
Hotel Revenues
Rooms	$385,189	$415,733	$437,051
Food and beverage	159,020	160,763	159,765
Other operating revenue	46,099	52,636	54,279
Business interruption income	23,579	—	—
Total Hotel Revenues	613,887	629,132	651,095
Expenses
Rooms	88,761	92,676	94,472
Food and beverage	112,708	114,840	112,928
Other hotel operating expenses	26,400	28,395	29,328
Property taxes, insurance, rent and other	62,586	64,099	66,788
Sales and marketing	57,763	60,702	62,578
General and administrative	53,417	56,066	55,038
Repairs and maintenance	19,857	20,562	20,921
Management fees	17,849	17,075	18,190
Utilities	14,701	16,242	16,445
Depreciation and amortization	77,170	81,829	80,698
Total Hotel Operating Expenses	531,212	552,486	557,386
Asset management fees to affiliate and other expenses	15,294	15,454	15,468
Corporate general and administrative expenses	11,602	10,715	11,562
(Gain) loss on hurricane-related property damage	(1,340)	7,008	—
Impairment charges	—	—	4,112
Acquisition-related expenses	—	—	3,727
Total Expenses	556,768	585,663	592,255
Operating income before net gain on sale of real estate	57,119	43,469	58,840
Net gain on sale of real estate	31,260	5,164	—
Operating Income	88,379	48,633	58,840
Interest expense	(66,597)	(67,004)	(65,164)
Equity in (losses) earnings of equity method investments in real estate, net	(1,315)	22,203	5,232
Net loss on extinguishment of debt (Note 9)	(511)	(225)	(2,268)
Other income	665	120	45
Income (loss) before income taxes	20,621	3,727	(3,315)
(Provision for) benefit from income taxes	(4,877)	24	(3,661)
Net Income (Loss)	15,744	3,751	(6,976)
(Income) loss attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $5,142, $7,459 and $9,445, respectively)	(7,688)	1,177	(1,777)
Net Income (Loss) Attributable to CWI Stockholders	$8,056	$4,928	$(8,753)

Basic and Diluted Income (Loss) Per Share	$0.06	$0.04	$(0.07)
Basic and Diluted Weighted-Average Shares Outstanding	139,376,034	137,060,359	134,646,021

See Notes to Consolidated Financial Statements.

CWI 2018 10-K – 53

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Net Income (Loss)	$15,744	$3,751	$(6,976)
Other Comprehensive Income
Unrealized gain on derivative instruments	158	691	308
Comprehensive Income (Loss)	15,902	4,442	(6,668)

Amounts Attributable to Noncontrolling Interests
Net (income) loss	(7,688)	1,177	(1,777)
Unrealized loss (gain) on derivative instruments	11	(18)	372
Comprehensive (income) loss attributable to noncontrolling interests	(7,677)	1,159	(1,405)
Comprehensive Income (Loss) Attributable to CWI Stockholders	$8,225	$5,601	$(8,073)

See Notes to Consolidated Financial Statements.

CWI 2018 10-K – 54

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2018, 2017 and 2016
(in thousands, except share and per share amounts)

	CWI Stockholders
	Shares	Common Stock	Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CWI Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at January 1, 2018	137,826,503	$138	$1,153,652	$(399,884)	$(455)	$753,451	$54,437	$807,888
Net income				8,056		8,056	7,688	15,744
Shares issued, net of offering costs	4,179,510	4	43,865			43,869		43,869
Shares issued to affiliates	1,354,701	2	14,233			14,235		14,235
Distributions to noncontrolling interests						—	(8,343)	(8,343)
Shares issued under share incentive plans	18,971	—	278			278		278
Stock-based compensation to directors	17,291	—	180			180		180
Distributions declared ($0.5700 per share)				(79,302)		(79,302)		(79,302)
Other comprehensive income (loss)					169	169	(11)	158
Repurchase of shares	(3,769,601)	(4)	(37,321)			(37,325)		(37,325)
Balance at December 31, 2018	139,627,375	$140	$1,174,887	$(471,130)	$(286)	$703,611	$53,771	$757,382

Balance at January 1, 2017	135,379,038	$135	$1,125,835	$(326,748)	$(1,128)	$798,094	$65,163	$863,257
Net income (loss)				4,928		4,928	(1,177)	3,751
Shares issued, net of offering costs	4,205,719	4	45,156			45,160		45,160
Shares issued to affiliates	1,419,240	2	15,295			15,297		15,297
Contributions from noncontrolling interests						—	200	200
Distributions to noncontrolling interests						—	(9,767)	(9,767)
Shares issued under share incentive plans	23,710	—	199			199		199
Stock-based compensation to directors	16,667	—	180			180		180
Distributions declared ($0.5700 per share)				(78,064)		(78,064)		(78,064)
Other comprehensive income					673	673	18	691
Repurchase of shares	(3,217,871)	(3)	(33,013)			(33,016)		(33,016)
Balance at December 31, 2017	137,826,503	$138	$1,153,652	$(399,884)	$(455)	$753,451	$54,437	$807,888

(Continued)

CWI 2018 10-K – 55

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
Years Ended December 31, 2018, 2017 and 2016
(in thousands, except share and per share amounts)

	CWI Stockholders
	Shares	Common Stock	Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CWI Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at January 1, 2016	132,686,254	$134	$1,112,640	$(241,379)	$(885)	$870,510	$84,937	$955,447
Net (loss) income				(8,753)		(8,753)	1,777	(6,976)
Shares issued, net of offering costs	4,377,404	4	46,252			46,256		46,256
Distributions to noncontrolling interests						—	(17,005)	(17,005)
Shares issued under share incentive plans	24,664	—	262			262		262
Stock-based compensation to directors	16,886	—	180			180		180
Purchase of membership interest from noncontrolling interest			(16,024)		(923)	(16,947)	(4,174)	(21,121)
Distributions declared ($0.5700 per share)				(76,616)		(76,616)		(76,616)
Other comprehensive income (loss)					680	680	(372)	308
Repurchase of shares	(1,726,170)	(3)	(17,475)			(17,478)		(17,478)
Balance at December 31, 2016	135,379,038	$135	$1,125,835	$(326,748)	$(1,128)	$798,094	$65,163	$863,257

See Notes to Consolidated Financial Statements.

CWI 2018 10-K – 56

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash Flows — Operating Activities
Net income (loss)	$15,744	$3,751	$(6,976)
Adjustments to net income (loss):
Depreciation and amortization	77,170	81,829	80,698
Net gain on sale of real estate (Note 4)	(31,260)	(5,164)	—
Business interruption income	(23,579)	—	—
Asset management fees to affiliates settled in shares	14,136	14,499	—
Straight-line rent adjustments	6,030	5,247	5,309
Amortization of deferred financing costs, fair market value of debt and other	3,014	2,959	1,489
(Gain) loss on hurricane-related property damage	(1,340)	7,008	—
Equity in losses (earnings) of equity method investments in real estate, net	1,315	(22,203)	(5,232)
Amortization of stock-based compensation expense	558	505	558
Net loss on extinguishment of debt (Note 9)	511	222	2,268
Impairment charges (Note 7)	—	—	4,112
Business interruption insurance proceeds	14,446	9,134	—
Funding of hurricane/fire-related remediation work	(10,746)	(2,248)	—
Insurance proceeds for remediation work due to hurricane/fire damage	5,555	5,991	—
Net changes in other operating assets and liabilities	5,521	(4,090)	(1,977)
Distributions of earnings from equity method investments	3,788	22,390	4,122
Increase (decrease) in due to related parties and affiliates	1,935	106	(1,087)
Receipt of key money and other deferred incentive payments	58	66	1,075
Net Cash Provided by Operating Activities	82,856	120,002	84,359
Cash Flows — Investing Activities
Proceeds from sale of real estate investments (Note 4)	156,646	23,081	—
Capital expenditures	(73,393)	(49,091)	(65,634)
Hurricane/fire-related property insurance proceeds	15,556	12,311	—
Distributions received from equity investments in excess of cumulative equity income	14,238	12,462	5,491
Capital contributions to equity investments in real estate	(732)	(1,618)	—
Repayments of loan receivable	312	273	—
Purchase of equity interest (Note 5)	—	(64,267)	—
Acquisitions of hotels	—	—	(75,263)
Deposits released for hotel investments	—	—	5,718
Funding of loan receivable	—	—	(875)
Net Cash Provided by (Used in) Investing Activities	112,627	(66,849)	(130,563)
Cash Flows — Financing Activities
Scheduled payments and prepayments of mortgage principal	(170,425)	(94,066)	(293,924)
Distributions paid	(79,045)	(77,716)	(76,233)
Proceeds from mortgage financing	75,250	84,500	403,500
Net proceeds from issuance of shares	43,868	45,160	46,257
Repurchase of shares	(37,321)	(33,016)	(17,478)
Repayment of note payable to affiliate	(37,000)	(29,198)	—
Proceeds from note payable to affiliate	10,000	97,835	—
Distributions to noncontrolling interests	(8,343)	(9,767)	(17,005)
Deferred financing costs	(2,320)	(1,919)	(4,163)
Debt extinguishment costs	(511)	—	(4,529)
Scheduled payments of loan	(413)	(315)	(76)
Purchase of interest rate caps	(369)	(11)	(74)
Withholding on restricted stock units	(100)	(126)	(116)
Repayment of senior credit facility	—	(22,785)	(27,215)
Deposits released for mortgage financing	—	1,610	4,080
Deposits for mortgage financing	—	(1,510)	(1,970)
Contributions from noncontrolling interests	—	200	—
Proceeds from senior credit facility	—	—	30,000
Purchase of membership interest from noncontrolling interest (Note 11)	—	—	(21,121)
Termination of interest rate swap	—	—	(1,221)
Proceeds from loan	—	—	1,000
Net Cash (Used in) Provided by Financing Activities	(206,729)	(41,124)	19,712
Change in Cash and Cash Equivalents and Restricted Cash During the Year
Net (decrease) increase in cash and cash equivalents and restricted cash	(11,246)	12,029	(26,492)
Cash and cash equivalents and restricted cash, beginning of year	132,376	120,347	146,839
Cash and cash equivalents and restricted cash, end of year	$121,130	$132,376	$120,347

CWI 2018 10-K – 57

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

Supplemental Cash Flow Information (in thousands):

	Years Ended December 31,
	2018	2017	2016
Interest paid, net of amounts capitalized	$61,295	$63,556	$62,754
Income taxes paid	$2,312	$3,977	$8,154

See Notes to Consolidated Financial Statements.

CWI 2018 10-K – 58

CAREY WATERMARK INVESTORS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Organization

Organization

Carey Watermark Investors Incorporated (“CWI”) is a publicly owned, non-traded real estate investment trust (“REIT”) that, together with its consolidated subsidiaries, invests in, manages and seeks to enhance the value of, interests in lodging and lodging-related properties in the United States. We conduct substantially all of our investment activities and own all of our assets through CWI OP, LP (the “Operating Partnership”). We are a general partner and a limited partner of, and own a 99.985% capital interest in, the Operating Partnership. Carey Watermark Holdings, LLC (“Carey Watermark Holdings”), which is owned indirectly by both W. P. Carey Inc. (“WPC”) and Watermark Capital Partners, LLC (“Watermark Capital Partners”), holds a special general partner interest in the Operating Partnership.

We are managed by Carey Lodging Advisors, LLC, (our “Advisor”), an indirect subsidiary of WPC. Our Advisor manages our overall portfolio, including providing oversight and strategic guidance to the independent hotel operators that manage our hotels. CWA, LLC (the “Subadvisor”), a subsidiary of Watermark Capital Partners, provides services to our Advisor, primarily relating to acquiring, managing, financing and disposing of our hotels and overseeing the independent operators that manage the day-to-day operations of our hotels. In addition, the Subadvisor provides us with the services of Mr. Michael G. Medzigian, our Chief Executive Officer, subject to the approval of our independent directors.

We held ownership interests in 27 hotels at December 31, 2018, including 23 hotels that we consolidate (“Consolidated Hotels”) and four hotels that we record as equity investments (“Unconsolidated Hotels”), at December 31, 2018.

Public Offerings

We raised $575.8 million through our initial public offering, which ran from September 15, 2010 through September 15, 2013, and $577.4 million through our follow-on offering, which ran from December 20, 2013 through December 31, 2014. We have fully invested the proceeds from both our initial public offering and follow-on offering. In addition, from inception through December 31, 2018, $213.7 million of distributions were reinvested in our common stock as a result of our distribution reinvestment plan.

Note 2. Summary of Significant Accounting Policies

Critical Accounting Policies and Estimates

Accounting for Acquisitions

In accordance with the guidance for business combinations, we determine whether a transaction or other event is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method. If the assets acquired are not a business, we account for the transaction or other event as an asset acquisition. Under both methods, we recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, we evaluate the existence of goodwill or a gain from a bargain purchase. We capitalize acquisition-related costs and fees associated with asset acquisitions. We immediately expense acquisition-related costs and fees associated with business combinations. Since our adoption of Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, on January 1, 2018, we have had no hotel acquisitions; however, we expect that certain future hotel acquisitions, if any, would be considered asset acquisitions rather than business combinations, which would affect the capitalization of acquisition costs (such costs are expensed for business combinations and capitalized for asset acquisitions).

CWI 2018 10-K – 59

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

Assets Held for Sale — We classify real estate assets as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied and we believe it is probable that the disposition will occur within one year. When we classify an asset as held for sale, we compare the asset’s fair value less estimated cost to sell to its carrying value, and if the fair value less estimated cost to sell is less than the property’s carrying value, we reduce the carrying value to the fair value less estimated cost to sell. We base the fair value on the contract and the estimated cost to sell on information provided by brokers and legal counsel. We will continue to review the property for subsequent changes in the fair value, and may recognize an additional impairment charge, if warranted.

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

When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a variable interest entity (“VIE”) and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. We apply the accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain decision-making rights within a loan or joint-venture agreement can cause us to consider an entity a VIE. Limited partnerships and other similar entities which operate as a partnership will be considered a VIE unless the limited partners hold substantive kick-out rights or participation rights. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE, and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of the VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) has the obligation to

CWI 2018 10-K – 60

Notes to Consolidated Financial Statements

absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The liabilities of these VIEs are non-recourse to us and can only be satisfied from each VIE’s respective assets.

At both December 31, 2018 and 2017, we considered five entities to be VIEs, four of which we consolidated as we are considered the primary beneficiary. The following table presents a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets (in thousands):

	December 31,
	2018	2017
Net investments in hotels	$497,637	$501,287
Intangible assets, net	37,847	38,649
Total assets	576,430	579,807

Non-recourse debt, net	$344,018	$341,563
Total liabilities	373,700	373,548

Reclassifications — Certain prior period amounts have been reclassified to conform to the current period presentation. In accordance with the SEC’s Disclosure Update and Simplification release, dated August 18, 2018, we moved Net gain on sale of real estate in the consolidated statements of income to be included within Operating Income.

Restricted Cash — In connection with our adoption of ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash on January 1, 2018, as described below, we revised our consolidated statements of cash flows to include restricted cash when reconciling the beginning-of-period and end-of-period cash amounts shown on the statement of cash flows. As a result, we retrospectively revised prior periods presented to conform to the current period presentation. Restricted cash consists primarily of amounts escrowed pursuant to the terms of our mortgage debt to fund planned renovations and improvements (including at hotels damaged by Hurricane Irma), property taxes, insurance, and normal replacement of furniture, fixtures and equipment at our hotels. The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	December 31,
	2018	2017	2016
Cash and cash equivalents	$66,593	$47,994	$61,762
Restricted cash (a)	54,537	84,382	58,585
Total cash and cash equivalents and restricted cash	$121,130	$132,376	$120,347
___________

(a)	Restricted cash as of December 31, 2017 and 2016 includes $3.3 million and $2.1 million, respectively, that was reclassified from Assets held for sale to Restricted cash upon adoption of ASU 2016-18.

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

Gain/Loss on Sale — We recognize gains and losses on the sale of properties when the transaction meets the definition of a contract, criteria are met for the sale of one or more distinct assets and control of the properties is transferred. When these criteria are met, a gain or loss is recognized as the difference between the sale price, less any selling costs, and the carrying value of the property.

CWI 2018 10-K – 61

Notes to Consolidated Financial Statements

Equity Investments in Real Estate — We classify distributions received from equity method investments using the cumulative earnings approach. Distributions received are considered returns on the investment and classified as cash inflows from operating activities. If, however, the investor’s cumulative distributions received, less distributions received in prior periods determined to be returns of investment, exceeds cumulative equity in earnings recognized, the excess is considered a return of investment and is classified as cash inflows from investing activities.

Cash — Our cash is held in the custody of several financial institutions, and these balances, at times, exceed federally-insurable limits. We seek to mitigate this risk by depositing funds only with major financial institutions.

Other Assets and Liabilities — At both December 31, 2018 and 2017, Other assets consists primarily of prepaid expenses, hotel inventories and deferred tax assets in the consolidated financial statements. At both December 31, 2018 and 2017, Other liabilities, which are included in Accounts payable, accrued expenses and other liabilities, consists primarily of straight-line rent, hotel advance deposits, sales and use and occupancy taxes payable, intangible liabilities, unamortized key money, deferred tax liabilities, asset retirement obligations and accrued income taxes. At December 31, 2017, Other liabilities also included business interruption insurance advances that have been received, but for which the claim had not been settled.

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

Hotel Revenue Recognition — Revenue consists of amounts derived from hotel operations, including the sale of rooms, food and beverage and revenue from other operating departments, such as parking, spa, resort fees and gift shops, and is presented on a disaggregated basis on the consolidated statements of operations. These revenues are recorded net of any sales or occupancy taxes, which are collected from our guests as earned. All rebates or discounts are recorded as a reduction in revenue and there are no material contingent obligations with respect to rebates or discounts offered by us.

We recognize revenue when control of the promised good or service is transferred to the guest, in an amount that reflects the consideration we expect to receive in exchange for the promised good or service. Room revenue is generated through contracts with guests whereby the guest agrees to pay a daily rate for the right to use a hotel room and applicable amenities for an agreed upon length of stay. Our contract performance obligations are fulfilled at the end of the day that the guest is provided the room and revenue is recognized daily at the contract rate. Food and beverage revenue, including restaurant and banquet and catering services, are recognized at a point in time once food and beverage has been provided. Other operating department revenue for services such as parking, spa and other ancillary services, is recognized at a point in time when the goods and services are provided to the guest. We may engage third parties to provide certain services at the hotel, for example, audiovisual services. We evaluate each of these contracts to determine if the hotel is the principal or the agent in the transaction, and record the revenues as appropriate (i.e., gross vs. net).

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

CWI 2018 10-K – 62

Notes to Consolidated Financial Statements

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

Income Taxes — We elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our stockholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income taxes on our income and gains that we distribute to our stockholders as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, as well as other factors. We believe that we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a REIT.

We conduct business in various states and municipalities within the United States, and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As a result, we are subject to certain state and local taxes and a provision for such taxes is included in the consolidated financial statements.

We elect to treat certain of our corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may perform additional services for our investments and generally may engage in any real estate or non-real estate-related business (except for the operation or management of health care facilities or lodging facilities or providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal, state and local income taxes.

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

CWI 2018 10-K – 63

Notes to Consolidated Financial Statements

We recognize deferred income taxes in certain of our subsidiaries taxable in the United States. Deferred income taxes are generally the result of temporary differences (items that are treated differently for tax purposes than for U.S. generally accepted accounting principles (“GAAP”) purposes as described in Note 13). In addition, deferred tax assets arise from unutilized tax net operating losses, generated in prior years. Deferred income taxes are computed under the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial bases of assets and liabilities. We provide a valuation allowance against our deferred income tax assets when we believe that it is more likely than not that all or some portion of the deferred income tax asset may not be realized. Whenever a change in circumstances causes a change in the estimated realizability of the related deferred income tax asset, the resulting increase or decrease in the valuation allowance is included in deferred income tax expense (benefit).

Share-Based Payments — We have granted restricted stock units (“RSUs”) to our independent directors and certain employees of the Subadvisor. RSUs issued to our independent directors vest immediately; RSUs issued to employees of the Subadvisor generally vest over three years, subject to continued employment. The expense recognized for share-based payment transactions for awards made to directors is based on the grant date fair value estimated in accordance with current accounting guidance for share-based payments. Share-based payment transactions for awards made to employees of the Subadvisor are based on the fair value of the services received. We recognize these compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the award. We include share based payment transactions within Corporate general and administrative expense.

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

Recent Accounting Requirements

The following ASUs, promulgated by the Financial Accounting Standards Board (“FASB”), are applicable to us:

Pronouncements Adopted as of December 31, 2018

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 intends to reduce diversity in practice for certain cash flow classifications, including, but not limited to (i) debt prepayment or debt extinguishment costs, (ii) contingent consideration payments made after a business combination, (iii) proceeds from the settlement of insurance claims, (iv) distributions received from equity method investees and (v) separately identifiable cash flows and application of the predominance principle. We retrospectively adopted this guidance for our interim and annual periods beginning January 1, 2018. As a result, we reclassified distributions received from equity method investments of $3.2 million and $1.1 million from net cash provided by operating activities to net cash used in investing activities on the consolidated statement of cash flows for the years ended December 31, 2017 and 2016, respectively. The adoption of ASU 2016-15 did not have a material impact on our consolidated financial statements.

CWI 2018 10-K – 64

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

In February 2017, the FASB issued ASU 2017-05, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-05 clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments define the term “in substance nonfinancial asset,” in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. If substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of Subtopic 610-20. This amendment also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent company may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. We adopted this guidance for our interim and annual periods beginning January 1, 2018. The adoption of ASU 2017-05 did not have a material impact on our consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). ASU 2018-15 aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. We adopted this guidance for our interim period beginning October 1, 2018. The adoption of this standard did not have a material impact on our consolidated financial statements.

Pronouncements to be Adopted after December 31, 2018

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 modifies the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract, the lessee and the lessor. ASU 2016-02 provides new guidelines that change the accounting for leasing arrangements for lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the new standard remains equivalent to existing guidance, but has been updated to align with certain changes to the lessee model and the new revenue recognition standard.

ASU 2016-02 provides two transition methods. The first transition method allows for application of the new model at the beginning of the earliest comparative period presented. Under the second transition method, comparative periods would not be restated, with any cumulative effect adjustments recognized in the opening balance of retained earnings in the period of adoption. In addition, a practical expedient was recently issued by the FASB which allows lessors to combine non-lease components with related lease components if certain conditions are met. We will adopt this guidance for our interim and annual

CWI 2018 10-K – 65

Notes to Consolidated Financial Statements

periods beginning January 1, 2019 and expect to use the second transition method. We expect to recognize a right-of-use asset and a corresponding lease liability primarily related to our ground leases and other operating leases. The right-of-use asset and corresponding lease liability are expected to be between approximately $40.0 million to $85.0 million, although changes in discount rates, lease terms or other variables may have a significant effect on the calculation of these recorded amounts.

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

Note 3. Agreements and Transactions with Related Parties

Agreements with Our Advisor and Affiliates

We have an advisory agreement with our Advisor (the “Advisory Agreement”) to perform certain services for us under a fee arrangement, including managing our overall business, our investments, and certain administrative duties. The Advisory Agreement has a term of one year and may be renewed for successive one-year periods. Our Advisor also has a subadvisory agreement with the Subadvisor (the “Subadvisory Agreement”) whereby our Advisor pays 20% of its fees earned under the Advisory Agreement to the Subadvisor in return for certain personnel services.

The following tables present a summary of fees we paid; expenses we reimbursed and distributions we made to our Advisor, the Subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

	Years Ended December 31,
	2018	2017	2016
Amounts Included in the Consolidated Statements of Operations
Asset management fees	$14,136	$14,499	$14,120
Personnel and overhead reimbursements	6,392	5,870	6,645
Available Cash Distributions	5,142	7,459	9,445
Interest expense	1,367	715	—
Disposition fees (Note 4)	300	225	—
Acquisition fees	—	—	2,158
	$27,337	$28,768	$32,368

Other Transaction Fees Incurred
Capitalized loan refinancing fees	$653	$620	$806
Capitalized acquisition fees for equity method investments (a) (Note 5)	—	4,131	—
Advisor fee for purchase of membership interest (Note 11)	—	—	527
Capitalized acquisition fees for asset acquisition	—	—	29
	$653	$4,751	$1,362
___________

(a)	Our Advisor elected to receive 50% of the acquisition fee related to our investment in the Ritz-Carlton Bacara, Santa Barbara Venture in shares of our common stock and 50% in cash.

CWI 2018 10-K – 66

Notes to Consolidated Financial Statements

The following table presents a summary of the amounts included in Due to related parties and affiliates in the consolidated financial statements (in thousands):

	December 31,
	2018	2017
Amounts Due to Related Parties and Affiliates
Accrued interest on WPC Credit Facility	$2,082	$715
Reimbursable costs	1,785	1,239
Due to other affiliates	1,207	375
Other amounts due to our Advisor	1,184	1,282
	$6,258	$3,611

Asset Management Fees, Disposition Fees and Loan Refinancing Fees

We pay our Advisor an annual asset management fee equal to 0.5% of the aggregate Average Market Value of our Investments, (as defined in the Advisory Agreement). Our Advisor is also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property, as well as a loan refinancing fee of up to 1.0% of the principal amount of a refinanced loan, if certain conditions described in the Advisory Agreement are met. If our Advisor elects to receive all or a portion of its fees in shares of our common stock, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share (“NAV”). At our Advisor’s election, we paid our asset management fees in shares of our common stock for the years ended December 31, 2018 and 2017 and in cash for the year ended December 31, 2016. For the years ended December 31, 2018 and 2017, we settled $14.2 million and $13.2 million, respectively, of asset management fees in shares of our common stock. At December 31, 2018, our Advisor owned 4,274,969 shares (3.1%) of our outstanding common stock. Asset management fees are included in Asset management fees to affiliate and other expenses in the consolidated financial statements.

Available Cash Distributions

Carey Watermark Holdings’ special general partner interest entitles it to receive distributions of 10% of Available Cash (as defined in the agreement of limited partnership of the Operating Partnership), or “Available Cash Distributions” generated by the Operating Partnership, subject to certain limitations. In addition, in the event of the dissolution of the Operating Partnership, Carey Watermark Holdings will be entitled to receive distributions of up to 15% of net proceeds, provided certain return thresholds are met for the initial investors in the Operating Partnership. Available Cash Distributions are included in (Income) Loss attributable to noncontrolling interests in the consolidated financial statements.

Personnel and Overhead Reimbursements/Reimbursable Costs

Under the terms of the Advisory Agreement, our Advisor generally allocates expenses of dedicated and shared resources, including the cost of personnel, rent and related office expenses, between us and our affiliate, Carey Watermark Investors 2 Incorporated (“CWI 2”), based on total pro rata hotel revenues on a quarterly basis. CWI 2 is a publicly owned, non-traded REIT that is also advised by our Advisor and invests in lodging and lodging-related properties. Pursuant to the Subadvisory Agreement, after we reimburse our Advisor, it will subsequently reimburse the Subadvisor for personnel costs and other charges, including the services of our Chief Executive Officer, subject to the approval of our board of directors. We have also granted restricted stock units to employees of the Subadvisor pursuant to our 2010 Equity Incentive Plan. These reimbursements are included in Corporate general and administrative expenses and Due to related parties and affiliates in the consolidated financial statements.

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

CWI 2018 10-K – 67

Notes to Consolidated Financial Statements

Other Amounts Due to our Advisor

This balance primarily represented asset management fees payable to our Advisor.

Other Transactions with Affiliates

WPC Line of Credit

During the first quarter of 2017, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us of up to $25.0 million, at an interest rate equal to the rate at which WPC was able to borrow funds under its senior unsecured credit facility, which we refer to as the WPC Line of Credit, for the purpose of replacing a senior credit facility. On March 23, 2017, we borrowed $22.8 million from WPC at the London Interbank Offered Rate (“LIBOR”) plus 1.0% and a maturity date of March 22, 2018 and simultaneously repaid and terminated a senior credit facility. As further discussed below, the WPC Line of Credit was replaced by the Working Capital Facility (defined below).

WPC Credit Facility

During the third quarter of 2017, our board of directors and the board of directors of WPC approved secured loans from WPC to us of up to $100.0 million for acquisition funding purposes and $25.0 million for working capital purposes. On September 26, 2017, we entered into a secured credit facility (the “WPC Credit Facility”) with our Operating Partnership as borrower and WPC as lender. The WPC Credit Facility consists of (i) a bridge term loan of $75.0 million (the “Bridge Loan”) for the purpose of acquiring an interest in the Ritz-Carlton Bacara, Santa Barbara Venture (Note 5) and (ii) a $25.0 million revolving working capital facility (the “Working Capital Facility”) to be used for our working capital needs. The Working Capital Facility replaced the WPC Line of Credit, which had an outstanding principal balance of $22.8 million on that date and a maturity date of March 22, 2018. As amended, the Bridge Loan is currently scheduled to mature on June 30, 2019, with one three-month extension available at our option. As amended, the Working Capital Facility is currently scheduled to mature on December 31, 2019. Both loans bear interest at LIBOR plus 1.0%; provided however, that upon the occurrence of certain events of default (as defined in the loan agreement), all outstanding amounts will be subject to a 2% annual interest rate increase. We serve as guarantor of the WPC Credit Facility and have pledged our unencumbered equity interests in certain properties as collateral, as further described in the pledge and security agreement entered into between the borrower and lender. On September 27, 2017, the Operating Partnership drew down $75.0 million from the Bridge Loan to acquire our interest in the Ritz-Carlton Bacara, Santa Barbara. During the fourth quarter of 2017, we repaid a total of $14.2 million towards the Bridge Loan and $15.0 million towards the Working Capital Facility. At December 31, 2017, the outstanding balances under the Bridge Loan and Working Capital Facility were $60.8 million and $7.8 million, respectively. At December 31, 2018, the outstanding balances under the Bridge Loan and Working Capital Facility were $40.8 million and $0.8 million, respectively, with $24.2 million available to be drawn on the Working Capital Facility.

The WPC Credit Facility includes various customary affirmative and negative covenants. We were in compliance with all applicable covenants at December 31, 2018 and 2017.

Jointly-Owned Investments

At December 31, 2018, we owned interests in three ventures with CWI 2: the Ritz-Carlton Key Biscayne, a Consolidated Hotel, and the Marriott Sawgrass Golf Resort & Spa and the Ritz-Carlton Bacara, Santa Barbara, both Unconsolidated Hotels. A third-party also owns an interest in the Ritz-Carlton Key Biscayne.

CWI 2018 10-K – 68

Notes to Consolidated Financial Statements

Note 4. Net Investments in Hotels

Net investments in hotels are summarized as follows (in thousands):

	December 31,
	2018	2017
Buildings	$1,552,365	$1,554,798
Land	355,082	359,383
Building and site improvements	149,323	122,273
Furniture, fixtures and equipment	108,907	123,595
Construction in progress	10,298	12,691
Hotels, at cost	2,175,975	2,172,740
Less: Accumulated depreciation	(266,323)	(227,616)
Net investments in hotels	$1,909,652	$1,945,124

During the years ended December 31, 2018 and 2017, we retired fully depreciated furniture, fixtures and equipment aggregating $34.2 million and $11.8 million, respectively.

Depreciation expense was $75.7 million, $80.3 million and $79.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Hurricane/Fire-Related Disruption

Hurricane Irma made landfall in September 2017, impacting five of our Consolidated Hotels: Hawks Cay Resort, Marriott Boca Raton at Boca Center (which we sold during the first quarter of 2018), Ritz-Carlton Key Biscayne, Ritz-Carlton Fort Lauderdale and Staybridge Suites Savannah Historic District (which we sold during the third quarter of 2018). All five hotels sustained damage and all were forced to close for a period of time, except for Marriott Boca Raton at Boca Center. All hotels reopened shortly after Hurricane Irma, with varying degrees of damage, with the exception of the Hawks Cay Resort, which reopened in August 2018. During the year ended December 31, 2018, we recognized a gain on hurricane-related property damage of $1.3 million resulting from changes in our estimates of the total aggregate damage incurred at the properties. During the year ended December 31, 2017, we recognized a loss of $7.0 million, representing the property damage insurance deductibles as well as our best estimate at the time of damage to certain hotels that was below the related deductible. Below is a summary of the items that comprised our aggregate damage incurred at the properties (in thousands):

	Year Ended
	December 31, 2018	December 31, 2017
Net write-off of fixed assets	$10,371	$25,791
Remediation work performed	5,327	14,286
Property damage insurance receivables and/or advances received	(17,038)	(33,069)
(Gain) loss on hurricane-related property damage	$(1,340)	$7,008

As of December 31, 2018, we have received business interruption insurance proceeds related to the Hawks Cay Resort of $21.0 million, all of which was recorded in the consolidated financial statements as Business interruption income during the year ended December 31, 2018.

Additionally, as of December 31, 2018, we have received business interruption insurance proceeds related to the Fairmont Sonoma Mission Inn & Spa, related to wildfires in Northern California during 2017, of $1.9 million, all of which we recorded in the consolidated financial statements as Business interruption income during the year ended December 31, 2018.

As the restoration work continues to be performed, the estimated total cost will change. Any changes to property damage estimates will be recorded in the periods in which they are determined and any additional remediation work will be recorded in the periods in which it is performed.

CWI 2018 10-K – 69

Notes to Consolidated Financial Statements

Property Dispositions

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

2017 Dispositions

On February 1, 2017, we sold our 100% ownership interests in the Hampton Inn Frisco Legacy Park, the Hampton Inn Birmingham Colonnade and the Hilton Garden Inn Baton Rouge Airport to an unaffiliated third party for a contractual sales price of $33.0 million and net proceeds of approximately $7.4 million, including the release of $2.0 million of restricted cash. The seller assumed the outstanding non-recourse debt on the three properties totaling $26.5 million. We recognized a loss on sale of $0.4 million during the first quarter of 2017.

On May 11, 2017, we sold our 100% ownership interest in the Hampton Inn Boston Braintree to an unaffiliated third party for a contractual sales price of $19.0 million, with net proceeds after the repayment of the related mortgage loan of approximately $6.6 million, including the release of $0.6 million of restricted cash. During the second quarter of 2017, we recognized a gain on sale of $5.5 million, which is net of a $0.6 million participation management fee that was incurred as a result of the disposition and paid to the hotel management company, pursuant to the management agreement.

Assets and Liabilities Held for Sale

At December 31, 2018, no properties were classified as held for sale. At December 31, 2017, we had three properties classified as held for sale. These properties were disposed of subsequent to December 31, 2017, as discussed above.

Below is a summary of our assets and liabilities held for sale (in thousands):

	December 31,
	2018	2017
Net investments in hotels	$—	$104,062
Accounts receivable	—	681
Other assets	—	377
Intangible assets, net	—	4
Assets held for sale	$—	$105,124

Restricted cash attributable to Assets held for sale	$—	$3,293

Non-recourse debt, net attributable to Assets held for sale	$—	$71,887

Other liabilities held for sale	$—	$2,889

CWI 2018 10-K – 70

Notes to Consolidated Financial Statements

Construction in Progress

At December 31, 2018 and 2017, construction in progress, recorded at cost, was $10.3 million and $12.7 million, respectively, and related primarily to planned renovations at the Ritz-Carlton Fort Lauderdale, the Ritz-Carlton Key Biscayne and the Renaissance Chicago Downtown and the restoration of the Hawks Cay Resort as a result of the damage caused by Hurricane Irma at December 31, 2018, and planned renovations at the Marriott Raleigh City Center, the Equinox, a Luxury Collection Golf Resort & Spa (the “Equinox”), the Sheraton Austin Hotel at the Capitol and the Ritz-Carlton Fort Lauderdale at December 31, 2017. Upon substantial completion of renovation work, costs are reclassified from construction in progress to buildings, building and site improvements and furniture, fixture and equipment, as applicable, and depreciation will commence.

We capitalize qualifying interest expense and certain other costs, such as property taxes, property insurance, utilities expense and hotel incremental labor costs, related to hotels undergoing major renovations. We capitalized $2.6 million and $1.3 million of such costs during the years ended December 31, 2018 and 2017, respectively. At December 31, 2018, 2017 and 2016, accrued capital expenditures were $5.5 million, $6.0 million and $2.3 million, respectively, representing non-cash investing activity.

Asset Retirement Obligation

We have recorded an asset retirement obligation for the removal of asbestos and environmental waste in connection with three of our Consolidated Hotels. We estimated the fair value of the asset retirement obligation based on the estimated economic life of the hotel and the estimated removal costs. The liability was discounted using the weighted-average interest rate on the associated fixed-rate mortgage loan at the time the liability was incurred. At both December 31, 2018 and 2017, our asset retirement obligation was $1.5 million, and is included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

Note 5. Equity Investments in Real Estate

At December 31, 2018, we owned equity interests in four Unconsolidated Hotels, two with unrelated third parties and two with CWI 2. We do not control the ventures that own these hotels, but we exercise significant influence over them. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to our Advisor that we incur and other-than-temporary impairment charges, if any).

Under the conventional approach of accounting for equity method investments, an investor applies its percentage ownership interest to the venture’s net income to determine the investor’s share of the earnings or losses of the venture. This approach is inappropriate if the venture’s capital structure gives different rights and priorities to its investors. We have priority returns on several of our equity method investments. Therefore, we follow the hypothetical liquidation at book value (“HLBV”) method in determining our share of these ventures’ earnings or losses for the reporting period as this method better reflects our claim on the ventures’ book value at the end of each reporting period. Earnings for our equity method investments are recognized in accordance with each respective investment agreement and, where applicable, based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period.

CWI 2018 10-K – 71

Notes to Consolidated Financial Statements

2017 Acquisition

Ritz-Carlton Bacara, Santa Barbara Venture

On September 28, 2017, we formed a tenancy-in-common venture with CWI 2 to acquire the Bacara Resort & Spa for $380.0 million. We own a 40% interest in the venture and CWI 2 owns a 60% interest. Upon acquisition, the hotel was rebranded as the Ritz-Carlton Bacara, Santa Barbara and the manager was changed to Marriott International. The venture meets the definition of joint control as all decisions with respect to the ownership, management and operation of the hotel must be made on a unanimous basis between the two parties; therefore, we have accounted for our interest in this investment under the equity method of accounting. The venture obtained debt comprised of a $175.0 million senior mortgage loan with a floating annual interest rate of LIBOR plus 2.8% and a $55.0 million mezzanine loan with a floating annual interest rate of LIBOR plus 5.8%, both subject to interest rate caps. Both loans have maturity dates of September 28, 2021, with one-year extension options. Our initial investment in this venture, which represents our share of the purchase price and capitalized costs, including fees paid to our Advisor, was $66.3 million at acquisition. We capitalized our share of acquisition costs totaling $4.7 million, including acquisition fees of $4.1 million paid to our Advisor. Our Advisor elected to receive 50% of its acquisition fees in shares of our common stock and 50% in cash, which was approved by our board of directors. For the year ended December 31, 2017, $2.1 million in acquisitions fees were settled in shares of our common stock.

2017 Disposition

Westin Atlanta Venture

On October 19, 2017, the Westin Atlanta Venture sold the Westin Atlanta Perimeter North to an unaffiliated third-party for a contractual sales price of $85.5 million. We owned a 57% interest in the venture and received net proceeds of approximately $25.9 million from the sale. We recognized a gain on sale of $21.6 million, which is included in Equity in (losses) earnings of equity method investments in real estate, net in the consolidated statement of operations.

Hurricane-Related Disruption

The Marriott Sawgrass Golf Resort & Spa was impacted by Hurricane Irma when it made landfall in September 2017. The hotel sustained damage and was forced to close for a period of time. During the years ended December 31, 2018 and 2017, the venture recognized a loss on hurricane-related damage of $0.7 million and $2.7 million, respectively.

(in thousands)	Years Ended
	December 31, 2018	December 31, 2017
Net (write-up) write-off of fixed assets	$(173)	$4,938
Remediation work performed	133	1,476
Decrease (increase) to property damage insurance receivables	722	(3,715)
Loss on hurricane-related property damage	$682	$2,699

As the restoration work continues to be performed, the estimated total costs will change. Any changes to property damage estimates will be recorded in the periods in which they are determined and any additional work will be recorded in the periods in which it is performed.

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these ventures are affected by the timing and nature of distributions (dollars in thousands):

Unconsolidated Hotels	State	Number of Rooms	% Owned	Acquisition Date	Hotel Type	Carrying Value at December 31,
						2018	2017
Ritz-Carlton Bacara, Santa Barbara Venture (a) (b)	CA	358	40%	9/28/2017	Resort	$56,814	$65,126
Ritz-Carlton Philadelphia Venture (c)	PA	301	60%	5/15/2015	Full-service	29,951	38,469
Marriott Sawgrass Golf Resort & Spa Venture (d) (e)	FL	514	50%	4/1/2015	Resort	25,439	27,162
Hyatt Centric French Quarter Venture (f)	LA	254	80%	9/6/2011	Full-service	511	587
		1,427				$112,715	$131,344
___________

CWI 2018 10-K – 72

Notes to Consolidated Financial Statements

(a)	This investment represents a tenancy-in-common interest; the remaining 60% interest is owned by CWI 2.

(b)	We received net cash distributions of $3.4 million from this investment during the year ended December 31, 2018.

(c)
We received cash distributions of $3.5 million from this investment during the year ended December 31, 2018. During the first quarter of 2018, we also received a distribution of $4.4 million representing our share of proceeds from a mortgage refinancing in January 2018. We capitalized the refinancing fee paid to the Advisor totaling $0.4 million.

(d)
This investment is considered a VIE (Note 2). We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence, but does not give us power over decisions that significantly affect the economic performance of the entity.

(e)	We received cash distributions of $3.7 million from this investment during the year ended December 31, 2018.

(f)	We received cash distributions of $2.1 million from this investment during the year ended December 31, 2018.

The following table sets forth our share of equity in (losses) earnings from our Unconsolidated Hotels, which are based on the HLBV method, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Years Ended December 31,
Venture	2018	2017	2016
Ritz-Carlton Bacara, Santa Barbara Venture	$(4,879)	$(2,824)	$—
Hyatt Centric French Quarter Venture	2,072	776	701
Marriott Sawgrass Golf Resort & Spa Venture	1,971	(761)	629
Ritz-Carlton Philadelphia Venture	(985)	2,710	3,042
Westin Atlanta Venture (a)	506	22,302	860
Total equity in (losses) earnings of equity method investments in real estate, net	$(1,315)	$22,203	$5,232
___________

(a)
On October 19, 2017, the venture sold the Westin Atlanta Perimeter North to an unaffiliated third party. Included in our share of equity in earnings for the year ended December 31, 2017 is the gain on sale of $21.6 million. Our share of equity in earnings during the year ended December 31, 2018 was the result of additional cash distributions received in this period in connection with the disposition.

No other-than-temporary impairment charges related to our investments in these ventures were recognized during the years ended December 31, 2018, 2017 or 2016.

At December 31, 2018 and 2017, the unamortized basis differences on our equity investments were $7.3 million and $7.2 million, respectively. Net amortization of the basis differences reduced the carrying values of our equity investments by $0.3 million, $0.2 million and $0.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

CWI 2018 10-K – 73

Notes to Consolidated Financial Statements

The following tables present combined summarized financial information of our equity method investments in real estate. Amounts provided are the total amounts attributable to the ventures since our respective dates of acquisition and do not represent our proportionate share (in thousands):

	2018				2017				2016
	Total	Ritz-Carlton Philadelphia Venture	Ritz-Carlton Bacara, Santa Barbara Venture	Other Equity Method Investments (a)	Total	Ritz-Carlton Philadelphia Venture	Ritz-Carlton Bacara, Santa Barbara Venture (b)	Other Equity Method Investments (a)	Total	Ritz-Carlton Philadelphia Venture	Other Equity Method Investments (c)
Balance Sheet – As of December 31,
Real estate, net	$618,012	$90,583	$362,386	$165,043	$631,876	$94,650	$367,035	$170,191	$324,205	$100,016	$224,189
Other assets	52,851	8,069	20,093	24,689	60,101	7,967	28,294	23,840	55,276	7,814	47,462
Total assets	670,863	98,652	382,479	189,732	691,977	102,617	395,329	194,031	379,481	107,830	271,651
Debt	400,227	64,210	227,535	108,482	393,539	57,705	226,636	109,198	204,132	58,575	145,557
Other liabilities	57,418	6,506	23,092	27,820	51,425	8,149	16,382	26,894	37,224	7,652	29,572
Total liabilities	457,645	70,716	250,627	136,302	444,964	65,854	243,018	136,092	241,356	66,227	175,129
Members’ equity	213,218	27,936	131,852	53,430	247,013	36,763	152,311	57,939	138,125	41,603	96,522
Percentage of ownership in equity investee		60%	40%			60%	40%			60%
Pro-rata equity carrying value	96,979	16,762	52,741	27,476	113,036	22,058	60,924	30,054	76,587	24,962	51,625
Basis differential adjustment	6,600	2,016	4,073	511	6,494	1,705	4,202	587	3,272	1,785	1,487
HLBV adjustment	9,136	11,173	—	(2,037)	11,814	14,706	—	(2,892)	(3,931)	11,514	(15,445)
Carrying value	$112,715	$29,951	$56,814	$25,950	$131,344	$38,469	$65,126	$27,749	$75,928	$38,261	$37,667

	2018				2017				2016
	Total	Ritz-Carlton Philadelphia Venture	Ritz-Carlton Bacara, Santa Barbara Venture	Other Equity Method Investments (c)	Total	Ritz-Carlton Philadelphia Venture	Ritz-Carlton Bacara, Santa Barbara Venture (b)	Other Equity Method Investments (a)	Total	Ritz-Carlton Philadelphia Venture	Other Equity Method Investments (c)
Income Statement – For the year ended December 31,
Hotel revenues	$203,202	$44,427	$81,670	$77,105	$146,804	$40,626	$15,269	$90,909	$128,071	$36,054	$92,017
Hotel operating expenses	185,045	41,147	79,955	63,943	139,071	39,694	18,906	80,471	117,514	36,714	80,800
Other operating expenses	684	303	86	295	413	136	52	225	437	239	198
Other income and (expenses) (d)	(23,939)	(3,515)	(13,494)	(6,930)	5,928	(2,961)	(3,163)	12,052	(8,116)	(2,210)	(5,906)
Provision for income taxes	(666)	10	—	(676)	(894)	—	(208)	(686)	(1,482)	(434)	(1,048)
Net (loss) income	(7,132)	(528)	(11,865)	5,261	12,354	(2,165)	(7,060)	21,579	522	(3,543)	4,065
Percentage of ownership in equity investee		60%	40%			60%	40%			60%
Pro-rata equity in (losses) earnings of equity method investments in real estate (e)	(1,977)	(317)	(4,746)	3,086	8,320	(1,299)	(2,824)	12,443	382	(2,126)	2,508
Basis differential adjustment	(289)	(80)	(133)	(76)	(233)	(80)	—	(153)	(252)	(80)	(172)
HLBV adjustment	951	(588)	—	1,539	14,116	4,089	—	10,027	5,102	5,248	(146)
Equity in (losses) earnings of equity method investments in real estate	$(1,315)	$(985)	$(4,879)	$4,549	$22,203	$2,710	$(2,824)	$22,317	$5,232	$3,042	$2,190
___________

(a)	Includes the Hyatt Centric French Quarter Venture and the Marriott Sawgrass Golf Resort & Spa Venture.

(b)	We purchased our 40% interest in this venture on September 28, 2017.

CWI 2018 10-K – 74

Notes to Consolidated Financial Statements

(c)	Includes the Hyatt Centric French Quarter Venture, the Westin Atlanta Venture and the Marriott Sawgrass Golf Resort & Spa Venture.

(d)
Other income and (expenses) for the year ended December 31, 2018 for the Ritz-Carlton Bacara, Santa Barbara Venture was primarily comprised of interest expense related to its outstanding mortgage loans. Other income and (expenses) for the year ended December 31, 2017 includes a gain on sale of investment of $21.6 million, related to the Westin Atlanta Venture.

(e)	For the equity investments noted in footnotes (a) and (c), our respective ownership interest in each investment was applied to the results of each individual venture.

Note 6. Intangible Assets and Liabilities

Intangible assets and liabilities, included in Intangible assets, net and Accounts payable, accrued expenses and other liabilities, respectively, in the consolidated financial statements, are summarized as follows (dollars in thousands):

		December 31, 2018			December 31, 2017
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Villa/condo rental programs	45 – 55	$72,400	$(6,520)	$65,880	$72,400	$(5,015)	$67,385
Below-market hotel ground leases and parking garage lease	10 – 93	11,655	(921)	10,734	11,655	(726)	10,929
In-place leases	8 – 15	135	(78)	57	135	(63)	72
Total intangible assets, net		$84,190	$(7,519)	$76,671	$84,190	$(5,804)	$78,386

Finite-Lived Intangible Liability
Above-market hotel ground lease	85	$(2,100)	$114	$(1,986)	$(2,100)	$89	$(2,011)

Net amortization of intangibles was $1.7 million for each of the years ended December 31, 2018, 2017 and 2016, respectively. Amortization of the villa/condo rental programs and in-place lease intangibles are included in Depreciation and amortization, and amortization of below-market hotel ground lease, below-market hotel parking garage lease and above-market hotel ground lease intangibles are included in Property taxes, insurance, rent and other in the consolidated financial statements.

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

Items Measured at Fair Value on a Recurring Basis

Derivative Assets and Liabilities — Our derivative assets and liabilities, which are included in Other assets and Accounts payable, accrued expenses and other liabilities, respectively, in the consolidated financial statements, are comprised of interest rate caps and swaps (Note 8).

The valuation of our derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. We incorporate credit valuation

CWI 2018 10-K – 75

Notes to Consolidated Financial Statements

adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative instruments for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings and thresholds. These derivative instruments were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

We did not have any transfers into or out of Level 1, Level 2 and Level 3 category of measurements during the years ended December 31, 2018 or 2017. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our non-recourse debt, net, which we have classified as Level 3, had a carrying value of $1.3 billion and $1.4 billion, and an estimated fair value of $1.3 billion and $1.4 billion, at December 31, 2018 and 2017, respectively. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both December 31, 2018 and 2017.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. When the undiscounted cash flows for an asset are less than the asset’s carrying value when considering and evaluating the various alternative courses of action that may occur, we recognize an impairment charge to reduce the carrying value of the asset to its estimated fair value. Further, when we classify an asset as held for sale, we carry the asset at the lower of its carrying value or its fair value, less estimated cost to sell. The estimated fair value is primarily determined using market information from outside sources such as broker quotes or recent comparable sales. If relevant market information is not available or is not deemed appropriate, we perform a future net cash flow analysis, discounted for the inherent risk associated with each investment. We determined that the significant inputs used to value these investments fall within Level 3 for fair value reporting. We did not recognize any impairment charges during the years ended December 31, 2018 and 2017. During the year ended December 31, 2016, we recognized impairment charges totaling $4.1 million on three properties with an aggregate fair value measurement of $33.0 million in order to reduce the carrying values of the properties to their estimated fair values.

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

CWI 2018 10-K – 76

Notes to Consolidated Financial Statements

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

The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at December 31,		Liability Derivatives Fair Value at December 31,
	Balance Sheet Location	2018	2017	2018	2017
Interest rate caps	Other assets	$84	$1	$—	$—
Interest rate swap	Accounts payable, accrued expenses and other liabilities	—	—	—	(2)
		$84	$1	$—	$(2)

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements. At both December 31, 2018 and 2017, no cash collateral had been posted nor received for any of our derivative positions.

We recognized unrealized losses of $0.3 million, $0.1 million and $1.1 million in Other comprehensive income (loss) on derivatives in connection with our interest rate swaps and caps during the years ended December 31, 2018, 2017 and 2016, respectively.

We reclassified $0.4 million, $0.6 million and $1.0 million from Other comprehensive income on derivatives into Interest expense during the years ended December 31, 2018, 2017 and 2016, respectively.

Amounts reported in Other comprehensive income related to interest rate swaps and caps will be reclassified to Interest expense as interest expense is incurred on our variable-rate debt. At December 31, 2018, we estimated that an additional $0.1 million will be reclassified as Interest expense during the next 12 months related to our interest rate caps.

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

The interest rate caps that we had outstanding on our Consolidated Hotels at December 31, 2018 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of Instruments	Notional Amount	Fair Value at
Interest Rate Derivatives			December 31, 2018
Interest rate caps	5	$245,360	$84

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of December 31, 2018. At December 31, 2018, both our total credit exposure and the maximum exposure to any single counterparty were $0.1 million.

CWI 2018 10-K – 77

Notes to Consolidated Financial Statements

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At December 31, 2018, we had not been declared in default on any of our derivative obligations. At December 31, 2018, we had no derivatives that were in a net liability position. The estimated fair value of our derivatives in a net liability position was less than $0.1 million at December 31, 2017, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at December 31, 2017, we could have been required to settle our obligations under these agreements at their aggregate termination value of less than $0.1 million.

Note 9. Debt

Non-Recourse Debt

Our non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of hotel properties. The following table presents the non-recourse debt, net on our Consolidated Hotel investments (dollars in thousands):

			Carrying Amount at December 31,
	Interest Rate Range	Current Maturity Date Range (a)	2018	2017
Fixed rate	3.6% – 6.5%	6/2019 – 4/2024	$1,026,451	$1,082,367
Variable rate (b)	4.8% – 8.3%	2/2019 (c) – 11/2021	299,563	338,546
			$1,326,014	$1,420,913
___________

(a)	Many of our mortgage loans have extension options, which are subject to certain conditions. The maturity dates in the table do not reflect the extension options.

(b)	The interest rate range presented for these mortgage loans reflect the rates in effect at December 31, 2018 through the use of an interest rate cap, when applicable.

(c)	See discussion below on the Lake Arrowhead Resort and Spa mortgage loan, which matured on February 28, 2019.

Lake Arrowhead Resort and Spa

The $14.5 million outstanding mortgage loan on Lake Arrowhead Resort and Spa matured on February 28, 2019; we have not paid off the outstanding principal balance, although all required debt service through the date of this Report has continued to be paid on time. We are currently in discussions with the lender to amend the terms of the loan agreement, including, but not limited to, extending the maturity date, although there can be no assurance that we will be able to do so on favorable terms, if at all.

Covenants

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage and debt yield ratios. Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and could be triggered by the lender under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a lender requires that we enter into a cash management agreement, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. Except as discussed below, at December 31, 2018, we were in compliance with the applicable covenants for each of our mortgage loans.

At March 31, 2018, the minimum debt service coverage ratio for the Courtyard Pittsburgh Shadyside was not met; this ratio was still not met as of December 31, 2018.

At September 30, 2018, the minimum debt service coverage ratio for the Westin Minneapolis was not met and we entered into a cash management agreement that permits the lender to sweep the excess cash flow from the hotel. As of December 31, 2018, this ratio was still not met and the cash management agreement remained in effect.

At September 30, 2018, the minimum debt service coverage ratio for the Equinox was not met; this ratio was still not met as of December 31, 2018.

CWI 2018 10-K – 78

Notes to Consolidated Financial Statements

At December 31, 2018, the minimum debt yield ratio for the Sanderling Resort was not met; therefore, beginning in March 2019, the loan began to amortize in an amount equal to the original loan amount over a twenty-five year period and will continue to amortize until such time as the minimum debt yield ratio is met.

WPC Credit Facility

At December 31, 2018, we had outstanding balances under the Bridge Loan and Working Capital Facility of $40.8 million and $0.8 million, respectively, with $24.2 million available to be drawn on the Working Capital Facility. These loans are described in Note 3.

Financing Activity During 2018

During the year ended December 31, 2018, we refinanced three non-recourse mortgage loans totaling $116.1 million with new non-recourse mortgage loans totaling $121.4 million, which have a weighted-average interest rate of 5.6% and a term to maturity of three years, One of these refinancings was accounted for as a loan modification. We recognized a loss on extinguishment of debt of $0.2 million on the refinancings during the year ended December 31, 2018.

In connection with the sale of the Staybridge Savannah Historic District during the third quarter of 2018 (Note 4), we defeased the outstanding $14.4 million mortgage loan on the hotel. We recognized a loss on extinguishment of debt of $0.3 million during the year ended December 31, 2018.

Financing Activity During 2017

During the year ended December 31, 2017, we refinanced three non-recourse mortgage loans totaling $95.6 million with new non-recourse mortgage loans totaling $109.5 million, which have a weighted-average interest rate of 5.0% and a term to maturity of 4.5 years. We recognized a net loss on extinguishment of debt of less than $0.1 million on these refinancings.

Scheduled Debt Principal Payments

Scheduled debt principal payments during each of the next five calendar years following December 31, 2018 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2019 (a) (b)	$152,446
2020	223,353
2021	577,443
2022	244,104
2023	126,618
Thereafter through 2024	50,251
1,374,215
Unamortized deferred financing costs	(6,564)
Total	$1,367,651
__________

(a)
Balance includes $91.5 million of scheduled balloon payments on three consolidated mortgage loans. We currently intend to refinance these mortgage loans, although there can be no assurance that we will be able to do so on favorable terms, if at all.

(b)	Includes $40.8 million and $0.8 million of scheduled payments on the Bridge Loan and Working Capital Facility, respectively, to WPC (Note 3).

CWI 2018 10-K – 79

Notes to Consolidated Financial Statements

Note 10. Commitments and Contingencies

At December 31, 2018, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us, including liens for which we may obtain a bond, provide collateral or provide an indemnity, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Hotel Management Agreements

As of December 31, 2018, our Consolidated Hotel properties are operated pursuant to long-term management agreements with 12 different management companies, with initial terms ranging from five to 30 years. For hotels operated with separate franchise agreements, each management company receives a base management fee, generally ranging from 1.5% to 3.5% of hotel revenues. Four of our management agreements contain the right and license to operate the hotels under specified brands; no separate franchise agreements exist and no separate franchise fee is required for these hotels. The management agreements that include the benefit of a franchise agreement incur a base management fee ranging from 3.0% to 3.5% of hotel revenues. The management companies are generally also eligible to receive an incentive management fee, which is typically calculated as a percentage of operating profit, either (i) in excess of projections with a cap or (ii) after the owner has received a priority return on its investment in the hotel. We incurred management fee expense, including amortization of deferred management fees, of $17.8 million, $17.1 million and $18.2 million, respectively, for the years ended December 31, 2018, 2017 and 2016.

Franchise Agreements

Sixteen of our Consolidated Hotels operate under franchise or license agreements with national brands that are separate from our management agreements. As of December 31, 2018, we have 11 franchise agreements with Marriott owned brands, three with Hilton owned brands, one with InterContinental Hotels-owned brands and one with a Hyatt-owned brand related to our Consolidated Hotels. Our typical franchise agreements have initial terms ranging from 15 to 25 years. Three of our hotels are not operated with a hotel brand so the hotels do not have franchise agreements. Typically, our franchise agreements provide for a license fee, or royalty, of 3.0% to 6.0% of room revenues and, if applicable, 2.0% to 3.0% of food and beverage revenue. In addition, we generally pay 1.0% to 4.5% of room revenues as marketing and reservation system contributions for the system-wide benefit of brand hotels. Franchise fees are included in sales and marketing expense in our consolidated financial statements. We incurred franchise fee expense, including amortization of deferred franchise fees, of $16.2 million, $18.8 million and $20.5 million, respectively, for the years ended December 31, 2018, 2017 and 2016.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of December 31, 2018 and 2017, $37.9 million and $32.9 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures, and is included in Restricted cash in the consolidated financial statements.

Renovation Commitments

Certain of our hotel franchise and loan agreements require us to make planned renovations to our hotels. Additionally, from time to time, certain of our hotels may undergo renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, public space, meeting space, and/or restaurants, in order to better compete with other hotels and alternative lodging options in our markets. At December 31, 2018, we had various contracts outstanding with third parties in connection with the renovation of certain of our hotels. The remaining commitments under these contracts at December 31, 2018 totaled $21.4 million. Funding for a renovation will first come from our furniture, fixtures and equipment reserve accounts, to the extent permitted by the terms of the management agreement. Should these reserves be unavailable or insufficient to cover the cost of the renovation, we will fund all or the remaining portion of the renovation with existing cash resources, proceeds available under our Working Capital Facility and/or other sources of available capital, including cash flow from operations.

CWI 2018 10-K – 80

Notes to Consolidated Financial Statements

Ground Lease Commitments

Three of our hotels are subject to ground leases. Scheduled future minimum ground lease payments during each of the next five calendar years following December 31, 2018 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2019	$4,111
2020	4,210
2021	4,312
2022	4,417
2023	4,525
Thereafter through 2106	811,306
Total	$832,881

For the years ended December 31, 2018, 2017 and 2016, we recorded rent expense of $4.5 million, $3.9 million and $3.8 million, respectively, inclusive of percentage rents of $0.8 million, $0.8 million and $0.7 million, respectively, related to these ground leases, which are included in Property taxes, insurance, rent and other in the consolidated financial statements. Additionally, we recorded straight-line rent adjustment expense related to these ground leases of $6.0 million, $5.2 million and $5.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 11. Equity

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Years Ended December 31,
Gains and Losses on Derivative Instruments	2018	2017	2016
Beginning balance	$(455)	$(1,128)	$(885)
Other comprehensive loss before reclassifications	(290)	(140)	(1,084)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	448	599	970
Equity in earnings of equity method investments in real estate	—	232	422
Total	448	831	1,392
Net current period other comprehensive income	158	691	308
Net current period other comprehensive loss (income) attributable to noncontrolling interests	11	(18)	372
Reclassification to additional-paid in capital relating to purchase of remaining 25% membership interest in Fairmont Sonoma Mission Inn & Spa venture (a)	—	—	(923)
Ending balance	$(286)	$(455)	$(1,128)
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

CWI 2018 10-K – 81

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

	Years Ended December 31,
	2018	2017	2016
Return of capital	$0.4899	$0.2746	$0.3466
Ordinary income	0.0801	0.1875	0.2234
Capital gain	—	0.1079	—
Total distributions paid	$0.5700	$0.5700	$0.5700

During the fourth quarter of 2018, our board of directors declared a quarterly distribution of $0.1425 per share, which was paid on January 15, 2019 to stockholders of record on December 31, 2018, in the amount of $19.9 million.

During the year ended December 31, 2018, our board of directors declared distributions in the aggregate amount of $79.3 million, which equates to $0.5700 per share.

Note 12. Share-Based Payments

We maintain the 2010 Equity Incentive Plan, which authorizes the issuance of stock-based awards to our officers and employees of the Subadvisor who perform services on our behalf. The 2010 Equity Incentive Plan provides for the grant of RSUs and dividend equivalent rights. We also maintain the Directors Incentive Plan — 2010 Incentive Plan, which authorizes the issuance of stock-based awards to our independent directors. The Directors Incentive Plan — 2010 Incentive Plan provides for the grant of RSUs and dividend equivalent rights. A maximum of 4,000,000 shares may be granted, in the aggregate, under these two plans, of which 3,641,521 shares remain available for future grants at December 31, 2018.

A summary of the RSU activity for the years ended December 31, 2018, 2017 and 2016 follows:

	The Subadvisor		Independent Directors
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2016	74,305	$10.12	—	$—
Granted	41,744	10.66	16,886	10.66
Vested (a)	(35,557)	10.08	(16,886)	10.66
Forfeited	(8,663)	10.39	—	—
Nonvested at January 1, 2017	71,829	10.42	—	—
Granted	49,075	10.80	16,667	10.80
Vested (a)	(35,495)	10.31	(16,667)	10.80
Forfeited	(24,480)	10.69	—	—
Nonvested at January 1, 2018	60,929	10.68	—	—
Granted	61,178	10.41	17,292	10.41
Vested (a)	(28,565)	10.59	(17,292)	10.41
Forfeited	(5,750)	10.51	—	—
Nonvested at December 31, 2018 (b)	87,792	$10.53	—	$—
___________

(a)
RSUs issued to employees of the Subadvisor generally vest over three years, subject to continued employment and are forfeited if the recipient’s employment termination prior to vesting. RSUs issued to independent directors vest immediately. The total fair value of shares vested was $0.3 million for the year ended December 31, 2018 and $0.4 million for each of the years ended December 31, 2017 and 2016.

CWI 2018 10-K – 82

Notes to Consolidated Financial Statements

(b)
We currently expect to recognize compensation expense totaling approximately $0.6 million over the vesting period. The awards to employees of the Subadvisor had a weighted-average remaining contractual term of 1.8 years at December 31, 2018.

For the years ended December 31, 2018, 2017 and 2016, we recognized share based payment expense of $0.6 million, $0.5 million and $0.6 million, respectively, associated with RSU awards. Stock-based compensation expense is included within Corporate general and administrative expenses in the consolidated financial statements. We have not recognized any income tax benefit in earnings for our share-based payment arrangements since the inception of our plans.

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

The components of our income tax provision for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Federal
Current	$2,255	$2,004	$2,383
Deferred	930	(2,010)	451
	3,185	(6)	2,834

State and Local
Current	592	382	801
Deferred	1,100	(400)	26
	1,692	(18)	827
Total Provision (Benefit)	$4,877	$(24)	$3,661

Deferred income taxes at December 31, 2018 and 2017 consist of the following (in thousands):

	At December 31,
	2018	2017
Deferred Tax Assets
Net operating loss carryforwards	$7,163	$4,918
Accrued vacation payable and deferred rent	1,083	1,148
Deferred revenue — key money	288	304
Gift card liability	282	243
Interest expense limitation	—	1,203
Other	513	1,145
Total deferred income taxes	9,329	8,961
Valuation allowance	(6,140)	(4,359)
Total deferred tax assets	3,189	4,602
Deferred Tax Liabilities
Villa rental management agreement	(6,016)	(5,387)
Other	(179)	(193)
Total deferred tax liabilities	(6,195)	(5,580)
Net Deferred Tax Liability	$(3,006)	$(978)

CWI 2018 10-K – 83

Notes to Consolidated Financial Statements

A reconciliation of the provision for income taxes with the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the periods presented is as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Pre-tax income (loss) from taxable subsidiaries	$22,992	$(4,443)	$4,764

Federal provision (benefit) at statutory tax rate (a)	$4,828	$(1,555)	$1,668
(Income) loss not subject to federal tax	(2,529)	11	(1,239)
Valuation allowance	1,782	(550)	2,526
State and local taxes, net of federal benefit	655	(385)	534
Disposition of hotels	300	739	—
Non-deductible expenses	204	124	102
Other	(363)	86	70
Revaluation of deferred taxes due to Tax Cuts and Jobs Act (b)	—	1,506	—
Total provision (benefit)	$4,877	$(24)	$3,661
___________

(a)	The applicable statutory tax rate was 21%, 35%, and 35% for the years ended December 31, 2018, 2017, and 2016, respectively.

(b)
The Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, lowered the U.S. corporate income tax rate from 35% to 21%. This amount reflects the net impact of the Tax Cuts and Jobs Act on our domestic TRSs.

The utilization of net operating losses may be subject to certain limitations under the tax laws of the relevant jurisdiction. If not utilized, our federal and state and local net operating losses will begin to expire in 2028. As of December 31, 2018 and 2017, we recorded a valuation allowance of $6.1 million and $4.4 million, respectively, related to these net operating loss carryforwards and other deferred tax assets.

The net deferred tax liability in the table above is comprised of deferred tax asset balances, net of certain deferred tax liabilities and valuation allowances, of $1.0 million and $1.9 million at December 31, 2018 and 2017, respectively, which are included in Other assets, net in the consolidated balance sheets, and other deferred tax liability balances of $4.0 million and $2.9 million at December 31, 2018 and 2017, respectively, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

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

At both December 31, 2018 and 2017, we had unrecognized tax benefits of less than $0.1 million that, if recognized, would have a favorable impact on our effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At both December 31, 2018 and 2017, we had accrued interest related to uncertain tax positions of less than $0.1 million.

Our tax returns are subject to audit by taxing authorities. The statute of limitations varies by jurisdiction and ranges from three to four years. Such audits can often take years to complete and settle. The tax years 2014 through 2017 remain open to examination by the major taxing jurisdictions to which we are subject.

CWI 2018 10-K – 84

Notes to Consolidated Financial Statements

Note 14. Selected Quarterly Financial Data (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenues	$142,431	$167,259	$148,235	$155,962
Operating expenses	137,840	140,797	136,785	141,346
Net income (loss) (a)	19,544	7,867	(7,533)	(4,134)
(Income) loss attributable to noncontrolling interests	(5,357)	(146)	323	(2,508)
Net income (loss) attributable to CWI stockholders	$14,187	$7,721	$(7,210)	$(6,642)
Basic and diluted earnings (loss) per share attributable to CWI stockholders	$0.10	$0.06	$(0.05)	$(0.05)
Basic and diluted distributions declared per share	$0.1425	$0.1425	$0.1425	$0.1425

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenue	$159,704	$171,354	$154,829	$143,245
Operating expenses	147,134	150,663	150,424	137,442
Net (loss) income (a)	(932)	10,073	(15,821)	10,431
(Income) loss attributable to noncontrolling interests	(4,480)	310	7,052	(1,705)
Net (loss) income attributable to CWI stockholders	$(5,412)	$10,383	$(8,769)	$8,726
Basic and diluted (loss) earnings per share attributable to CWI stockholders	$(0.04)	$0.08	$(0.06)	$0.06
Basic and diluted distributions declared per share	$0.1425	$0.1425	$0.1425	$0.1425
___________

(a)
Results include a gain on sale of real estate of $31.9 million for the three months ended March 31, 2018, a gain on sale of real estate of $21.6 million during the three months ended December 31, 2017 and a loss on hurricane-related property damage of $7.6 million for the three months ended September 30, 2017.

CWI 2018 10-K – 85

CAREY WATERMARK INVESTORS INCORPORATED
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2018, 2017, and 2016
(in thousands)

Description	Balance at Beginning of Year	Other Additions	Deductions	Balance at End of Year
Year Ended December 31, 2018
Valuation reserve for deferred tax assets	$4,359	$2,966	$(1,185)	$6,140

Year Ended December 31, 2017
Valuation reserve for deferred tax assets	$4,909	$1,376	$(1,926)	$4,359

Year Ended December 31, 2016
Valuation reserve for deferred tax assets	$1,913	$3,198	$(202)	$4,909

CWI 2018 10-K – 86

CAREY WATERMARK INVESTORS INCORPORATED
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (a)	Increase (Decrease) In Net Investments (b)	Gross Amount at which Carried at Close of Period (c)						Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total	Accumulated Depreciation (c)	Date of Construction	Date Acquired
Hilton Garden Inn New Orleans French Quarter/CBD	$10,102	$1,539	$15,223	$1,940	$(58)	$1,538	$17,106	$18,644	$3,306	2004	Jun. 2012	4 – 40 yrs.
Lake Arrowhead Resort and Spa	14,497	4,300	17,990	4,198	—	4,300	22,188	26,488	6,233	1982	Jul. 2012	4 – 40 yrs.
Courtyard San Diego Mission Valley	45,751	16,200	65,452	1,975	—	16,200	67,427	83,627	11,180	1971	Dec. 2012	4 – 40 yrs.
Courtyard Pittsburgh Shadyside	15,266	3,515	25,833	1,893	—	3,515	27,726	31,241	4,509	2003	Mar. 2013	4 – 40 yrs.
Hutton Hotel Nashville	42,474	7,850	60,220	14,285	(32)	7,850	74,473	82,323	10,274	1961	May 2013	4 – 40 yrs.
Holiday Inn Manhattan 6th Ave Chelsea	74,913	30,023	81,398	1,211	—	30,023	82,609	112,632	11,906	2008	Jun. 2013	4 – 40 yrs.
Fairmont Sonoma Mission Inn & Spa	61,589	17,657	66,593	3,564	—	17,657	70,157	87,814	11,566	1927	Jul. 2013	4 – 40 yrs.
Marriott Raleigh City Center	67,389	—	68,405	8,051	—	—	76,456	76,456	10,647	2008	Aug. 2013	4 – 40 yrs.
Hawks Cay Resort	95,409	25,800	73,150	51,008	(31,394)	25,800	92,764	118,564	13,132	1960	Oct. 2013	4 – 40 yrs.
Renaissance Chicago Downtown	87,251	—	132,198	28,915	—	—	161,113	161,113	25,854	1991	Dec. 2013	4 – 40 yrs.
Hyatt Place Austin Downtown	54,976	9,100	73,700	127	—	9,100	73,827	82,927	8,781	2013	Apr. 2014	4 – 40 yrs.
Courtyard Times Square West	53,000	—	87,438	242	—	—	87,681	87,681	10,107	2013	May 2014	4 – 40 yrs.
Sheraton Austin Hotel at the Capitol	66,976	18,210	78,703	6,911	—	18,210	85,615	103,825	10,731	1986	May 2014	4 – 40 yrs.
Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center	51,530	5,662	71,598	137	—	5,663	71,735	77,398	8,184	2013	Jun. 2014	4 – 40 yrs.
Sanderling Resort	25,537	9,800	23,677	7,178	—	9,800	30,855	40,655	4,771	1985	Oct. 2014	4 – 40 yrs.
Marriott Kansas City Country Club Plaza	38,421	5,100	48,748	8,494	—	5,100	57,242	62,342	6,946	1987	Nov. 2014	4 – 40 yrs.
Westin Minneapolis	41,928	6,405	57,105	954	—	6,405	58,059	64,464	5,753	2007	Feb. 2015	4 – 40 yrs.
Westin Pasadena	88,408	22,785	112,215	7,368	—	22,785	119,583	142,368	11,892	1989	Mar. 2015	4 – 40 yrs.
Hilton Garden Inn/Homewood Suites Atlanta Midtown	37,465	5,700	47,680	161	—	5,700	47,841	53,541	4,445	2012	Apr. 2015	4 – 40 yrs.
Ritz-Carlton Key Biscayne	188,438	117,200	154,182	14,966	1,801	118,656	169,493	288,149	16,846	2001	May 2015	4 – 40 yrs.
Ritz-Carlton Fort Lauderdale	73,735	22,100	74,422	6,932	1,224	22,380	82,298	104,678	8,745	2007	Jun. 2015	4 – 40 yrs.
Le Méridien Dallas, The Stoneleigh	44,635	9,400	57,989	1,853	21	9,400	59,863	69,263	4,997	1923	Nov. 2015	4 – 40 yrs.
Equinox, a Luxury Collection Golf Resort & Spa	46,324	15,000	59,235	5,519	823	15,000	65,577	80,577	6,245	1853	Feb. 2016	4 – 40 yrs.
	$1,326,014	$353,346	$1,553,154	$177,882	$(27,615)	$355,082	$1,701,688	$2,056,770	$217,050
_______________

(a)	Consists of the cost of improvements subsequent to acquisition, including construction costs primarily for renovations pursuant to our contractual obligations.

(b)	The net decrease in net investments was primarily due to the write-off of assets damaged by Hurricane Irma for the Hawks Cay Resort totaling $31.4 million.

(c)	A reconciliation of hotels and accumulated depreciation follows:

CWI 2018 10-K – 87

CAREY WATERMARK INVESTORS INCORPORATED
NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

	Reconciliation of Hotels
	Years Ended December 31,
	2018	2017	2016
Beginning balance	$2,036,454	$2,141,532	$2,064,909
Improvements	52,752	40,780	35,869
Dispositions	(23,280)	(13,380)	—
Write-off of assets damaged by hurricane	(8,905)	(24,147)	—
Write-off of fully depreciated assets	(251)	(25)	(186)
Reclassification to Assets held for sale (a)	—	(108,306)	(38,823)
Additions	—	—	79,763
Ending balance	$2,056,770	$2,036,454	$2,141,532

	Reconciliation of Accumulated Depreciation for Hotels
	Years Ended December 31,
	2018	2017	2016
Beginning balance	$165,509	$123,101	$76,078
Depreciation expense	53,758	54,040	50,960
Dispositions	(1,966)	(1,721)	—
Write-off of fully depreciated assets	(251)	(25)	(186)
Reclassification to Assets held for sale	—	(9,886)	(3,751)
Ending balance	$217,050	$165,509	$123,101
___________

(a)	Includes $4.1 million of impairment charges recognized during the year ended December 31, 2016 related to properties included in Assets held for sale as of December 31, 2016 (Note 7).

At December 31, 2018, the aggregate cost of real estate that we and our consolidated subsidiaries own for federal income tax purposes was approximately $2.0 billion.

CWI 2018 10-K – 88

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2018 at a reasonable level of assurance.

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

We assessed the effectiveness of our internal control over financial reporting at December 31, 2018. In making this assessment, we used criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that, at December 31, 2018, our internal control over financial reporting was effective based on those criteria.

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

CWI 2018 10-K – 89

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for the 2019 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation.

This information will be contained in our definitive proxy statement for the 2019 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in our definitive proxy statement for the 2019 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for the 2019 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

This information will be contained in our definitive proxy statement for the 2019 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

CWI 2018 10-K – 90

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment and Restatement of Carey Watermark Investors Incorporated	Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 12, 2010

3.2	Amended and Restated Bylaws of Carey Watermark Investors Incorporated	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on June 27, 2018

4.1	Amended and Restated Distribution Reinvestment and Stock Purchase Plan	Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3D, filed on February 11, 2015

10.1	Agreement of Limited Partnership of CWI OP, LP dated September 15, 2010 by and between Carey Watermark Investors Incorporated and Carey Watermark Holdings, LLC	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 12, 2010

10.2	2010 Equity Incentive Plan	Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 12, 2010

10.3	Indemnification Agreement dated September 15, 2010, between Carey Watermark Investors Incorporated and CWA, LLC	Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 12, 2010

10.4	Form of Indemnification Agreement between Carey Watermark Investors Incorporated and its directors and executive officers	Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 12, 2010

10.5	Carey Watermark Investors Incorporated Directors’ Incentive Plan — 2010 Equity Incentive Plan	Incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 18, 2011

10.6	Form of Restricted Stock Unit Award Agreement	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 13, 2011

10.7	Limited Liability Company Operating Agreement of CWI-HRI French Quarter Hotel Property, LLC dated September 2, 2011 by and between CWI New Orleans Hotel, LLC and Guitar Partners LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on September 12, 2011

10.8	Limited Liability Company Operating Agreement of CWI-HRI New Orleans CBD Hotel, LLC dated as of June 8, 2012, by and between CWI New Orleans CBD Hotel, LLC and Eleventh Floor Lodging, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on June 14, 2012

10.9	Limited Liability Company Operating Agreement of CWI-Fairmont Sonoma Hotel, LLC, by and between CWI Sonoma Hotel, LLC and Fairmont Hotels and Resorts (Maryland) LLC, dated as of July 10, 2013	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on July 16, 2013

10.10	Subadvisory Agreement dated September 15, 2010 by and between Carey Lodging Advisors, LLC and CWA, LLC	Incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-11 (File No. 333-191913) filed on December 17, 2013

10.11	First Amendment to Subadvisory Agreement, dated as of May 12, 2015, by and between Carey Lodging Advisors, LLC and CWA, LLC	Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q, filed on May 14, 2015

CWI 2018 10-K – 91

Exhibit No.	Description	Method of Filing
10.12	Amended and Restated Advisory Agreement, dated as of January 1, 2016, by and among Carey Watermark Investors Incorporated, CWI OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.14 to W. P. Carey’s Annual Report on Form 10-K (File No. 001-13779), filed on February 26, 2016

10.13	First Amendment to Amended and Restated Advisory Agreement, dated as of June 13, 2017, by and among Carey Watermark Investors Incorporated, CWI OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.24 to W. P. Carey Inc.’s Annual Report on Form 10-K (File No. 001-13779), filed on February 23, 2018

10.14	Loan Agreement, between W. P. Carey Inc. as Lender, and CWI OP, LP as Borrower, dated as of September 26, 2017	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 13, 2017

10.15	First Amendment to Loan Agreement, dated as of June 26, 2018, between W. P. Carey Inc. as Lender, and CWI OP, LP as Borrower	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018

10.16	Second Amendment to the Loan Agreement, between W. P. Carey Inc., as Lender, and CWI OP, LP, as Borrower, effective as of September 30, 2018	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2018

10.17	Pledge and Security Agreement, between W.P. Carey Inc. as Lender, and CWI OP, LP as Pledgor, dated as of September 26, 2017	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 13, 2017

10.18	Amended, Restated and Consolidated Promissory Note, between W.P. Carey Inc. as Lender, and CWI OP, LP as Borrower, dated as of September 26, 2017	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 13, 2017

10.19	Payment Guaranty, between W.P. Carey Inc. as Lender and Carey Watermark Investors Incorporated as Guarantor, dated as of September 26, 2017	Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 13, 2017

21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

23.2	Consent of RSM US LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Financial statements of the Ritz-Carlton Bacara, Santa Barbara Hotel	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

CWI 2018 10-K – 92

Item 16. Form 10-K Summary.

None.

CWI 2018 10-K – 93

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors Incorporated
Date:	March 15, 2019
		By:	/s/ Michael G. Medzigian
Michael G. Medzigian
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael G. Medzigian	Chief Executive Officer and Director	March 15, 2019
Michael G. Medzigian	(Principal Executive Officer)

/s/ Mallika Sinha	Chief Financial Officer	March 15, 2019
Mallika Sinha	(Principal Financial Officer)

/s/ Noah K. Carter	Chief Accounting Officer	March 15, 2019
Noah K. Carter	(Principal Accounting Officer)

/s/ Jason E. Fox	Chairman of the Board and Director	March 15, 2019
Jason E. Fox

/s/ Charles S. Henry	Director	March 15, 2019
Charles S. Henry

/s/ Michael D. Johnson	Director	March 15, 2019
Michael D. Johnson

/s/ Simon M. Turner	Director	March 15, 2019
Simon M. Turner

CWI 2018 10-K – 94

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment and Restatement of Carey Watermark Investors Incorporated	Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 12, 2010

3.2	Amended and Restated Bylaws of Carey Watermark Investors Incorporated	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on June 27, 2018

4.1	Amended and Restated Distribution Reinvestment and Stock Purchase Plan	Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3D, filed on February 11, 2015

10.1	Agreement of Limited Partnership of CWI OP, LP dated September 15, 2010 by and between Carey Watermark Investors Incorporated and Carey Watermark Holdings, LLC	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 12, 2010

10.2	2010 Equity Incentive Plan	Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 12, 2010

10.3	Indemnification Agreement dated September 15, 2010, between Carey Watermark Investors Incorporated and CWA, LLC	Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 12, 2010

10.4	Form of Indemnification Agreement between Carey Watermark Investors Incorporated and its directors and executive officers	Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 12, 2010

10.5	Carey Watermark Investors Incorporated Directors’ Incentive Plan — 2010 Equity Incentive Plan	Incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 18, 2011

10.6	Form of Restricted Stock Unit Award Agreement	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 13, 2011

10.7	Limited Liability Company Operating Agreement of CWI-HRI French Quarter Hotel Property, LLC dated September 2, 2011 by and between CWI New Orleans Hotel, LLC and Guitar Partners LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on September 12, 2011

10.8	Limited Liability Company Operating Agreement of CWI-HRI New Orleans CBD Hotel, LLC dated as of June 8, 2012, by and between CWI New Orleans CBD Hotel, LLC and Eleventh Floor Lodging, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on June 14, 2012

10.9	Limited Liability Company Operating Agreement of CWI-Fairmont Sonoma Hotel, LLC, by and between CWI Sonoma Hotel, LLC and Fairmont Hotels and Resorts (Maryland) LLC, dated as of July 10, 2013	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on July 16, 2013

10.10	Subadvisory Agreement dated September 15, 2010 by and between Carey Lodging Advisors, LLC and CWA, LLC	Incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-11 (File No. 333-191913) filed on December 17, 2013

10.11	First Amendment to Subadvisory Agreement, dated as of May 12, 2015, by and between Carey Lodging Advisors, LLC and CWA, LLC	Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q, filed on May 14, 2015

CWI 2018 10-K – 95

Exhibit No.	Description	Method of Filing
10.12	Amended and Restated Advisory Agreement, dated as of January 1, 2016, by and among Carey Watermark Investors Incorporated, CWI OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.14 to W. P. Carey’s Annual Report on Form 10-K (File No. 001-13779), filed on February 26, 2016

10.13	First Amendment to Amended and Restated Advisory Agreement, dated as of June 13, 2017, by and among Carey Watermark Investors Incorporated, CWI OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.24 to W. P. Carey Inc.’s Annual Report on Form 10-K (File No. 001-13779), filed on February 23, 2018

10.14	Loan Agreement, between W. P. Carey Inc. as Lender, and CWI OP, LP as Borrower, dated as of September 26, 2017	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 13, 2017

10.15	First Amendment to Loan Agreement, dated as of June 26, 2018, between W. P. Carey Inc. as Lender, and CWI OP, LP as Borrower	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018

10.16	Second Amendment to the Loan Agreement, between W. P. Carey Inc., as Lender, and CWI OP, LP, as Borrower, effective as of September 30, 2018	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2018

10.17	Pledge and Security Agreement, between W.P. Carey Inc. as Lender, and CWI OP, LP as Pledgor, dated as of September 26, 2017	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 13, 2017

10.18	Amended, Restated and Consolidated Promissory Note, between W.P. Carey Inc. as Lender, and CWI OP, LP as Borrower, dated as of September 26, 2017	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 13, 2017

10.19	Payment Guaranty, between W.P. Carey Inc. as Lender and Carey Watermark Investors Incorporated as Guarantor, dated as of September 26, 2017	Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 13, 2017

21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

23.2	Consent of RSM US LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Financial statements of the Ritz-Carlton Bacara, Santa Barbara Hotel	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

CWI 2018 10-K – 96