Form 10-Q
period 2019-03-31
Carey Watermark Investors Inc
filed 2019-05-10
CIK 1430259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Registrant has 141,339,071 shares of common stock, $0.001 par value, outstanding at May 3, 2019.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These statements are based on the current expectations of our management. Forward-looking statements in this Report include, among others, statements about the impact of Hurricane Irma on certain hotels, including the condition of the properties and cost estimates. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements, as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 15, 2019 (the “2018 Annual Report”). Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

CWI 3/31/2019 10-Q – 1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
Assets
Investments in real estate:
Hotels, at cost	$2,177,734	$2,175,975
Accumulated depreciation	(280,001)	(266,323)
Net investments in hotels	1,897,733	1,909,652
Equity investments in real estate	113,172	112,715
Operating lease right-of-use assets	50,533	—
Cash and cash equivalents	60,973	66,593
Intangible assets, net	65,982	76,671
Restricted cash	52,688	54,537
Accounts receivable, net	43,899	36,884
Other assets	23,157	23,092
Total assets	$2,308,137	$2,280,144
Liabilities and Equity
Non-recourse debt, net	$1,322,948	$1,326,014
WPC Credit Facility	41,637	41,637
Accounts payable, accrued expenses and other liabilities	109,187	128,955
Operating lease liabilities	70,742	—
Due to related parties and affiliates	5,285	6,258
Distributions payable	20,092	19,898
Total liabilities	1,569,891	1,522,762
Commitments and contingencies (Note 10)
Common stock, $0.001 par value; 300,000,000 shares authorized; 141,007,846 and 139,627,375 shares, respectively, issued and outstanding	141	140
Additional paid-in capital	1,189,328	1,174,887
Distributions and accumulated losses	(505,586)	(471,130)
Accumulated other comprehensive loss	(411)	(286)
Total stockholders’ equity	683,472	703,611
Noncontrolling interests	54,774	53,771
Total equity	738,246	757,382
Total liabilities and equity	$2,308,137	$2,280,144

See Notes to Consolidated Financial Statements.

CWI 3/31/2019 10-Q – 2

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues
Hotel Revenues
Rooms	$96,237	$91,792
Food and beverage	42,761	40,474
Other operating revenue	12,725	10,032
Business interruption income	467	133
Total Hotel Revenues	152,190	142,431
Expenses
Rooms	21,993	21,814
Food and beverage	29,085	27,910
Other hotel operating expenses	6,859	6,265
Property taxes, insurance, rent and other	19,800	15,426
Sales and marketing	14,071	14,295
General and administrative	13,738	13,077
Repairs and maintenance	4,962	4,785
Management fees	4,798	4,672
Utilities	3,698	3,568
Depreciation and amortization	18,954	19,711
Total Hotel Operating Expenses	137,958	131,523
Asset management fees to affiliate and other expenses	3,731	3,918
Corporate general and administrative expenses	3,109	2,968
Loss (gain) on hurricane-related property damage	232	(569)
Total Expenses	145,030	137,840
Operating income before net gain on sale of real estate	7,160	4,591
Net gain on sale of real estate	—	31,929
Operating Income	7,160	36,520
Interest expense	(16,408)	(16,781)
Equity in losses of equity method investments in real estate, net	(540)	(1,025)
Other income	122	122
(Loss) Income before income taxes	(9,666)	18,836
(Provision for) benefit from income taxes	(120)	708
Net (Loss) Income	(9,786)	19,544
Income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $1,899 and $972, respectively)	(4,578)	(5,357)
Net (Loss) Income Attributable to CWI Stockholders	$(14,364)	$14,187
Basic and Diluted (Loss) Income Per Share	$(0.10)	$0.10
Basic and Diluted Weighted-Average Shares Outstanding	140,691,355	138,780,516

See Notes to Consolidated Financial Statements.

CWI 3/31/2019 10-Q – 3

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Net (Loss) Income	$(9,786)	$19,544
Other Comprehensive (Loss) Income
Unrealized (loss) gain on derivative instruments	(125)	315
Comprehensive (Loss) Income	(9,911)	19,859

Amounts Attributable to Noncontrolling Interests
Net income	(4,578)	(5,357)
Unrealized gain on derivative instruments	—	(12)
Comprehensive income attributable to noncontrolling interests	(4,578)	(5,369)
Comprehensive (Loss) Income Attributable to CWI Stockholders	$(14,489)	$14,490

See Notes to Consolidated Financial Statements.

CWI 3/31/2019 10-Q – 4

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Three Months Ended March 31, 2019 and 2018
(in thousands, except share and per share amounts)

	CWI Stockholders
	Shares	Common Stock	Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CWI Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at January 1, 2019	139,627,375	$140	$1,174,887	$(471,130)	$(286)	$703,611	$53,771	$757,382
Net (loss) income				(14,364)		(14,364)	4,578	(9,786)
Shares issued, net of offering costs	1,041,452	1	10,828			10,829		10,829
Shares issued to affiliates	336,945	—	3,507			3,507		3,507
Distributions to noncontrolling interests						—	(3,575)	(3,575)
Shares issued under share incentive plans			84			84		84
Stock-based compensation to directors	2,882	—	30			30		30
Distributions declared ($0.1425 per share)				(20,092)		(20,092)		(20,092)
Other comprehensive loss					(125)	(125)		(125)
Repurchase of shares	(808)	—	(8)			(8)		(8)
Balance at March 31, 2019	141,007,846	$141	$1,189,328	$(505,586)	$(411)	$683,472	$54,774	$738,246

Balance at January 1, 2018	137,826,503	$138	$1,153,652	$(399,884)	$(455)	$753,451	$54,437	$807,888
Net income				14,187		14,187	5,357	19,544
Shares issued, net of offering costs	1,026,208	1	11,082			11,083		11,083
Shares issued to affiliates	337,030	—	3,640			3,640		3,640
Distributions to noncontrolling interests						—	(972)	(972)
Shares issued under share incentive plans			75			75		75
Distributions declared ($0.1425 per share)				(19,837)		(19,837)		(19,837)
Other comprehensive income					303	303	12	315
Balance at March 31, 2018	139,189,741	$139	$1,168,449	$(405,534)	$(152)	$762,902	$58,834	$821,736

See Notes to Consolidated Financial Statements.

CWI 3/31/2019 10-Q – 5

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash Flows — Operating Activities
Net (loss) income	$(9,786)	$19,544
Adjustments to net (loss) income:
Depreciation and amortization	18,954	19,711
Asset management fees to affiliates settled in shares	3,563	3,560
Amortization of deferred financing costs and other	696	863
Equity in losses of equity method investments in real estate, net	540	1,025
Business interruption income	(467)	(133)
Loss (gain) on hurricane-related property damage	232	(569)
Amortization of stock-based compensation expense	113	75
Net gain on sale of real estate (Note 4)	—	(31,929)
Straight-line rent adjustments	—	1,283
Net changes in other operating assets and liabilities	(2,491)	(4,285)
Net decrease in operating lease right-of-use assets	2,009	—
Insurance proceeds for remediation work due to hurricane damage	1,285	806
Decrease in due to related parties and affiliates	(1,053)	(24)
Distributions of earnings from equity method investments	614	1,127
Receipt of key money and other deferred incentive payments	500	—
Business interruption insurance proceeds	467	250
Net increase in operating lease liabilities	288	—
Funding of hurricane/fire-related remediation work	(3)	(8,742)
Net Cash Provided by Operating Activities	15,461	2,562

Cash Flows — Investing Activities
Capital expenditures	(9,938)	(14,265)
Hurricane-related property insurance proceeds	5,059	313
Capital contributions to equity investments in real estate	(1,690)	(342)
Repayments of loan receivable	54	110
Distributions received from equity investments in excess of cumulative equity income	25	5,721
Proceeds from the sale of real estate investments (Note 4)	—	135,491
Net Cash (Used in) Provided by Investing Activities	(6,490)	127,028

Cash Flows — Financing Activities
Distributions paid	(19,898)	(19,642)
Net proceeds from issuance of shares	10,830	11,083
Scheduled payments and prepayments of mortgage principal	(4,223)	(74,917)
Distributions to noncontrolling interests	(3,575)	(972)
Proceeds from mortgage financing	546	—
Scheduled payments of loan	(64)	(227)
Purchase of interest rate caps	(35)	(97)
Repurchase of shares	(11)	—
Deferred financing costs	(10)	—
Repayment of note payable to affiliate	—	(37,000)
Proceeds from note payable to affiliate	—	10,000
Net Cash Used In Financing Activities	(16,440)	(111,772)

Change in Cash and Cash Equivalents and Restricted Cash During the Period
Net (decrease) increase in cash and cash equivalents and restricted cash	(7,469)	17,818
Cash and cash equivalents and restricted cash, beginning of period	121,130	132,376
Cash and cash equivalents and restricted cash, end of period	$113,661	$150,194

See Notes to Consolidated Financial Statements.

CWI 3/31/2019 10-Q – 6

CAREY WATERMARK INVESTORS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business

Organization

Carey Watermark Investors Incorporated (“CWI”) is a publicly-owned, non-traded real estate investment trust (“REIT”) that, together with its consolidated subsidiaries, invests in, manages and seeks to enhance the value of, interests in lodging and lodging-related properties in the United States. We conduct substantially all of our investment activities and own all of our assets through CWI OP, LP (the “Operating Partnership”). We are a general partner and a limited partner of, and own a 99.985% capital interest in, the Operating Partnership. Carey Watermark Holdings, LLC (“Carey Watermark Holdings”), which is owned indirectly by both W. P. Carey Inc. (“WPC”) and Watermark Capital Partners, LLC (“Watermark Capital Partners”), holds a special general partner interest in the Operating Partnership.

We are managed by Carey Lodging Advisors, LLC (our “Advisor”), an indirect subsidiary of WPC. Our Advisor manages our overall portfolio, including providing oversight and strategic guidance to the independent hotel operators that manage our hotels. CWA, LLC (the “Subadvisor”), a subsidiary of Watermark Capital Partners, provides services to our Advisor, primarily relating to acquiring, managing, financing and disposing of our hotels and overseeing the independent operators that manage the day-to-day operations of our hotels. In addition, the Subadvisor provides us with the services of Mr. Michael G. Medzigian, our Chief Executive Officer, subject to the approval of our independent directors.

We held ownership interests in 27 hotels at March 31, 2019, including 23 hotels that we consolidate (“Consolidated Hotels”) and four hotels that we record as equity investments (“Unconsolidated Hotels”).

Public Offerings

We raised $575.8 million through our initial public offering, which ran from September 15, 2010 through September 15, 2013, and $577.4 million through our follow-on offering, which ran from December 20, 2013 through December 31, 2014. We have fully invested the proceeds from both our initial public offering and follow-on offering. In addition, from inception through March 31, 2019, $224.6 million of distributions were reinvested in our common stock as a result of our distribution reinvestment plan (“DRIP”).

Note 2. Basis of Presentation

Basis of Presentation

Our interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of our consolidated financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States (“GAAP”).

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position, results of operations and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2018, which are included in our 2018 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

CWI 3/31/2019 10-Q – 7

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

When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a variable interest entity (“VIE”), and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. We apply the accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain decision-making rights within a loan or joint-venture agreement can cause us to consider an entity a VIE. Limited partnerships and other similar entities which operate as a partnership will be considered a VIE unless the limited partners hold substantive kick-out rights or participation rights. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE, and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of the VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The liabilities of these VIEs are non-recourse to us and can only be satisfied from each VIE’s respective assets.

At both March 31, 2019 and December 31, 2018, we considered five entities to be VIEs, four of which we consolidated as we are considered the primary beneficiary. The following table presents a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets (in thousands):

	March 31, 2019	December 31, 2018
Net investments in hotels	$495,423	$497,637
Intangible assets, net	37,647	37,847
Total assets	580,748	576,430

Non-recourse debt, net	$343,317	$344,018
Total liabilities	377,129	373,700

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. In accordance with the SEC’s adoption of certain rule and form amendments on August 17, 2018, we moved Net gain on sale of real estate in the consolidated statements of income to be included within Operating Income.

Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$60,973	$66,593
Restricted cash	52,688	54,537
Total cash and cash equivalents and restricted cash	$113,661	$121,130

CWI 3/31/2019 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

Recent Accounting Pronouncements

Pronouncements Adopted as of March 31, 2019

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). ASU 2016-02 modifies the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract: the lessee and the lessor. ASU 2016-02 provides new guidelines that change the accounting for leasing arrangements for lessees, whereby their rights and obligations under substantially all leases, existing and new, are capitalized and recorded on the balance sheet. For lessors, however, the new standard remains generally consistent with existing guidance, but has been updated to align with certain changes to the lessee model and ASU 2014-09, Revenue from Contracts with Customers (Topic 606).

We adopted this guidance for our interim and annual periods beginning January 1, 2019 using the modified retrospective method, applying the transition provisions at the beginning of the period of adoption rather than at the beginning of the earliest comparative period presented. We elected the package of practical expedients as permitted under the transition guidance, which allowed us to not reassess whether arrangements contain leases, lease classification and initial direct costs. The adoption of the lease standard did not result in a cumulative effect adjustment recognized in the opening balance of retained earnings as of January 1, 2019.

The most significant impact of the adoption of ASU 2016-02 was the recognition of operating lease right-of-use (“ROU”) assets and corresponding lease liabilities primarily related to our ground leases, and to a lesser extent, our parking garage and equipment leases, for which we were the lessee of $52.6 million and $70.5 million, respectively, on January 1, 2019, which included reclassifying below-market ground lease and parking garage lease intangible assets, above-market ground lease intangible liabilities and deferred rent as a component of the ROU asset (a net reclassification of $17.9 million). See Note 10 for additional disclosures of the presentation of these amounts in our consolidated balance sheet.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments under the lease. We determine if an arrangement contains a lease at contract inception and determine the classification of the lease at commencement. Operating lease ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. We do not include renewal options in the lease term when calculating the lease liability unless we are reasonably certain we will exercise the option. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. Our variable lease payments may consist of payments based on a percentage of revenue and increases as a result of Consumer Price Index (“CPI”) or other comparable indices. Lease expense for operating lease payments is recognized on a straight-line basis over the term of the lease.

The implicit rate within our operating leases is generally not determinable and, as a result, we use our incremental borrowing rate at the lease commencement date to determine the present value of lease payments. The determination of our incremental borrowing rate requires judgment. We determine our incremental borrowing rate for each lease using estimated baseline mortgage rates. These baseline rates are determined based on a review of current mortgage debt market activity for benchmark securities utilizing a yield curve. The rates are then adjusted for various factors, including level of collateralization and lease term.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 makes more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess hedge effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. We adopted this guidance for our interim and annual periods beginning January 1, 2019. The adoption of ASU 2017-12 did not have a material impact on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions in exchange for goods and services from nonemployees, which will align the accounting for such payments to nonemployees with the existing requirements for share-based payments granted to employees (with certain exceptions). These share-based payments will now be measured at the grant-date fair value of the equity instrument issued. We adopted this guidance for our interim and annual periods beginning January 1, 2019. The adoption of this standard did not have a material impact on our consolidated financial statements.

CWI 3/31/2019 10-Q – 9

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

The following tables present a summary of fees we paid; expenses we reimbursed; and distributions we made to our Advisor, the Subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

	Three Months Ended March 31,
	2019	2018
Amounts Included in the Consolidated Statements of Operations
Asset management fees	$3,563	$3,560
Available Cash Distributions	1,899	972
Personnel and overhead reimbursements	1,616	1,438
Interest expense	362	378
Disposition fees	—	190
	$7,440	$6,538

Other Transaction Fees Incurred
Capitalized loan refinancing fees	$—	$390

The following table presents a summary of the amounts included in Due to related parties and affiliates in the consolidated financial statements (in thousands):

	March 31, 2019	December 31, 2018
Amounts Due to Related Parties and Affiliates
Accrued interest on WPC Credit Facility	$2,444	$2,082
Reimbursable costs	1,424	1,785
Other amounts due to our Advisor	1,225	1,184
Due to other affiliates	192	1,207
	$5,285	$6,258

Asset Management Fees, Disposition Fees and Loan Refinancing Fees

We pay our Advisor an annual asset management fee equal to 0.5% of the aggregate average market value of our investments, as described in the Advisory Agreement. Our Advisor is also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property, as well as a loan refinancing fee of up to 1.0% of the principal amount of a refinanced loan, if certain conditions described in the Advisory Agreement are met. If our Advisor elects to receive all or a portion of its fees in shares of our common stock, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share (“NAV”). For the three months ended March 31, 2019 and 2018, we settled $3.5 million and $3.6 million, respectively, of asset management fees in shares of our common stock at our Advisor’s election. At March 31, 2019, our Advisor owned 4,611,915 shares (3.3%) of our outstanding common stock. Asset management fees are included in Asset management fees to affiliate and other expenses in the consolidated financial statements.

CWI 3/31/2019 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

Available Cash Distributions

Carey Watermark Holdings’ special general partner interest entitles it to receive distributions of 10% of Available Cash (as defined in the limited partnership agreement of the Operating Partnership) (“Available Cash Distributions”) generated by the Operating Partnership, subject to certain limitations. In addition, in the event of the dissolution of the Operating Partnership, Carey Watermark Holdings will be entitled to receive distributions of up to 15% of net proceeds, provided certain return thresholds are met for the initial investors in the Operating Partnership. Available Cash Distributions are included in Income attributable to noncontrolling interests in the consolidated financial statements.

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

Other Transactions with Affiliates

WPC Credit Facility

On September 26, 2017, we entered into a secured credit facility (the “WPC Credit Facility”) with our Operating Partnership as borrower and WPC as lender. The WPC Credit Facility consists of (i) a bridge term loan of up to $75.0 million (the “Bridge Loan”) for the purpose of acquiring an interest in the Ritz-Carlton Bacara, Santa Barbara Venture and (ii) a $25.0 million revolving working capital facility (the “Working Capital Facility”) to be used for our working capital needs. As amended, the Bridge Loan is currently scheduled to mature on June 30, 2019, with one three-month extension available at our option. As amended, the Working Capital Facility is currently scheduled to mature on December 31, 2019. If the Advisory Agreement expires or is terminated, both the Bridge Loan and the Working Capital Facility would mature at that time. Both loans bear interest at the London Interbank Offered Rate (“LIBOR”) plus 1.0%; provided however, that upon the occurrence of certain events of default (as defined in the loan agreement), all outstanding amounts will be subject to a 2.0% annual interest rate increase. We serve as guarantor of the WPC Credit Facility and have pledged our unencumbered equity interests in certain properties as collateral, as further described in the pledge and security agreement entered into between the borrower and lender. At both March 31, 2019 and December 31, 2018, the outstanding balances under the Bridge Loan and Working Capital Facility were $40.8 million and $0.8 million, respectively, with $24.2 million available to be drawn under the Working Capital Facility.

On April 24, 2019, we borrowed an additional $5.0 million under the Working Capital Facility (Note 13).

The WPC Credit Facility includes various customary affirmative and negative covenants. We were in compliance with all applicable covenants at March 31, 2019.

Jointly-Owned Investments

At March 31, 2019, we owned interests in three ventures with CWI 2: the Ritz-Carlton Key Biscayne, a Consolidated Hotel, and the Marriott Sawgrass Golf Resort & Spa and the Ritz-Carlton Bacara, Santa Barbara, both Unconsolidated Hotels. A third-party also owns an interest in the Ritz-Carlton Key Biscayne.

CWI 3/31/2019 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Net Investments in Hotels

Net investments in hotels are summarized as follows (in thousands):

	March 31, 2019	December 31, 2018
Buildings	$1,550,447	$1,552,365
Land	355,082	355,082
Building and site improvements	151,982	149,323
Furniture, fixtures and equipment	105,608	108,907
Construction in progress	14,615	10,298
Hotels, at cost	2,177,734	2,175,975
Less: Accumulated depreciation	(280,001)	(266,323)
Net investments in hotels	$1,897,733	$1,909,652

During the three months ended March 31, 2019 and 2018, we retired fully depreciated furniture, fixtures and equipment aggregating $4.9 million and $4.3 million, respectively.

Depreciation expense was $18.6 million and $19.3 million for the three months ended March 31, 2019 and 2018, respectively.

Hurricane-Related Disruption

During the three months ended March 31, 2019 and 2018, we recognized a loss of $0.2 million and a gain of $0.6 million, respectively, resulting from changes in our estimates of the total aggregate damage incurred at our properties. Below is a summary of the items that comprised our aggregate damage incurred at the properties (in thousands):

	Three Months Ended March 31,
	2019	2018
Net write-off of fixed assets	$1,947	$5,658
Remediation work performed	—	5,797
Property damage insurance receivables	(1,715)	(12,024)
Loss (gain) on hurricane-related property damage	$232	$(569)

As of March 31, 2019, we have received cumulative business interruption insurance proceeds of $21.4 million, of which we recorded $0.5 million in the consolidated statements of operations as Business interruption income during the three months ended March 31, 2019. No business interruption income was recorded in the consolidated statements of operations during the three months ended March 31, 2018 related to Hurricane Irma.

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

CWI 3/31/2019 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

Construction in Progress

At March 31, 2019 and December 31, 2018, construction in progress, recorded at cost, was $14.6 million and $10.3 million, respectively, and related primarily to planned renovations at Ritz-Carlton Fort Lauderdale, the Ritz-Carlton Key Biscayne and Renaissance Chicago Downtown and the restoration of the Hawks Cay Resort as a result of the damage caused by Hurricane Irma, at both March 31, 2019 and December 31, 2018. Upon substantial completion of renovation work, costs are reclassified from construction in progress to buildings, building and site improvements and furniture, fixture and equipment, as applicable, and depreciation will commence.

We capitalize qualifying interest expense and certain other costs, such as property taxes, property insurance, utilities expense and hotel incremental labor costs, related to hotels undergoing major renovations. We capitalized $0.3 million and $0.7 million of such costs during the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019 and December 31, 2018, accrued capital expenditures were $4.1 million and $5.5 million, respectively, representing non-cash investing activity.

Note 5. Equity Investments in Real Estate

At March 31, 2019, we owned equity interests in four Unconsolidated Hotels, two with unrelated third parties and two with CWI 2. We do not control the ventures that own these hotels, but we exercise significant influence over them. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to our Advisor that we incur and other-than-temporary impairment charges, if any).

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

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these ventures are affected by the timing and nature of distributions (dollars in thousands):

Unconsolidated Hotels	State	Number of Rooms	% Owned	Hotel Type	Carrying Value at
					March 31, 2019	December 31, 2018
Ritz-Carlton Bacara, Santa Barbara Venture (a) (b)	CA	358	40%	Resort	$56,475	$56,814
Ritz-Carlton Philadelphia Venture (c)	PA	301	60%	Full-service	28,467	29,951
Marriott Sawgrass Golf Resort & Spa Venture (d) (e)	FL	514	50%	Resort	27,745	25,439
Hyatt Centric French Quarter Venture (f)	LA	254	80%	Full-service	485	511
		1,427			$113,172	$112,715
___________

(a)	This investment represents a tenancy-in-common interest; the remaining 60.0% interest is owned by CWI 2.

(b)	We contributed $1.7 million to this investment during the three months ended March 31, 2019, which included funding for the hotel’s renovation.

(c)	No cash distributions were received from this investment during the three months ended March 31, 2019.

(d)	We received cash distributions of $0.2 million from this investment during the three months ended March 31, 2019.

(e)
This investment is considered a VIE (Note 2). We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence, but does not give us power over decisions that significantly affect the economic performance of the entity.

(f)	We received cash distributions of $0.5 million from this investment during the three months ended March 31, 2019.

CWI 3/31/2019 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth our share of equity in earnings (losses) from our Unconsolidated Hotels, which are based on the HLBV model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended March 31,
Venture	2019	2018
Marriott Sawgrass Golf Resort & Spa Venture	$2,491	$1,623
Ritz-Carlton Bacara, Santa Barbara Venture	(1,976)	(1,950)
Ritz-Carlton Philadelphia Venture	(1,485)	(1,476)
Hyatt Centric French Quarter Venture	430	387
Westin Atlanta Venture (a)	—	391
Total equity in losses of equity method investments in real estate	$(540)	$(1,025)
___________

(a)
On October 19, 2017, the venture sold the Westin Atlanta Perimeter North to an unaffiliated third party. Our share of equity in earnings during the three months ended March 31, 2018 was the result of additional cash distributions received in this period in connection with the disposition.

No other-than-temporary impairment charges related to our investments in these ventures were recognized during the three months ended March 31, 2019 or 2018.

At March 31, 2019 and December 31, 2018, the unamortized basis differences on our equity investments were $7.2 million and $7.3 million, respectively. Net amortization of the basis differences reduced the carrying values of our equity investments by $0.2 million and $0.1 million during the three months ended March 31, 2019 and 2018, respectively.

Hurricane-Related Disruption

The Marriott Sawgrass Golf Resort & Spa was impacted by Hurricane Irma when it made landfall in September 2017. The hotel sustained damage and was forced to close for a short period of time. During the three months ended March 31, 2019 and 2018, the venture recognized gains on hurricane-related property damage of less than $0.1 million and $0.3 million, respectively.

	Three Months Ended March 31,
(in thousands)	2019	2018
Net write-off (write-up) of fixed assets	$3,043	$(575)
Remediation work performed	—	(376)
(Increase) decrease in property damage insurance receivables	(3,053)	639
Gain on hurricane-related property damage (a)	$(10)	$(312)
___________

(a)	Includes a loss of $0.6 million during the three months ended March 31, 2018 resulting from pre-existing damage (which was discovered as a result of Hurricane Irma and is not covered by insurance).

As the restoration work continues to be performed, the estimated total costs will change. Any changes to property damage estimates will be recorded in the periods in which they are determined and any additional remediation work will be recorded in the periods in which it is performed.

CWI 3/31/2019 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

Note 6. Intangible Assets and Liabilities

Intangible assets and liabilities are summarized as follows (dollars in thousands):

		March 31, 2019			December 31, 2018
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Villa/condo rental programs	45 - 55	$72,400	$(6,896)	$65,504	$72,400	$(6,520)	$65,880
Below-market hotel ground leases and parking garage lease (a)	10 - 93	—	—	—	10,935	(645)	10,290
Other intangible assets	8 - 15	855	(377)	478	855	(354)	501
Total intangible assets, net		$73,255	$(7,273)	$65,982	$84,190	$(7,519)	$76,671

Finite-Lived Intangible Liability
Above-market hotel ground lease (a)	85	$—	$—	$—	$(2,100)	$114	$(1,986)
___________

(a)
On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842) (Note 2). As a result of adopting this guidance, on January 1, 2019, we reclassified our below-market ground lease and parking garage lease intangible assets (previously included in Intangible assets, net) and above-market ground lease intangible liabilities (previously included in Accounts payable, accrued expenses and other liabilities) to Operating lease ROU assets on the consolidated balance sheet.

Net amortization of intangibles was $0.4 million for both the three months ended March 31, 2019 and 2018. Amortization of the villa/condo rental programs and in-place lease intangibles are included in Depreciation and amortization in the consolidated financial statements.

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

Items Measured at Fair Value on a Recurring Basis

Derivative Assets — Our derivative assets, which are included in Other assets in the consolidated financial statements, are comprised of interest rate caps (Note 8).

The valuation of our derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative instruments for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings and thresholds. These derivative instruments were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

CWI 3/31/2019 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

We did not have any transfers into or out of Level 1, Level 2 and Level 3 category of measurements during the three months ended March 31, 2019 or 2018. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our non-recourse debt, net, which we have classified as Level 3, had a carrying value of $1.3 billion at both March 31, 2019 and December 31, 2018 and an estimated fair value of $1.3 billion at both March 31, 2019 and December 31, 2018. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both March 31, 2019 and December 31, 2018.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. Where the undiscounted cash flows for an asset are less than the asset’s carrying value when considering and evaluating the various alternative courses of action that may occur, we recognize an impairment charge to reduce the carrying value of the asset to its estimated fair value. Further, when we classify an asset as held for sale, we carry the asset at the lower of its current carrying value or its fair value, less estimated cost to sell. We did not recognize any impairment charges during the three months ended March 31, 2019 or 2018.

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

The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at
	Balance Sheet Location	March 31, 2019	December 31, 2018
Interest rate caps	Other assets	$18	$84

CWI 3/31/2019 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements. At both March 31, 2019 and December 31, 2018, no cash collateral had been posted nor received for any of our derivative positions.

We recognized unrealized losses of $0.2 million and unrealized income of $0.1 million in Other comprehensive (loss) income on derivatives in connection with our interest rate swaps and caps during the three months ended March 31, 2019 and 2018, respectively.

We reclassified less than $0.1 million and $0.2 million from Other comprehensive (loss) income on derivatives into Interest expense during the three months ended March 31, 2019 and 2018, respectively.

Amounts reported in Other comprehensive income related to interest rate caps will be reclassified to Interest expense as interest expense is incurred on our variable-rate debt. At March 31, 2019, we estimated that an additional $0.2 million will be reclassified as Interest expense during the next 12 months related to our interest rate caps.

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

The interest rate caps that we had outstanding on our Consolidated Hotels at March 31, 2019 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of Instruments		Fair Value at
Interest Rate Derivatives		Notional Amount	March 31, 2019
Interest rate caps	6	$289,320	$18

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of March 31, 2019. At March 31, 2019, both our total credit exposure and the maximum exposure to any single counterparty were less than $0.1 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At March 31, 2019, we had not been declared in default on any of our derivative obligations. At both March 31, 2019 and December 31, 2018, we had no derivatives that were in a net liability position.

CWI 3/31/2019 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

Note 9. Debt

Non-Recourse Debt

Our non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of hotel properties. The following table presents the non-recourse debt, net on our Consolidated Hotel investments (dollars in thousands):

			Carrying Amount at
	Interest Rate Range	Current Maturity Date Range (a)	March 31, 2019	December 31, 2018
Fixed rate	3.6% – 6.5%	6/2019 – 4/2024	$1,023,462	$1,026,451
Variable rate (b)	4.8% – 8.3%	5/2019 (c) – 11/2021	299,486	299,563
			$1,322,948	$1,326,014
___________

(a)	Many of our mortgage loans have extension options, which are subject to certain conditions. The maturity dates in the table do not reflect the extension options.

(b)	The interest rate range presented for these mortgage loans reflect the rates in effect at March 31, 2019 through the use of an interest rate cap, when applicable.

(c)	See discussion below on the Lake Arrowhead Resort and Spa mortgage loan, which matures on May 29, 2019.

Lake Arrowhead Resort and Spa

The $14.5 million outstanding mortgage loan on Lake Arrowhead Resort and Spa that matured on February 28, 2019 was modified to extend the maturity date to May 29, 2019. We are currently in discussions with the lender to further amend the terms of the loan agreement, including, but not limited to, extending the maturity date, although there can be no assurance that we will be able to do so on favorable terms, if at all.

Covenants

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage and debt yield ratios. Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and could be triggered by the lender under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a lender requires that we enter into a cash management agreement, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. Except as discussed below, at March 31, 2019, we were in compliance with the applicable covenants for each of our mortgage loans.

At March 31, 2018, the minimum debt service coverage ratio for the Courtyard Pittsburgh Shadyside was not met; this ratio was still not met as of March 31, 2019 and we are in the process of entering into a cash management agreement with the lender.

At September 30, 2018, the minimum debt service coverage ratio for the Westin Minneapolis was not met and we entered into a cash management agreement that permits the lender to sweep the excess cash flow from the hotel. As of March 31, 2019, this ratio was still not met and the cash management agreement remained in effect.

At September 30, 2018, the minimum debt service coverage ratio for the Equinox, a Luxury Collection Golf Resort & Spa was not met; this ratio was still not met as of March 31, 2019.

At December 31, 2018, the minimum debt yield ratio for the Sanderling Resort was not met; therefore, in May 2019, the loan began to amortize in an amount equal to the original loan amount over a twenty-five year period and will continue to amortize until such time as the minimum debt yield ratio is met. As of March 31, 2019, this ratio was still not met.

CWI 3/31/2019 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

WPC Credit Facility

At March 31, 2019, we had outstanding balances under the Bridge Loan and Working Capital Facility of $40.8 million and $0.8 million, respectively, with $24.2 million available to be drawn on the Working Capital Facility. These loans are described in Note 3.

On April 24, 2019, we borrowed an additional $5.0 million under the Working Capital Facility (Note 13).

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2019 and each of the next five calendar years following December 31, 2019 are as follows (in thousands):

Years Ending December 31,	Total
2019 (remainder) (a) (b)	$148,159
2020	223,899
2021	577,443
2022	244,104
2023	126,618
2024	50,252
Total principal payments	1,370,475
Unamortized deferred financing costs	(5,890)
Total	$1,364,585
___________

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

Note 10. Commitments and Contingencies

At March 31, 2019, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us, including liens for which we may obtain a bond, provide collateral or provide an indemnity, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Hotel Management Agreements

As of March 31, 2019, our Consolidated Hotel properties were operated pursuant to long-term management agreements with 12 different management companies, with initial terms ranging from five to 30 years. For hotels operated with separate franchise agreements, each management company receives a base management fee, generally ranging from 1.5% to 3.5% of hotel revenues. Four of our management agreements contain the right and license to operate the hotels under specified brands; no separate franchise agreements exist and no separate franchise fee is required for these hotels. The management agreements that include the benefit of a franchise agreement incur a base management fee ranging from 3.0% to 3.5% of hotel revenues. The management companies are generally also eligible to receive an incentive management fee, which is typically calculated as a percentage of operating profit, either (i) in excess of projections with a cap or (ii) after the owner has received a priority return on its investment in the hotel. We incurred management fee expense, including amortization of deferred management fees, of $4.8 million and $4.7 million for the three months ended March 31, 2019 and 2018, respectively.

Franchise Agreements

Sixteen of our Consolidated Hotels operate under franchise or license agreements with national brands that are separate from our management agreements. As of March 31, 2019, we had 11 franchise agreements with Marriott-owned brands, three with Hilton-owned brands, one with an InterContinental Hotels-owned brand and one with a Hyatt-owned brand related to our

CWI 3/31/2019 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

Consolidated Hotels. Our typical franchise agreements have initial terms ranging from 15 to 25 years. Three of our hotels are not operated with a hotel brand so the hotels do not have franchise agreements. Generally, our franchise agreements provide for a license fee, or royalty, of 3.0% to 6.0% of room revenues and, if applicable, 2.0% to 3.0% of food and beverage revenue. In addition, we generally pay 1.0% to 4.5% of room revenues as marketing and reservation system contributions for the system-wide benefit of brand hotels. Franchise fees are included in sales and marketing expense in our consolidated financial statements. We incurred franchise fee expense, including amortization of deferred franchise fees, of $3.8 million and $4.1 million for the three months ended March 31, 2019 and 2018, respectively.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of March 31, 2019 and December 31, 2018, $38.8 million and $37.9 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures, and is included in Restricted cash in the consolidated financial statements.

Renovation Commitments

Certain of our hotel franchise and loan agreements require us to make planned renovations to our hotels. Additionally, from time to time, certain of our hotels may undergo renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, public space, meeting space, and/or restaurants, in order to better compete with other hotels and alternative lodging options in our markets. At March 31, 2019, we had various contracts outstanding with third parties in connection with the renovation of certain of our hotels. The remaining commitments under these contracts at March 31, 2019 totaled $21.1 million. Funding for a renovation will first come from our furniture, fixtures and equipment reserve accounts, to the extent permitted by the terms of the management agreement. Should these reserves be unavailable or insufficient to cover the cost of the renovation, we will fund all or the remaining portion of the renovation with existing cash resources, proceeds available under our Working Capital Facility and/or other sources of available capital, including cash flow from operations.

Leases

Lease Obligations

We recognize an operating ROU asset and a corresponding lease liability for ground lease arrangements, hotel parking leases and various hotel equipment leases for which we are the lessee. Our leases have remaining lease terms ranging from less than one year to 88 years (excluding extension options not reasonably certain of being exercised).

Lease Cost

Certain information related to the total lease cost for operating leases for the three months ended March 31, 2019 is as follows (in thousands):

Three Months Ended March 31, 2019
Fixed lease cost	$3,660
Variable lease cost	123
Total lease cost	$3,783

CWI 3/31/2019 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

Other Information

Supplemental balance sheet information related to ROU assets and lease liabilities is as follows (dollars in thousands):

March 31, 2019
Operating lease right-of-use assets	$50,533
Operating lease liabilities	70,742

Weighted-average remaining lease term	69.6 years
Weighted-average discount rate	9.1%

Cash paid for operating lease liabilities included in Net cash provided by operating activities totaled $1.3 million for the three months ended March 31, 2019.

Undiscounted Cash Flows

A reconciliation of the undiscounted cash flows for operating leases recorded on the consolidated balance sheet as of March 31, 2019 is as follows (in thousands):

Years Ending December 31,	Total
2019 (remainder)	$4,066
2020	5,422
2021	5,330
2022	5,321
2023	5,240
Thereafter through 2107	903,169
Total lease payments	928,548
Less: amount of lease payments representing interest	(857,806)
Present value of future lease payments/lease obligations	$70,742

Scheduled future minimum ground lease payments for the years subsequent to the year ended December 31, 2018 were: $4.1 million for 2019, $4.2 million for 2020, $4.3 million for 2021, $4.4 million for 2022, $4.5 million for 2023 and $811.3 million for the years thereafter.

Note 11. Equity

Reclassifications Out of Accumulated Other Comprehensive Loss

The following table presents a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended March 31,
Gains and Losses on Derivative Instruments	2019	2018
Beginning balance	$(286)	$(455)
Other comprehensive (loss) income before reclassifications	(150)	147
Amounts reclassified from accumulated other comprehensive loss to interest expense	25	168
Net current period other comprehensive (loss) income	(125)	315
Net current period other comprehensive income attributable to noncontrolling interests	—	(12)
Ending balance	$(411)	$(152)

CWI 3/31/2019 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

Distributions Declared

During the first quarter of 2019, our board of directors declared a quarterly distribution of $0.1425 per share, which was paid on April 15, 2019 to stockholders of record on March 29, 2019, in the aggregate amount of $20.1 million.

Note 12. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100.0% of our taxable income annually and intend to do so for the tax year ending December 31, 2019. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three months ended March 31, 2019 and 2018. We conduct business in various states and municipalities within the United States, and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As a result, we are subject to certain state and local taxes and a provision for such taxes is included in the consolidated financial statements.

Certain of our subsidiaries have elected taxable REIT subsidiary (“TRS”) status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. The accompanying consolidated financial statements include an interim tax provision for our TRSs for the three months ended March 31, 2019 and 2018. Current income tax expense was $0.7 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively.

Our TRSs are subject to U.S. federal and state income taxes. As such, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe that it is more likely than not that we will not realize the tax benefit of deferred tax assets based on available evidence at the time the determination is made. A change in circumstances may cause us to change our judgment about whether a deferred tax asset will more likely than not be realized. We generally report any change in the valuation allowance through our income statement in the period in which such changes in circumstances occur. The majority of our deferred tax assets relate to net operating losses, interest expense limitation and accrued expenses. The majority of our deferred tax liabilities relate to differences between the tax basis and financial reporting basis of our villa/condo rental management agreements. Benefit from income taxes included deferred income tax benefits of $0.5 million and $1.6 million for the three months ended March 31, 2019 and 2018, respectively.

Note 13. Subsequent Event

On April 24, 2019, we borrowed an additional $5.0 million under the Working Capital Facility (Note 3).

CWI 3/31/2019 10-Q – 22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. Management’s Discussion and Analysis of Financial Condition and Results of Operations also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 2018 Annual Report and subsequent reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Business Overview

As described in more detail in Item 1 of the 2018 Annual Report, we are a publicly-owned, non-traded REIT that invests in, and through our Advisor, manages and seeks to enhance the value of, interests in lodging and lodging-related properties. We have invested the proceeds from our initial public offering and follow-on offering in a diversified lodging portfolio, including full-service, select-service and resort hotels. Our results of operations are significantly impacted by seasonality and by hotel renovations. We have invested in hotels and then initiated significant renovations at certain hotels. Generally, during the renovation period, a portion of total rooms are unavailable and hotel operations are often disrupted, negatively impacting our results of operations. At March 31, 2019, we held ownership interests in 27 hotels, with a total of 7,716 rooms.

Our board of directors has begun a process of evaluating strategic alternatives, including a combination with CWI 2. During the quarter ended December 31, 2018, our board formed a special committee of independent directors to undertake the evaluation and the special committee has since engaged legal and financial advisors. There can be no assurance as to the form or timing of any transaction or that a transaction will be pursued at all. We do not intend to discuss the evaluation process unless and until our board completes its evaluation, except as required by law.

Significant Developments

Net Asset Value

Our Advisor calculated our NAV as of year-end by relying in part on appraisals of the fair market value of our real estate portfolio and estimates of the fair market value of our mortgage debt, both provided by independent third parties as of December 31, 2018. The net amount was then adjusted for estimated disposition fees payable to our advisor and our other net assets and liabilities at the same date. Our NAV as of December 31, 2018 was $10.39 per share; please see our Current Report on Form 8-K dated April 10, 2019 for additional information regarding the calculation of our NAV.

WPC Credit Facility

On April 24, 2019, we borrowed an additional $5.0 million under the Working Capital Facility (Note 3).

CWI 3/31/2019 10-Q – 23

Financial and Operating Highlights

(Dollars in thousands, except average daily rate (“ADR”) and revenue per available room (“RevPAR”))

	Three Months Ended March 31,
	2019	2018
Hotel revenues (a)	$152,190	$142,431
Net (loss) income attributable to CWI stockholders	(14,364)	14,187

Cash distributions paid	19,898	19,642

Net cash provided by operating activities	15,461	2,562
Net cash (used in) provided by investing activities	(6,490)	127,028
Net cash used in financing activities	(16,440)	(111,772)

Supplemental financial measures: (b)
FFO attributable to CWI stockholders	4,710	2,971
MFFO attributable to CWI stockholders	7,378	3,752

Consolidated Hotel Operating Statistics
Occupancy	72.4%	75.1%
ADR	$237.01	$222.12
RevPAR	171.58	166.88
___________

(a)
Hotel revenues include business interruption income of $0.5 million and $0.1 million recognized during the three months ended March 31, 2019 and 2018, respectively, with amounts recognized during the current year period primarily related to Hurricane Irma.

(b)
We consider funds from operations (“FFO”) and modified funds from operations (“MFFO”), which are supplemental measures that are not defined by GAAP (“non-GAAP measures”), to be important measures in the evaluation of our results of operations and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. See Supplemental Financial Measures below for our definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

The comparison of our results period over period is influenced by both the number and size of the hotels consolidated in each of the respective periods. At March 31, 2019, we owned 23 Consolidated Hotels, compared to 24 Consolidated Hotels at March 31, 2018. At December 31, 2018, we owned 23 Consolidated Hotels, compared to 27 Consolidated Hotels at December 31, 2017.

CWI 3/31/2019 10-Q – 24

Portfolio Overview

The following table sets forth certain information for each of our Consolidated Hotels and our Unconsolidated Hotels at March 31, 2019:

Hotels	State	Number of Rooms	% Owned	Acquisition Date	Hotel Type
Consolidated Hotels
2012 Acquisitions
Hilton Garden Inn New Orleans French Quarter/CBD	LA	155	88%	6/8/2012	Select-service
Lake Arrowhead Resort and Spa	CA	173	97%	7/9/2012	Resort
Courtyard San Diego Mission Valley	CA	317	100%	12/6/2012	Select-service
2013 Acquisitions
Courtyard Pittsburgh Shadyside	PA	132	100%	3/12/2013	Select-service
Hutton Hotel Nashville	TN	250	100%	5/29/2013	Full-service
Holiday Inn Manhattan 6th Avenue Chelsea	NY	226	100%	6/6/2013	Full-service
Fairmont Sonoma Mission Inn & Spa	CA	226	100%	7/10/2013	Resort
Marriott Raleigh City Center	NC	401	100%	8/13/2013	Full-service
Hawks Cay Resort (a)	FL	429	100%	10/23/2013	Resort
Renaissance Chicago Downtown	IL	560	100%	12/20/2013	Full-service
2014 Acquisitions
Hyatt Place Austin Downtown	TX	296	100%	4/1/2014	Select-service
Courtyard Times Square West	NY	224	100%	5/27/2014	Select-service
Sheraton Austin Hotel at the Capitol	TX	367	80%	5/28/2014	Full-service
Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center	CO	302	100%	6/25/2014	Select-service
Sanderling Resort	NC	125	100%	10/28/2014	Resort
Marriott Kansas City Country Club Plaza	MO	295	100%	11/18/2014	Full-service
2015 Acquisitions
Westin Minneapolis	MN	214	100%	2/12/2015	Full-service
Westin Pasadena	CA	350	100%	3/19/2015	Full-service
Hilton Garden Inn/Homewood Suites Atlanta Midtown	GA	228	100%	4/29/2015	Select-service
Ritz-Carlton Key Biscayne (b)	FL	446	47%	5/29/2015	Resort
Ritz-Carlton Fort Lauderdale (c)	FL	198	70%	6/30/2015	Resort
Le Méridien Dallas, The Stoneleigh	TX	176	100%	11/20/2015	Full-service
2016 Acquisition
Equinox, a Luxury Collection Golf Resort & Spa	VT	199	100%	2/17/2016	Resort
		6,289
Unconsolidated Hotels
Hyatt Centric New Orleans French Quarter	LA	254	80%	9/6/2011	Full-service
Marriott Sawgrass Golf Resort & Spa (d)	FL	514	50%	4/1/2015	Resort
Ritz-Carlton Philadelphia	PA	301	60%	5/15/2015	Full-service
Ritz-Carlton Bacara, Santa Barbara (e)	CA	358	40%	9/28/2017	Resort
		1,427
___________

(a)	Includes 252 privately owned villas that participate in the villa/condo rental program at March 31, 2019, of which only 230 were available for rent as a result of damage caused by Hurricane Irma.

(b)	CWI 2 owns an interest of approximately 19.3% in this venture. Also, the number of rooms presented includes 144 condo-hotel units that participate in the villa/condo rental program at March 31, 2019.

(c)	Includes 32 condo-hotel units that participate in the villa/condo rental program at March 31, 2019.

(d)	The remaining 50.0% interest in this venture is owned by CWI 2.

(e)	This investment represents a tenancy-in-common interest; the remaining 60.0% interest is owned by CWI 2.

CWI 3/31/2019 10-Q – 25

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

In addition, we use other information that may not be financial in nature, including statistical information, to evaluate the operating performance of our business, including occupancy rate, ADR and RevPAR. Occupancy rate, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy rate, is an important statistic for monitoring operating performance at our hotels. Our occupancy rate, ADR and RevPAR performance may be impacted by macroeconomic factors such as U.S. economic conditions, regional and local employment growth, personal income and corporate earnings, business relocation decisions, business and leisure travel, new hotel construction and the pricing strategies of competitors.

The comparability of our results year over year are impacted by, among other factors, the timing of any acquisitions, dispositions and/or any renovation-related activities.

The following table presents our comparative results of operations (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Hotel Revenues	$152,190	$142,431	$9,759

Hotel Operating Expenses	137,958	131,523	6,435

Asset management fees to affiliate and other expenses	3,731	3,918	(187)
Corporate general and administrative expenses	3,109	2,968	141
Loss (gain) on hurricane-related property damage	232	(569)	801
Total Expenses	145,030	137,840	7,190
Operating income before net gain on sale of real estate	7,160	4,591	2,569
Net gain on sale of real estate	—	31,929	(31,929)
Operating Income	7,160	36,520	(29,360)
Interest expense	(16,408)	(16,781)	373
Equity in losses of equity method investments in real estate, net	(540)	(1,025)	485
Other income	122	122	—
(Loss) Income before income taxes	(9,666)	18,836	(28,502)
(Provision for) benefit from income taxes	(120)	708	(828)
Net (Loss) Income	(9,786)	19,544	(29,330)
Income attributable to noncontrolling interests	(4,578)	(5,357)	779
Net (Loss) Income Attributable to CWI Stockholders	$(14,364)	$14,187	$(28,551)
Supplemental Financial Measure:(a)
MFFO Attributable to CWI Stockholders	$7,378	$3,752	$3,626
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

CWI 3/31/2019 10-Q – 26

Our Same Store Hotels are comprised of our 2012 Acquisitions, 2013 Acquisitions, 2014 Acquisitions, 2015 Acquisitions and 2016 Acquisition, excluding the results of any of those hotels sold prior to March 31, 2019, as well as the results for the Hawks Cay Resort, which was closed due to damage from Hurricane Irma from mid-September 2017 through August 2018 (Note 4).

The following table sets forth the average occupancy rate, ADR and RevPAR of our Consolidated Hotels for the three months ended March 31, 2019 and 2018 for our Same Store Hotels.

	Three Months Ended March 31,
Same Store Hotels	2019	2018
Occupancy Rate	73.4%	75.0%
ADR	$226.56	$224.62
RevPAR	166.32	168.36

Hotel Revenues

For the three months ended March 31, 2019 as compared to the same period in 2018, hotel revenues increased by $9.8 million, comprised of: an increase in revenue from the Hawks Cay Resort of $15.1 million (representing the net impact to revenue after the recognition of business interruption income of $0.4 million), partially offset by a decrease in revenue as a result of four properties sold during 2018 totaling $3.9 million. Revenue from our Same Store Hotels remained relatively flat, with a net decrease in revenue totaling $1.4 million.

Hotel Operating Expenses

For the three months ended March 31, 2019 as compared to the same period in 2018, aggregate hotel operating expenses increased by $6.4 million, comprised of: an increase in expenses from the Hawks Cay Resort of $8.7 million, partially offset by a decrease in expenses as a result of properties sold during 2018 totaling $2.8 million. Expenses from our Same Store Hotels remained relatively flat, with a net increase in expenses totaling $0.5 million.

Loss (Gain) on Hurricane-Related Property Damage

During the three months ended March 31, 2019 and 2018, we recognized a loss of $0.2 million and a gain of $0.6 million, respectively, resulting from changes in our estimates of the total aggregate damage incurred. We and CWI 2 maintain insurance on all of our hotels, with an aggregate policy limit of $500.0 million for both property damage and business interruption. Our insurance policies are subject to various terms and conditions, including property damage and business interruption deductibles on each hotel, which range from 2.0% to 5.0% of the insured value. We currently estimate our aggregate casualty insurance claim related to Hurricane Irma to be in the range of $60.0 million to $70.0 million (which includes estimated clean up, repair and rebuilding costs) and our aggregate business interruption insurance claim to be in the range of $25.0 million to $35.0 million. As the restoration work continues to be performed, the estimated total costs will change. We believe that we maintain adequate insurance coverage on each of our hotels and are working closely with the insurance carriers and claims adjuster to obtain the maximum amount of insurance recovery provided under the policies. However, we can give no assurances as to the amounts of such claims, the timing of payments or the ultimate resolution of the claims.

We experienced a reduction in revenues as a result of Hurricane Irma. Our business interruption insurance covers lost revenue through the period of property restoration and for up to 12 months after the hotels are back to full operations. We have retained consultants to assess our business interruption claims and are currently reviewing our losses with our insurance carriers. We recorded $0.5 million of revenue for covered business interruption related to Hurricane Irma during the three months ended March 31, 2019. No revenue for covered business interruption was recorded during the three months ended March 31, 2018 related to Hurricane Irma. We record revenue for covered business interruption when both the recovery is probable and contingencies have been resolved with the insurance carriers.

Net Gain on Sale of Real Estate

During the three months ended March 31, 2018, we recognized a gain on sale of real estate, net of tax of $31.9 million, comprised of (i) a gain of $12.3 million related to the sale of our 100.0% ownership interest in the Marriott Boca Raton at Boca Center to an unaffiliated third-party for a contractual sales price of $76.0 million in January 2018 and (ii) an aggregate gain of $19.6 million, related to the sale of our 100.0% ownership interests in the Hampton Inn Memphis Beale Street and Hampton Inn Atlanta Downtown to an unaffiliated third-party for a contractual sales price of $63.0 million in February 2018 (Note 4).

CWI 3/31/2019 10-Q – 27

Equity in Losses of Equity Method Investments in Real Estate, Net

Equity in losses of equity method investments in real estate, net represents earnings from our equity investments in Unconsolidated Hotels recognized in accordance with each investment agreement and based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period (Note 5). We are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds the estimated fair value and is determined to be other than temporary. No other-than-temporary impairment charges were recognized on our equity method investments in real estate during the three months ended March 31, 2019 or 2018.

The following table sets forth our share of equity in earnings (losses) from our Unconsolidated Hotels, which are based on the HLBV model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended March 31,
Venture	2019	2018
Marriott Sawgrass Golf Resort & Spa Venture (a)	$2,491	$1,623
Ritz-Carlton Bacara, Santa Barbara Venture	(1,976)	(1,950)
Ritz-Carlton Philadelphia Venture	(1,485)	(1,476)
Hyatt Centric French Quarter Venture	430	387
Westin Atlanta Venture (b)	—	391
Total equity in losses of equity method investments in real estate, net	$(540)	$(1,025)
___________

(a)
The increase for the three months ended March 31, 2019 as compared to 2018 is primarily driven by our share of the release of a $2.3 million valuation allowance for deferred tax assets during the first quarter of 2019 as there was sufficient positive evidence that allowed us to reach a conclusion that the valuation allowance was no longer needed.

(b)
On October 19, 2017, the venture sold the Westin Atlanta Perimeter North to an unaffiliated third party. Our share of equity in earnings during the three months ended March 31, 2018 is the result of additional cash distributions received in that period in connection with the disposition.

Income Attributable to Noncontrolling Interests

The following table sets forth our income attributable to noncontrolling interests (in thousands):

	Three Months Ended March 31,
Venture	2019	2018
Ritz-Carlton Key Biscayne Venture (a)	$(1,752)	$(3,579)
Ritz-Carlton Fort Lauderdale Venture	(613)	(535)
Sheraton Austin Hotel at the Capitol Venture	(284)	(241)
Hilton Garden Inn New Orleans French Quarter/CBD Venture	(30)	(30)
Operating Partnership — Available Cash Distribution (Note 3)	(1,899)	(972)
	$(4,578)	$(5,357)
___________

(a)
For the three months ended March 31, 2019, the income attributable to noncontrolling interests reflected the operating results of the venture. For the three months ended March 31, 2018, the income attributable to noncontrolling interests reflected the operating results of the venture, as well as additional amounts earned by the external joint venture partner under the HLBV method of accounting.

Modified Funds from Operations

MFFO is a non-GAAP measure that we use to evaluate our business. For a definition of MFFO and a reconciliation to net income attributable to CWI stockholders, see Supplemental Financial Measures below.

CWI 3/31/2019 10-Q – 28

For the three months ended March 31, 2019 as compared to the same period in 2018, MFFO increased by $3.6 million, primarily as a result of the Hawks Cay Resort, which was closed during the prior year comparable period. This increase was partially offset by an increase in Available Cash Distributions when compared to the prior year period, as well as the impact of our 2018 disposition activity.

Liquidity and Capital Resources

Our principal demands for funds will be for the payment of operating expenses, interest and principal on current and future indebtedness, including the WPC Credit Facility, and distributions to stockholders. Liquidity is affected adversely by unanticipated costs and greater-than-anticipated operating expenses. We expect to meet our long-term liquidity requirements from cash generated from operations. To the extent that these funds are insufficient to satisfy our cash flow requirements, additional funds may be provided from asset sales, long- and/or short-term borrowings, and proceeds from mortgage financings or refinancings.

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

Operating Activities — For the three months ended March 31, 2019 as compared to the same period in 2018, net cash provided by operating activities increased by $12.9 million, largely attributable to an increase in cash flow from the Hawks Cay Resort, which was closed during the prior year comparable period. Additionally, in the prior year period, we funded remediation work to repair properties damaged by the hurricane totaling $8.7 million.

Investing Activities — Net cash used in investing activities for the three months ended March 31, 2019 was $6.5 million, primarily as a result of funding $9.9 million of capital expenditures for our Consolidated Hotels and capital contributions of $1.7 million to the Ritz-Carlton Bacara, Santa Barbara Venture, which was used, in part, to fund a renovation at the hotel, partially offset by $5.1 million of insurance proceeds received related to Hurricane Irma.

Financing Activities — Net cash used in financing activities for the three months ended March 31, 2019 was $16.4 million, primarily as a result of: cash distributions paid to stockholders aggregating $19.9 million; scheduled payments of mortgage financing totaling $4.2 million and distributions to noncontrolling interests totaling $3.6 million, partially offset by the reinvestment of distributions in shares of our common stock through our DRIP, totaling $10.8 million.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to manage a portfolio of investments with potential for capital appreciation throughout varying economic cycles. For the three months ended March 31, 2019, we paid distributions to stockholders totaling $19.9 million, which were comprised of cash distributions of $9.1 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $10.8 million. From inception through March 31, 2019, we declared distributions, excluding distributions paid in shares of our common stock, to stockholders totaling $401.4 million, which were comprised of cash distributions of $166.1 million and $235.3 million of distributions that were reinvested by stockholders in shares of our common stock pursuant to our DRIP.

We believe that FFO, a non-GAAP measure, is an appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or our Cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our public offerings and there can

CWI 3/31/2019 10-Q – 29

be no assurance that our FFO or our Cash flow from operations will be sufficient to cover our future distributions. Our distribution coverage using FFO and Cash flow from operations was approximately 23% and 77%, respectively, of total distributions declared for the three months ended March 31, 2019, with the balance funded with proceeds from other sources of cash, such as financings, borrowings or the sales of assets.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the three months ended March 31, 2019, we redeemed 808 shares of our common stock pursuant to our redemption plan, comprised of one redemption request received during the fourth quarter of 2018 and redeemed in February 2019 at $9.89 per share. We funded the redemption of these shares with proceeds from the sale of shares of our common stock pursuant to our DRIP.

For the three months ended March 31, 2019, we received requests to redeem 850,946 shares of our common stock pursuant to our redemption plan at an aggregate value of $8.4 million. These redemption requests were deferred by our board of directors to April 2019 in order to correspond with the announcement of our updated NAV as of December 31, 2018, which serves as the basis for the redemption price under the program, and were paid in full in April 2019. As of the date of this Report, we have fulfilled all of the valid redemption requests that we received during the three months ended March 31, 2019.

Summary of Financing

The table below summarizes our non-recourse debt, net and WPC Credit Facility (dollars in thousands):

	March 31, 2019	December 31, 2018
Carrying Value
Fixed rate (a)	$1,023,462	$1,026,451
Variable rate:
WPC Credit Facility — Bridge Loan (Note 3)	40,802	40,802
WPC Credit Facility — Working Capital Facility (Note 3)	835	835
Non-recourse debt (a):
Amount subject to interest rate caps	284,986	285,067
Amount subject to floating interest rate	14,500	14,496
	341,123	341,200
	$1,364,585	$1,367,651
Percent of Total Debt
Fixed rate	75%	75%
Variable rate	25%	25%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.3%	4.3%
Variable rate (b)	5.4%	5.3%
___________

(a)	Aggregate debt balance includes deferred financing costs totaling $5.9 million and $6.6 million as of March 31, 2019 and December 31, 2018, respectively.

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Lake Arrowhead Resort and Spa

The $14.5 million outstanding mortgage loan on Lake Arrowhead Resort and Spa that matured on February 28, 2019 was modified to extend the maturity date to May 29, 2019. We are currently in discussions with the lender to further amend the terms of the loan agreement, including, but not limited to, extending the maturity date, although there can be no assurance that we will be able to do so on favorable terms, if at all.

CWI 3/31/2019 10-Q – 30

Covenants

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage and debt yield ratios. Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and could be triggered by the lender under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a lender requires that we enter into a cash management agreement, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. Except as discussed below, at March 31, 2019, we were in compliance with the applicable covenants for each of our mortgage loans.

At March 31, 2018, the minimum debt service coverage ratio for the Courtyard Pittsburgh Shadyside was not met; this ratio was still not met as of March 31, 2019 and we are in the process of entering into a cash management agreement with the lender.

At September 30, 2018, the minimum debt service coverage ratio for the Westin Minneapolis was not met and we entered into a cash management agreement that permits the lender to sweep the excess cash flow from the hotel. As of March 31, 2019, this ratio was still not met and the cash management agreement remained in effect.

At September 30, 2018, the minimum debt service coverage ratio for the Equinox was not met; this ratio was still not met as of March 31, 2019.

At December 31, 2018, the minimum debt yield ratio for the Sanderling Resort was not met; therefore, in May 2019, the loan began to amortize in an amount equal to the original loan amount over a twenty-five year period and will continue to amortize until such time as the minimum debt yield ratio is met. As of March 31, 2019, this ratio was still not met.

Cash Resources

At March 31, 2019, our cash resources consisted of cash and cash equivalents totaling $61.0 million, of which $22.9 million was designated as hotel operating cash. We also had the $25.0 million Working Capital Facility, of which $24.2 million remained available to be drawn at March 31, 2019. As of the date of this Report, $19.2 million remains available to be drawn. Our cash resources can be used for working capital needs, debt service and other commitments, such as the renovation commitments noted below.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include (i) paying distributions to our stockholders, (ii) fulfilling our renovation commitments (Note 10), (iii) funding hurricane-related repair and remediation costs in excess of insurance proceeds received, (iv) funding lease commitments, (v) making scheduled mortgage loan principal payments, including (a) scheduled balloon payments totaling $184.9 million on four mortgage loans on our Consolidated Hotels and (b) our share of balloon payments scheduled for two Unconsolidated Hotels totaling $63.1 million, and (vi) paydown of the Bridge Loan totaling $40.8 million, as well as other normal recurring operating expenses. We currently intend to refinance the scheduled balloon payments, although there can be no assurance that we will be able to do so on favorable terms, if at all.

We expect to use cash generated from operations, the Working Capital Facility, mortgage financing and cash received from dispositions of properties to fund these cash requirements in addition to amounts held in escrow to fund our renovation commitments.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3% and 5% of the respective hotel’s total gross revenue. At March 31, 2019 and December 31, 2018, $38.8 million and $37.9 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures.

CWI 3/31/2019 10-Q – 31

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations (primarily our capital commitments and lease obligations) at March 31, 2019 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — Principal (a) (b)	$1,328,838	$205,060	$759,604	$314,202	$49,972
Interest on borrowings (c)	142,684	56,609	72,792	13,073	210
WPC Credit Facility (Bridge Loan) — Principal	40,802	40,802	—	—	—
WPC Credit Facility (Working Capital Facility) — Principal	835	835	—	—	—
Operating and other lease commitments (d)	930,228	6,351	11,481	10,550	901,846
Contractual capital commitments (e)	21,124	15,938	5,186	—	—
Asset retirement obligation, net (f)	1,558	—	—	—	1,558
	$2,466,069	$325,595	$849,063	$337,825	$953,586
___________

(a)	Excludes deferred financing costs totaling $5.9 million.

(b)
Total Non-recourse debt — Principal due in less than one year includes $184.9 million of scheduled balloon payments on four consolidated mortgage loans. We currently intend to refinance these mortgage loans, although there can be no assurance that we will be able to do so on favorable terms, if at all.

(c)	For variable-rate debt, interest on borrowings is calculated using the capped interest rate, when in effect.

(d)
Operating and other lease commitments consist of obligations under our operating leases and our share of future rents payable pursuant to the Advisory Agreement for the purpose of leasing office space used for the administration of real estate entities. At March 31, 2019, this balance primarily related to our commitments on ground leases for two hotels, which expire in 2087 and 2099 and have contractual rent increases throughout their respective terms; therefore, the most significant commitments occur near the conclusion of the leases.

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

FFO and MFFO

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has promulgated a non-GAAP measure known as FFO, which we believe to be an appropriate supplemental measure, when used in addition to and in conjunction with results presented in accordance with GAAP, to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental non-GAAP measure. FFO is not equivalent to nor a substitute for net income or loss as determined under GAAP.

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

CWI 3/31/2019 10-Q – 32

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

CWI 3/31/2019 10-Q – 33

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

We define MFFO consistent with the IPA’s Practice Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”), issued by the IPA in November 2010. This Practice Guideline defines MFFO as FFO further adjusted for the following items included in the determination of GAAP net income, as applicable: acquisition fees and expenses; accretion of discounts and amortization of premiums on debt investments; where applicable, payments of loan principal made by our equity investees accounted for under the HLBV model where such payments reduce our equity in earnings of equity method investments in real estate, nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, derivatives or securities holdings, where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for Consolidated and Unconsolidated Hotels, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses that are unrealized and may not ultimately be realized.

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition-related expenses, fair value adjustments of derivative financial instruments and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by a company. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by the company, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. We account for certain of our equity investments using the HLBV model which is based on distributable cash as defined in the operating agreement.

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

CWI 3/31/2019 10-Q – 34

FFO and MFFO were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Net (loss) income attributable to CWI stockholders	$(14,364)	$14,187
Adjustments:
Depreciation and amortization of real property	19,122	19,804
Net gain on sale of real estate	—	(31,929)
Proportionate share of adjustments for partially-owned entities — FFO adjustments	(48)	909
Total adjustments	19,074	(11,216)
FFO attributable to CWI stockholders (as defined by NAREIT)	4,710	2,971
Adjustments:
Straight-line and other rent adjustments	2,338	1,326
Loss (gain) on hurricane-related property damage (a)	232	(569)
Proportionate share of adjustments for partially-owned entities — MFFO adjustments	98	24
Total adjustments	2,668	781
MFFO attributable to CWI stockholders	$7,378	$3,752
___________

(a)	We excluded the loss (gain) on hurricane-related property damage (which does not include business interruption income) because of its non-recurring nature.

CWI 3/31/2019 10-Q – 35

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

At March 31, 2019, all of our debt bore interest at fixed rates, was swapped to a fixed rate or was subject to an interest rate cap, with the exception of the Bridge Loan and Working Capital Facility, which had outstanding balances of $40.8 million and $0.8 million, respectively, as well as one mortgage loan with an outstanding balance of $14.5 million. Our debt obligations are more fully described in Note 9 and Summary of Financing in Item 2 above. The following table presents principal cash outflows for our Consolidated Hotels based upon expected maturity dates of our long-term debt obligations outstanding at March 31, 2019 and excludes deferred financing costs (in thousands):

	2019 (Remainder)	2020	2021	2022	2023	2024	Total	Fair Value
Fixed-rate debt	$88,860	$58,623	$458,253	$244,104	$126,618	$50,252	$1,026,710	$1,015,518
Variable-rate debt (a)	$17,662	$165,276	$119,190	$—	$—	$—	$302,128	$303,246
___________

(a)
Excludes $40.8 million and $0.8 million outstanding under the Bridge Loan and Working Capital Facility, respectively, from WPC (Note 3). Unless the Advisory Agreement expires or is terminated, the Bridge Loan and Working Capital Facility, as amended, are currently scheduled to mature on June 30, 2019 and December 31, 2019, respectively.

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to an interest rate cap, is affected by changes in interest rates. A decrease or increase in interest rates of 1.0% would change the estimated fair value of this debt at March 31, 2019 by an aggregate increase of $28.5 million or an aggregate decrease of $29.2 million, respectively. Annual interest expense on our variable-rate debt that is subject to an interest rate cap at March 31, 2019 would increase or decrease by $2.0 million for each respective 1.0% change in annual interest rates.

CWI 3/31/2019 10-Q – 36

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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2019 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CWI 3/31/2019 10-Q – 37

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2019, we issued 336,945 shares of common stock to our Advisor as consideration for asset management fees. These shares were issued at the NAV published at that time of $10.41 per share. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. In addition, during the three months ended March 31, 2019, we issued 2,882 shares of our common stock to one of our directors under our 2010 Equity Incentive Plan. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, the shares issued were deemed to be exempt from registration.

All prior sales of unregistered securities have been reported in our previously filed quarterly reports on Form 10-Q and annual reports on Form 10-K.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended March 31, 2019:

2019 Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1 – 31	—	—	N/A	N/A
February 1 – 28	808	$9.89	N/A	N/A
March 1 – 31	—		N/A	N/A
Total	808
___________

(a)
Represents shares of our common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders, subject to certain exceptions, conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. We generally receive fees in connection with share redemptions. The average price paid per share will vary depending on the number of redemption requests that were made during the period, the number of redemption requests that qualify for treatment as special circumstances under the terms of the plan, and the most recently published NAV.

CWI 3/31/2019 10-Q – 38

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

CWI 3/31/2019 10-Q – 39

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors Incorporated
Date:	May 10, 2019
		By:	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
(Principal Financial Officer)

Date:	May 10, 2019
		By:	/s/ Noah K. Carter
Noah K. Carter
Chief Accounting Officer
(Principal Accounting Officer)

CWI 3/31/2019 10-Q – 40

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