Form 10-Q
period 2019-06-30
Carey Watermark Investors Inc
filed 2019-08-13
CIK 1430259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Registrant has 142,181,211 shares of common stock, $0.001 par value, outstanding at August 2, 2019.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These statements are based on the current expectations of our management. Forward-looking statements in this Report include, among others, statements about the impact of Hurricane Irma on certain hotels, including the condition of the properties and cost estimates. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements, as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 15, 2019 (the “2018 Annual Report”). Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

CWI 6/30/2019 10-Q – 1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
Assets
Investments in real estate:
Hotels, at cost	$2,185,573	$2,175,975
Accumulated depreciation	(297,471)	(266,323)
Net investments in hotels	1,888,102	1,909,652
Equity investments in real estate	113,131	112,715
Operating lease right-of-use assets	49,263	—
Cash and cash equivalents	60,133	66,593
Intangible assets, net	65,583	76,671
Restricted cash	54,870	54,537
Accounts receivable, net	33,502	36,884
Other assets	22,401	23,092
Total assets (a)	$2,286,985	$2,280,144
Liabilities and Equity
Non-recourse debt, net	$1,319,657	$1,326,014
WPC Credit Facility	46,637	41,637
Accounts payable, accrued expenses and other liabilities	104,392	128,955
Operating lease liabilities	71,415	—
Due to related parties and affiliates	5,651	6,258
Distributions payable	20,099	19,898
Total liabilities (a)	1,567,851	1,522,762
Commitments and contingencies (Note 10)
Common stock, $0.001 par value; 300,000,000 shares authorized; 141,040,038 and 139,627,375 shares, respectively, issued and outstanding	141	140
Additional paid-in capital	1,190,111	1,174,887
Distributions and accumulated losses	(525,386)	(471,130)
Accumulated other comprehensive loss	(420)	(286)
Total stockholders’ equity	664,446	703,611
Noncontrolling interests	54,688	53,771
Total equity	719,134	757,382
Total liabilities and equity	$2,286,985	$2,280,144
__________

(a)	See Note 2 for details related to variable interest entities (“VIEs”).

See Notes to Consolidated Financial Statements.

CWI 6/30/2019 10-Q – 2

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Hotel Revenues
Rooms	$106,064	$100,775	$202,301	$192,566
Food and beverage	45,883	43,147	88,645	83,621
Other operating revenue	13,761	11,272	26,486	21,305
Business interruption income	345	12,065	812	12,198
Total Hotel Revenues	166,053	167,259	318,244	309,690
Expenses
Rooms	22,618	22,229	44,611	44,043
Food and beverage	30,085	29,116	59,169	57,026
Other hotel operating expenses	7,295	6,517	14,154	12,782
Property taxes, insurance, rent and other	18,687	15,839	38,486	31,266
Sales and marketing	15,109	15,020	29,180	29,316
General and administrative	14,026	13,415	27,764	26,491
Repairs and maintenance	5,131	5,126	10,093	9,910
Management fees	4,689	4,788	9,488	9,461
Utilities	3,688	3,397	7,386	6,965
Depreciation and amortization	19,788	19,261	38,743	38,973
Total Hotel Operating Expenses	141,116	134,708	279,074	266,233
Asset management fees to affiliate and other expenses	3,878	3,836	7,609	7,755
Corporate general and administrative expenses	3,806	2,749	6,915	5,716
Gain on hurricane-related property damage	(232)	(496)	—	(1,065)
Total Expenses	148,568	140,797	293,598	278,639
Operating income before net gain on sale of real estate	17,485	26,462	24,646	31,051
Net gain on sale of real estate	—	—	—	31,929
Operating Income	17,485	26,462	24,646	62,980
Interest expense	(16,578)	(16,488)	(32,987)	(33,269)
Equity in earnings of equity method investments in real estate, net	1,401	1,075	860	51
Net loss on extinguishment of debt	(136)	(188)	(136)	(188)
Other income	128	244	251	367
Income (loss) before income taxes	2,300	11,105	(7,366)	29,941
Provision for income taxes	(983)	(3,238)	(1,103)	(2,531)
Net Income (Loss)	1,317	7,867	(8,469)	27,410
Income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $469, $0, $2,368 and $972, respectively)	(1,018)	(146)	(5,596)	(5,503)
Net Income (Loss) Attributable to CWI Stockholders	$299	$7,721	$(14,065)	$21,907
Basic and Diluted Income (Loss) Per Share	$—	$0.06	$(0.10)	$0.16
Basic and Diluted Weighted-Average Shares Outstanding	141,339,013	139,297,483	141,016,973	139,040,428

See Notes to Consolidated Financial Statements.

CWI 6/30/2019 10-Q – 3

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Income (Loss)	$1,317	$7,867	$(8,469)	$27,410
Other Comprehensive (Loss) Income
Unrealized (loss) gain on derivative instruments	(7)	110	(132)	425
Comprehensive Income (Loss)	1,310	7,977	(8,601)	27,835

Amounts Attributable to Noncontrolling Interests
Net income	(1,018)	(146)	(5,596)	(5,503)
Unrealized (gain) loss on derivative instruments	(2)	16	(2)	4
Comprehensive income attributable to noncontrolling interests	(1,020)	(130)	(5,598)	(5,499)
Comprehensive Income (Loss) Attributable to CWI Stockholders	$290	$7,847	$(14,199)	$22,336

See Notes to Consolidated Financial Statements.

CWI 6/30/2019 10-Q – 4

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share and per share amounts)

	CWI Stockholders
	Shares	Common Stock	Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CWI Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at April 1, 2019	141,007,846	$141	$1,189,328	$(505,586)	$(411)	$683,472	$54,774	$738,246
Net income				299		299	1,018	1,317
Shares issued, net of offering costs	1,039,340	1	10,787			10,788		10,788
Shares issued to affiliates	346,471	1	3,600			3,601		3,601
Contributions from noncontrolling interests						—	175	175
Distributions to noncontrolling interests						—	(1,281)	(1,281)
Shares issued under share incentive plans	24,975	—	8			8		8
Stock-based compensation to directors	17,324	—	180			180		180
Distributions declared ($0.1425 per share)				(20,099)		(20,099)		(20,099)
Other comprehensive (loss) income					(9)	(9)	2	(7)
Repurchase of shares	(1,395,918)	(2)	(13,792)			(13,794)		(13,794)
Balance at June 30, 2019	141,040,038	$141	$1,190,111	$(525,386)	$(420)	$664,446	$54,688	$719,134

Balance at April 1, 2018	139,189,741	$139	$1,168,449	$(405,534)	$(152)	$762,902	$58,834	$821,736
Net income				7,721		7,721	146	7,867
Shares issued, net of offering costs	1,060,618	1	11,001			11,002		11,002
Shares issued to affiliates	340,394	1	3,543			3,544		3,544
Distributions to noncontrolling interests						—	(1,275)	(1,275)
Shares issued under share incentive plans	18,971	—	—			—		—
Stock-based compensation to directors	17,291	—	180			180		180
Distributions declared ($0.1425 per share)				(19,742)		(19,742)		(19,742)
Other comprehensive income (loss)					126	126	(16)	110
Repurchase of shares	(2,087,256)	(2)	(20,658)			(20,660)		(20,660)
Balance at June 30, 2018	138,539,759	$139	$1,162,515	$(417,555)	$(26)	$745,073	$57,689	$802,762

CWI 6/30/2019 10-Q – 5

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Continued)
(in thousands, except share and per share amounts)

	CWI Stockholders
	Shares	Common Stock	Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive Loss	Total CWI Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at January 1, 2019	139,627,375	$140	$1,174,887	$(471,130)	$(286)	$703,611	$53,771	$757,382
Net (loss) income				(14,065)		(14,065)	5,596	(8,469)
Shares issued, net of offering costs	2,080,792	2	21,615			21,617		21,617
Shares issued to affiliates	683,416	1	7,107			7,108		7,108
Contributions from noncontrolling interests						—	175	175
Distributions to noncontrolling interests						—	(4,856)	(4,856)
Shares issued under share incentive plans	24,975	—	92			92		92
Stock-based compensation to directors	20,206	—	210			210		210
Distributions declared ($0.2850 per share)				(40,191)		(40,191)		(40,191)
Other comprehensive (loss) income					(134)	(134)	2	(132)
Repurchase of shares	(1,396,726)	(2)	(13,800)			(13,802)		(13,802)
Balance at June 30, 2019	141,040,038	$141	$1,190,111	$(525,386)	$(420)	$664,446	$54,688	$719,134

Balance at January 1, 2018	137,826,503	$138	$1,153,652	$(399,884)	$(455)	$753,451	$54,437	$807,888
Net income				21,907		21,907	5,503	27,410
Shares issued, net of offering costs	2,086,826	2	22,084			22,086		22,086
Shares issued to affiliates	677,424	1	7,183			7,184		7,184
Distributions to noncontrolling interests						—	(2,247)	(2,247)
Shares issued under share incentive plans	18,971	—	74			74		74
Stock-based compensation to directors	17,291	—	180			180		180
Distributions declared ($0.2850 per share)				(39,578)		(39,578)		(39,578)
Other comprehensive income (loss)					429	429	(4)	425
Repurchase of shares	(2,087,256)	(2)	(20,658)			(20,660)		(20,660)
Balance at June 30, 2018	138,539,759	$139	$1,162,515	$(417,555)	$(26)	$745,073	$57,689	$802,762

See Notes to Consolidated Financial Statements.

CWI 6/30/2019 10-Q – 6

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash Flows — Operating Activities
Net (loss) income	$(8,469)	$27,410
Adjustments to net (loss) income:
Depreciation and amortization	38,743	38,973
Asset management fees to affiliates settled in shares	7,126	7,095
Amortization of deferred financing costs and other	1,388	1,568
Equity in earnings of equity method investments in real estate, net	(860)	(51)
Business interruption income	(812)	(12,198)
Amortization of stock-based compensation expense	427	353
Net loss on extinguishment of debt	136	188
Net gain on sale of real estate (Note 4)	—	(31,929)
Straight-line rent adjustments	—	2,597
Gain on hurricane-related property damage	—	(1,065)
Net changes in other operating assets and liabilities	4,897	1,494
Net decrease in operating lease right-of-use assets	3,256	—
Distributions of earnings from equity method investments	2,907	2,911
Insurance proceeds for remediation work due to hurricane damage	1,760	3,210
Net increase in operating lease liabilities	960	—
Business interruption insurance proceeds	812	7,487
(Decrease) increase in due to related parties and affiliates	(645)	1,032
Receipt of key money and other deferred incentive payments	500	—
Funding of hurricane/fire-related remediation work	(3)	(10,201)
Net Cash Provided by Operating Activities	52,123	38,874

Cash Flows — Investing Activities
Capital expenditures	(22,766)	(35,993)
Hurricane-related property insurance proceeds	6,839	11,246
Capital contributions to equity investments in real estate	(3,429)	(732)
Distributions from equity investments in excess of cumulative equity income	912	10,886
Repayments of loan receivable	109	183
Proceeds from the sale of real estate investments (Note 4)	—	135,301
Net Cash (Used in) Provided by Investing Activities	(18,335)	120,891

Cash Flows — Financing Activities
Scheduled payments and prepayments of mortgage principal	(75,918)	(147,950)
Proceeds from mortgage financing	69,688	75,250
Distributions paid	(39,990)	(39,477)
Net proceeds from issuance of shares	21,617	22,092
Repurchase of shares	(13,821)	(20,639)
Proceeds from WPC Credit Facility	5,000	10,000
Distributions to noncontrolling interests	(4,856)	(2,247)
Deferred financing costs	(1,369)	(1,679)
Other financing activities, net	(266)	(808)
Repayment of WPC Credit Facility	—	(37,000)
Net Cash Used in Financing Activities	(39,915)	(142,458)

Change in Cash and Cash Equivalents and Restricted Cash During the Period
Net (decrease) increase in cash and cash equivalents and restricted cash	(6,127)	17,307
Cash and cash equivalents and restricted cash, beginning of period	121,130	132,376
Cash and cash equivalents and restricted cash, end of period	$115,003	$149,683

See Notes to Consolidated Financial Statements.

CWI 6/30/2019 10-Q – 7

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

We held ownership interests in 27 hotels at June 30, 2019, including 23 hotels that we consolidate (“Consolidated Hotels”) and four hotels that we record as equity investments (“Unconsolidated Hotels”).

Public Offerings

We raised $575.8 million through our initial public offering, which ran from September 15, 2010 through September 15, 2013, and $577.4 million through our follow-on offering, which ran from December 20, 2013 through December 31, 2014. We have fully invested the proceeds from both our initial public offering and follow-on offering. In addition, from inception through June 30, 2019, $235.4 million of distributions were reinvested in our common stock through our distribution reinvestment plan (“DRIP”).

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

CWI 6/30/2019 10-Q – 8

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

When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a VIE, and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. There have been no significant changes in our VIE policies from what was disclosed in the 2018 Annual Report.

At both June 30, 2019 and December 31, 2018, we considered five entities to be VIEs, four of which we consolidated as we are considered the primary beneficiary. The following table presents a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets (in thousands):

	June 30, 2019	December 31, 2018
Net investments in hotels	$495,651	$497,637
Intangible assets, net	37,446	37,847
Total assets	574,174	576,430

Non-recourse debt, net	$342,677	$344,018
Total liabilities	370,659	373,700

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. In accordance with the SEC’s adoption of certain rule and form amendments on August 17, 2018, we moved Net gain on sale of real estate in the consolidated statements of operations to be included within Operating Income.

Out-of-Period Adjustment

During the second quarter of 2019, we identified and recorded an out-of-period adjustment related to the accounting for income taxes. We concluded that this error was not material to our consolidated financial statements for any of the current or prior periods. The adjustment is reflected as a $0.8 million and $0.5 million decrease to our Provision for income taxes in the consolidated statements of operations for the three and six months ended June 30, 2019, respectively.

Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$60,133	$66,593
Restricted cash	54,870	54,537
Total cash and cash equivalents and restricted cash	$115,003	$121,130

CWI 6/30/2019 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

Recent Accounting Pronouncements

Pronouncements Adopted as of June 30, 2019

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

CWI 6/30/2019 10-Q – 10

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

The following tables present a summary of fees we paid; expenses we reimbursed; and distributions we made to our Advisor, the Subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Amounts Included in the Consolidated Statements of Operations
Asset management fees	$3,563	$3,535	$7,126	$7,095
Personnel and overhead reimbursements	1,653	1,465	3,269	2,903
Available Cash Distributions	469	—	2,368	972
Interest expense	396	311	758	690
Disposition fees	—	—	—	190
	$6,081	$5,311	$13,521	$11,850

Other Transaction Fees Incurred
Capitalized loan refinancing fees	$—	$263	$—	$653

The following table presents a summary of the amounts included in Due to related parties and affiliates in the consolidated financial statements (in thousands):

	June 30, 2019	December 31, 2018
Amounts Due to Related Parties and Affiliates
Accrued interest on WPC Credit Facility	$2,840	$2,082
Reimbursable costs due to our Advisor	1,405	1,785
Other amounts due to our Advisor	1,207	1,184
Due to other related parties and affiliates	199	1,207
	$5,651	$6,258

Asset Management Fees, Disposition Fees and Loan Refinancing Fees

We pay our Advisor an annual asset management fee equal to 0.5% of the aggregate average market value of our investments, as described in the Advisory Agreement. Our Advisor is also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property, as well as a loan refinancing fee of up to 1.0% of the principal amount of a refinanced loan, if certain conditions described in the Advisory Agreement are met. If our Advisor elects to receive all or a portion of its fees in shares of our common stock, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share (“NAV”). For the six months ended June 30, 2019 and 2018, we settled $7.1 million and $7.2 million, respectively, of asset management fees in shares of our common stock at our Advisor’s election. At June 30, 2019, our Advisor owned 4,958,385 shares (3.5%) of our outstanding common stock. Asset management fees are included in Asset management fees to affiliate and other expenses in the consolidated financial statements.

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

CWI 6/30/2019 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

Personnel and Overhead Reimbursements/Reimbursable Costs

Under the terms of the Advisory Agreement, our Advisor generally allocates expenses of dedicated and shared resources, including the cost of personnel, rent and related office expenses, between us and our affiliate, Carey Watermark Investors 2 Incorporated (“CWI 2”), based on total pro rata hotel revenues on a quarterly basis. CWI 2 is a publicly owned, non-traded REIT that is also advised by our Advisor and invests in lodging and lodging-related properties. Pursuant to the Subadvisory Agreement, after we reimburse our Advisor, it will subsequently reimburse the Subadvisor for personnel costs and other charges, including the services of our Chief Executive Officer, subject to the approval of our board of directors. These reimbursements are included in Corporate general and administrative expenses and Due to related parties and affiliates in the consolidated financial statements and are settled in cash. We have also granted restricted stock units to employees of the Subadvisor pursuant to our 2010 Equity Incentive Plan.

Other Amounts Due to our Advisor

This balance primarily represented asset management fees payable to our Advisor.

Other Transactions with Affiliates

WPC Credit Facility

On September 26, 2017, we entered into a secured credit facility (the “WPC Credit Facility”) with our Operating Partnership as borrower and WPC as lender. The WPC Credit Facility consists of (i) a bridge term loan of up to $75.0 million (the “Bridge Loan”) for the purpose of acquiring an interest in the Ritz-Carlton Bacara, Santa Barbara Venture and (ii) a $25.0 million revolving working capital facility (the “Working Capital Facility”) to be used for our working capital needs. The Bridge Loan was scheduled to mature on June 30, 2019; however, on June 25, 2019, we exercised the three-month extension option available on the loan, which extended the maturity date to September 30, 2019. As amended, the Working Capital Facility is currently scheduled to mature on December 31, 2019. If the Advisory Agreement expires or is terminated, both the Bridge Loan and the Working Capital Facility would mature at that time. Both loans bear interest at the London Interbank Offered Rate (“LIBOR”) plus 1.0%; provided however, that upon the occurrence of certain events of default (as defined in the loan agreement), all outstanding amounts will be subject to a 2.0% annual interest rate increase. We serve as guarantor of the WPC Credit Facility and have pledged our unencumbered equity interests in certain properties as collateral, as further described in the pledge and security agreement entered into between the borrower and lender. At December 31, 2018, the outstanding balances under the Bridge Loan and Working Capital Facility were $40.8 million and $0.8 million, respectively. On April 24, 2019, we borrowed an additional $5.0 million under the Working Capital Facility. At June 30, 2019, the outstanding balances under the Bridge Loan and Working Capital Facility were $40.8 million and $5.8 million, respectively. At June 30, 2019, $19.2 million was available to be drawn under the Working Capital Facility.

The WPC Credit Facility includes various customary affirmative and negative covenants. We were in compliance with all applicable covenants at June 30, 2019.

Jointly-Owned Investments

At June 30, 2019, we owned interests in three ventures with CWI 2: the Ritz-Carlton Key Biscayne, a Consolidated Hotel, and the Marriott Sawgrass Golf Resort & Spa and the Ritz-Carlton Bacara, Santa Barbara, both Unconsolidated Hotels. A third-party also owns an interest in the Ritz-Carlton Key Biscayne.

CWI 6/30/2019 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Net Investments in Hotels

Net investments in hotels are summarized as follows (in thousands):

	June 30, 2019	December 31, 2018
Buildings	$1,550,476	$1,552,365
Land	355,082	355,082
Building and site improvements	160,142	149,323
Furniture, fixtures and equipment	105,522	108,907
Construction in progress	14,351	10,298
Hotels, at cost	2,185,573	2,175,975
Less: Accumulated depreciation	(297,471)	(266,323)
Net investments in hotels	$1,888,102	$1,909,652

During the six months ended June 30, 2019 and 2018, we retired fully depreciated furniture, fixtures and equipment aggregating $6.8 million and $15.9 million, respectively.

Depreciation expense was $19.4 million and $18.9 million for the three months ended June 30, 2019 and 2018, respectively, and $38.0 million and $38.2 million for the six months ended June 30, 2019 and 2018, respectively.

Hurricane-Related Disruption

Below is a summary of the items that comprised the gain recognized related to Hurricane Irma (in thousands):

	Three Months Ended June 30,
	2019	2018
Net write-off (write-up) of fixed assets	$112	$(198)
Remediation work performed	—	709
Property damage insurance receivables	(344)	(1,007)
Gain on hurricane-related property damage	$(232)	$(496)

	Six Months Ended June 30,
	2019	2018
Net write-off of fixed assets	$2,059	$5,460
Remediation work performed	—	6,506
Property damage insurance receivables	(2,059)	(13,031)
Gain on hurricane-related property damage	$—	$(1,065)

As of June 30, 2019, we have received cumulative business interruption insurance proceeds of $21.8 million, of which we recorded $0.3 million and $0.8 million in the consolidated statements of operations as Business interruption income during the three and six months ended June 30, 2019, respectively. During both the three and six months ended June 30, 2018, we recorded $10.5 million as Business interruption income in the consolidated statements of operations related to Hurricane Irma.

As the restoration work continues to be performed, the estimated total cost will change. Any changes to property damage estimates will be recorded in the periods in which they are determined and any additional remediation work will be recorded in the periods in which it is performed.

CWI 6/30/2019 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

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

Construction in Progress

At June 30, 2019 and December 31, 2018, construction in progress, recorded at cost, was $14.4 million and $10.3 million, respectively, and related primarily to planned renovations at the Ritz-Carlton Fort Lauderdale, the Ritz-Carlton Key Biscayne and the Renaissance Chicago Downtown. At June 30, 2019 and December 31, 2018, construction in progress also related to planned renovations at Hyatt Place Austin and the restoration of the Hawks Cay Resort as a result of the damage caused by Hurricane Irma, respectively. Upon substantial completion of renovation work, costs are reclassified from construction in progress to buildings, building and site improvements and furniture, fixture and equipment, as applicable, and depreciation will commence.

We capitalize qualifying interest expense and certain other costs, such as property taxes, property insurance, utilities expense and hotel incremental labor costs, related to hotels undergoing major renovations. We capitalized $0.2 million and $0.9 million of such costs during the three months ended June 30, 2019 and 2018, respectively, and $0.5 million and $1.5 million during the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019 and December 31, 2018, accrued capital expenditures were $1.2 million and $5.5 million, respectively, representing non-cash investing activity.

Note 5. Equity Investments in Real Estate

At June 30, 2019, we owned equity interests in four Unconsolidated Hotels, two with unrelated third parties and two with CWI 2. We do not control the ventures that own these hotels, but we exercise significant influence over them. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to our Advisor that we incur and other-than-temporary impairment charges, if any).

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

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these ventures are affected by the timing and nature of distributions (dollars in thousands):

Unconsolidated Hotels	State	Number of Rooms	% Owned	Hotel Type	Carrying Value at
					June 30, 2019	December 31, 2018
Ritz-Carlton Bacara, Santa Barbara Venture (a) (b)	CA	358	40%	Resort	$57,863	$56,814
Ritz-Carlton Philadelphia Venture (c)	PA	301	60%	Full-service	28,018	29,951
Marriott Sawgrass Golf Resort & Spa Venture (d) (e)	FL	514	50%	Resort	26,777	25,439
Hyatt Centric French Quarter Venture (f)	LA	254	80%	Full-service	473	511
		1,427			$113,131	$112,715
___________

(a)	This investment represents a tenancy-in-common interest; the remaining 60.0% interest is owned by CWI 2.

CWI 6/30/2019 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

(b)	We contributed $1.7 million and $3.4 million to this investment during the three and six months ended June 30, 2019, respectively, which included funding for the hotel’s renovation.

(c)	We received cash distributions of $0.9 million from this investment during both the three and six months ended June 30, 2019.

(d)	We received cash distributions of $1.6 million and $1.8 million from this investment during the three and six months ended June 30, 2019, respectively.

(e)
This investment is considered a VIE (Note 2). We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence, but does not give us power over decisions that significantly affect the economic performance of the entity.

(f)	We received cash distributions of $0.7 million and $1.1 million from this investment during the three and six months ended June 30, 2019, respectively.

The following table sets forth our share of equity in earnings (losses) from our Unconsolidated Hotels, which is based on the HLBV model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Venture	2019	2018	2019	2018
Hyatt Centric French Quarter Venture	$675	$669	$1,104	$1,056
Marriott Sawgrass Golf Resort & Spa Venture	648	488	3,140	2,111
Ritz-Carlton Philadelphia Venture	424	693	(1,061)	(783)
Ritz-Carlton Bacara, Santa Barbara Venture	(346)	(889)	(2,323)	(2,838)
Westin Atlanta Venture (a)	—	114	—	505
Total equity in earnings of equity method investments in real estate, net	$1,401	$1,075	$860	$51
___________

(a)
On October 19, 2017, the venture sold the Westin Atlanta Perimeter North to an unaffiliated third party. Our share of equity in earnings during the three and six months ended June 30, 2018 was the result of additional cash distributions received in those periods in connection with the disposition.

No other-than-temporary impairment charges related to our investments in these ventures were recognized during the three or six months ended June 30, 2019 or 2018.

At June 30, 2019 and December 31, 2018, the unamortized basis differences on our equity investments were $6.4 million and $7.3 million, respectively. Net amortization of the basis differences reduced the carrying values of our equity investments by$0.1 million during both the three months ended June 30, 2019 and 2018 and by $0.2 million for both the six months ended June 30, 2019 and 2018.

CWI 6/30/2019 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

Hurricane-Related Disruption

The Marriott Sawgrass Golf Resort & Spa was impacted by Hurricane Irma when it made landfall in September 2017. The hotel sustained damage and was forced to close for a short period of time. Below is a summary of the items that comprised the loss (gain) recognized by the venture related to Hurricane Irma (in thousands):

	Three Months Ended June 30,
	2019	2018
Net write-off of fixed assets	$543	$150
Remediation work performed	—	486
(Increase) decrease in property damage insurance receivables	(543)	265
Loss on hurricane-related property damage (a)	$—	$901

	Six Months Ended June 30,
	2019	2018
Net write-off (write-up) of fixed assets	$3,586	$(426)
Remediation work performed	—	110
(Increase) decrease in property damage insurance receivables	(3,596)	905
(Gain) loss on hurricane-related property damage (a)	$(10)	$589
___________

(a)
Includes losses totaling $0.7 million and $1.3 million during the three and six months ended June 30, 2018, respectively, resulting from pre-existing damage (which was discovered as a result of the hurricane and is not covered by insurance).

As the restoration work continues to be performed, the estimated total costs will change. Any changes to property damage estimates will be recorded in the periods in which they are determined and any additional remediation work will be recorded in the periods in which it is performed.

Note 6. Intangible Assets and Liabilities

Intangible assets and liabilities are summarized as follows (dollars in thousands):

		June 30, 2019			December 31, 2018
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Villa/condo rental programs	45 - 55	$72,400	$(7,272)	$65,128	$72,400	$(6,520)	$65,880
Below-market hotel ground leases and parking garage lease (a)	10 - 93	—	—	—	10,935	(645)	10,290
Other intangible assets	8 - 15	855	(400)	455	855	(354)	501
Total intangible assets, net		$73,255	$(7,672)	$65,583	$84,190	$(7,519)	$76,671

Finite-Lived Intangible Liability
Above-market hotel ground lease (a)	85	$—	$—	$—	$(2,100)	$114	$(1,986)
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

CWI 6/30/2019 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

Net amortization of intangibles was $0.4 million for both the three months ended June 30, 2019 and 2018 and $0.8 million for both the six months ended June 30, 2019 and 2018. Amortization of the villa/condo rental programs and in-place lease intangibles are included in Depreciation and amortization in the consolidated financial statements.

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

We did not have any transfers into or out of Level 1, Level 2 and Level 3 category of measurements during the six months ended June 30, 2019 or 2018. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our non-recourse debt, net, which we have classified as Level 3, had a carrying value of $1.3 billion at both June 30, 2019 and December 31, 2018 and an estimated fair value of $1.3 billion at both June 30, 2019 and December 31, 2018. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both June 30, 2019 and December 31, 2018.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. Where the undiscounted cash flows for an asset are less than the asset’s carrying value when considering and evaluating the various alternative courses of action that may occur, we recognize an impairment charge to reduce the carrying value of the asset to its estimated fair value. Further, when we classify an asset as held for sale, we carry the asset at the lower of its current carrying value or its fair value, less estimated cost to sell. We did not recognize any impairment charges during the three or six months ended June 30, 2019 or 2018.

CWI 6/30/2019 10-Q – 17

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

The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at
	Balance Sheet Location	June 30, 2019	December 31, 2018
Interest rate caps	Other assets	$9	$84

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements. At both June 30, 2019 and December 31, 2018, no cash collateral had been posted nor received for any of our derivative positions.

We recognized unrealized losses of less than $0.1 million and $0.1 million in Other comprehensive (loss) income on derivatives in connection with our interest rate swaps and caps during the three months ended June 30, 2019 and 2018, respectively, and unrealized losses of $0.2 million and unrealized gains of less than $0.1 million during the six months ended June 30, 2019 and 2018, respectively.

We reclassified less than $0.1 million and $0.2 million from Other comprehensive (loss) income on derivatives into Interest expense during the three months ended June 30, 2019 and 2018, respectively, and less than $0.1 million and $0.4 million during the six months ended June 30, 2019 and 2018, respectively.

Amounts reported in Other comprehensive (loss) income related to interest rate caps will be reclassified to Interest expense as interest expense is incurred on our variable-rate debt. At June 30, 2019, we estimated that an additional $0.2 million will be reclassified as Interest expense during the next 12 months related to our interest rate caps.

Interest Rate Swaps and Caps

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment

CWI 6/30/2019 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

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

The interest rate caps that we had outstanding on our Consolidated Hotels at June 30, 2019 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of Instruments		Fair Value at
Interest Rate Derivatives		Notional Amount	June 30, 2019
Interest rate caps	7	$356,910	$9

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of June 30, 2019. At June 30, 2019, both our total credit exposure and the maximum exposure to any single counterparty were less than $0.1 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At June 30, 2019, we had not been declared in default on any of our derivative obligations. At both June 30, 2019 and December 31, 2018, we had no derivatives that were in a net liability position.

Note 9. Debt

Non-Recourse Debt

Our non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of hotel properties. The following table presents the non-recourse debt, net on our Consolidated Hotel investments (dollars in thousands):

			Carrying Amount at
	Interest Rate Range	Current Maturity Date Range (a)	June 30, 2019	December 31, 2018
Fixed rate	3.6% – 6.5%	7/2019 – 4/2024	$953,143	$1,026,451
Variable rate (b)	4.7% – 8.2%	3/2020 – 7/2022	366,514	299,563
			$1,319,657	$1,326,014
___________

(a)	Many of our mortgage loans have extension options, which are subject to certain conditions. The maturity dates in the table do not reflect the extension options.

(b)	The interest rate range presented for these mortgage loans reflect the rates in effect at June 30, 2019 through the use of an interest rate cap, when applicable.

Financing Activity During 2019

Sheraton Austin Hotel at the Capitol

During the second quarter of 2019, we refinanced the $67.0 million Sheraton Austin Hotel at the Capitol mortgage loan with a new mortgage loan that has a maximum principal amount of $92.4 million, of which we drew $68.4 million at closing, with the remaining balance available to fund planned renovations at the hotel. The loan has a floating annual interest rate of LIBOR plus 3.5% (subject to an interest rate cap) and a maturity date of July 9, 2022 with two one-year extension options. We recognized a loss on extinguishment of debt of $0.1 million on this refinancing.

CWI 6/30/2019 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

Lake Arrowhead Resort and Spa

The $14.5 million outstanding mortgage loan on Lake Arrowhead Resort and Spa that matured on May 29, 2019 was modified during the three months ended June 30, 2019 to extend the maturity date to April 30, 2020. As part of this modification, we began making monthly amortization payments of $40,000 that will continue through the maturity date.

Covenants

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage and debt yield ratios. Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and could be triggered by the lender under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a lender requires that we enter into a cash management agreement, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. Except as discussed below, at June 30, 2019, we were in compliance with the applicable covenants for each of our mortgage loans.

At March 31, 2018, the minimum debt service coverage ratio for the Courtyard Pittsburgh Shadyside was not met; this ratio was still not met as of June 30, 2019 and we have entered into a cash management agreement with the lender.

At September 30, 2018, the minimum debt service coverage ratio for the Westin Minneapolis was not met and we entered into a cash management agreement that permits the lender to sweep the excess cash flow from the hotel. As of June 30, 2019, this ratio was still not met and the cash management agreement remained in effect.

At September 30, 2018, the minimum debt service coverage ratio for the Equinox, a Luxury Collection Golf Resort & Spa was not met; this ratio was still not met as of June 30, 2019.

At December 31, 2018, the minimum debt yield ratio for the Sanderling Resort was not met; therefore, in May 2019, the loan began to amortize in an amount equal to the original loan amount over a 25-year period and will continue to amortize until such time as the minimum debt yield ratio is met. As of June 30, 2019, this ratio was still not met.

CWI 6/30/2019 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

WPC Credit Facility

At June 30, 2019, we had outstanding balances under the Bridge Loan and Working Capital Facility of $40.8 million and $5.8 million, respectively, with $19.2 million available to be drawn on the Working Capital Facility. These loans are described in Note 3.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2019 and each of the next five calendar years following December 31, 2019 are as follows (in thousands):

Years Ending December 31,	Total
2019 (remainder) (a)	$67,232
2020	238,778
2021	577,443
2022	312,534
2023	126,618
2024	50,252
Total principal payments	1,372,857
Unamortized deferred financing costs	(6,563)
Total	$1,366,294
___________

(a)	Includes $40.8 million and $5.8 million of scheduled payments on the Bridge Loan and Working Capital Facility, respectively, to WPC (Note 3).

Note 10. Commitments and Contingencies

At June 30, 2019, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us, including liens for which we may obtain a bond, provide collateral or provide an indemnity, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Hotel Management Agreements

As of June 30, 2019, our Consolidated Hotel properties were operated pursuant to long-term management agreements with 12 different management companies, with initial terms ranging from five to 30 years. For hotels operated with separate franchise agreements, each management company receives a base management fee, generally ranging from 1.5% to 3.5% of hotel revenues. Four of our management agreements contain the right and license to operate the hotels under specified brands; no separate franchise agreements exist and no separate franchise fee is required for these hotels. The management agreements that include the benefit of a franchise agreement incur a base management fee ranging from 3.0% to 3.5% of hotel revenues. The management companies are generally also eligible to receive an incentive management fee, which is typically calculated as a percentage of operating profit, either (i) in excess of projections with a cap or (ii) after the owner has received a priority return on its investment in the hotel. We incurred management fee expense, including amortization of deferred management fees, of $4.7 million and $4.8 million for the three months ended June 30, 2019 and 2018, respectively, and $9.5 million for both the six months ended June 30, 2019 and 2018.

Franchise Agreements

Sixteen of our Consolidated Hotels operate under franchise or license agreements with national brands that are separate from our management agreements. As of June 30, 2019, we had 11 franchise agreements with Marriott-owned brands, three with Hilton-owned brands, one with an InterContinental Hotels-owned brand and one with a Hyatt-owned brand related to our Consolidated Hotels. Our typical franchise agreements have initial terms ranging from 15 to 25 years. Three of our hotels are not operated with a hotel brand so the hotels do not have franchise agreements. Generally, our franchise agreements provide for a license fee, or royalty, of 3.0% to 6.0% of room revenues and, if applicable, 2.0% to 3.0% of food and beverage revenue. In addition, we generally pay 1.0% to 4.5% of room revenues as marketing and reservation system contributions for the system-

CWI 6/30/2019 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

wide benefit of brand hotels. Franchise fees are included in sales and marketing expense in our consolidated financial statements. We incurred franchise fee expense, including amortization of deferred franchise fees, of $4.4 million for both the three months ended June 30, 2019 and 2018, and $8.2 million and $8.4 million for the six months ended June 30, 2019 and 2018, respectively.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. As of June 30, 2019 and December 31, 2018, $40.2 million and $37.9 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures, and is included in Restricted cash in the consolidated financial statements.

Renovation Commitments

Certain of our hotel franchise and loan agreements require us to make planned renovations to our hotels. Additionally, from time to time, certain of our hotels may undergo renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, public space, meeting space, and/or restaurants, in order to better compete with other hotels and alternative lodging options in our markets. At June 30, 2019, we had various contracts outstanding with third parties in connection with the renovation of certain of our hotels. The remaining commitments under these contracts at June 30, 2019, totaled $23.9 million. Funding for a renovation will first come from our furniture, fixtures and equipment reserve accounts, to the extent permitted by the terms of the management agreement. Should these reserves be unavailable or insufficient to cover the cost of the renovation, we will fund all or the remaining portion of the renovation with existing cash resources, proceeds available under our Working Capital Facility and/or other sources of available capital, including cash flow from operations.

Leases

Lease Obligations

We recognize an operating ROU asset and a corresponding lease liability for ground lease arrangements, hotel parking leases and various hotel equipment leases for which we are the lessee. Our leases have remaining lease terms ranging from less than one year to 88 years (excluding extension options not reasonably certain of being exercised).

Lease Cost

Certain information related to the total lease cost for operating leases for the three and six months ended June 30, 2019 is as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Fixed lease cost	$3,304	$6,964
Variable lease cost (a)	252	375
Total lease cost	$3,556	$7,339
___________

(a)	Our variable lease payments consist of payments based on a percentage of revenue.

CWI 6/30/2019 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

Other Information

Supplemental balance sheet information related to ROU assets and lease liabilities is as follows (dollars in thousands):

June 30, 2019
Operating lease ROU assets	$49,263
Operating lease liabilities	71,415

Weighted-average remaining lease term	69.1 years
Weighted-average discount rate	9.1%

Cash paid for operating lease liabilities included in Net cash provided by operating activities totaled $2.7 million for the six months ended June 30, 2019.

Undiscounted Cash Flows

A reconciliation of the undiscounted cash flows for operating leases recorded on the consolidated balance sheet as of June 30, 2019 is as follows (in thousands):

Years Ending December 31,	Total
2019 (remainder)	$2,780
2020	5,539
2021	5,447
2022	5,439
2023	5,326
Thereafter through 2107	903,189
Total lease payments	927,720
Less: amount of lease payments representing interest	(856,305)
Present value of future lease payments/lease obligations	$71,415

Scheduled future minimum ground lease payments for the years subsequent to the year ended December 31, 2018 were: $4.1 million for 2019, $4.2 million for 2020, $4.3 million for 2021, $4.4 million for 2022, $4.5 million for 2023 and $811.3 million for the years thereafter.

CWI 6/30/2019 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

Note 11. Equity

Reclassifications Out of Accumulated Other Comprehensive Loss

The following table presents a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended June 30,
Gains and Losses on Derivative Instruments	2019	2018
Beginning balance	$(411)	$(152)
Other comprehensive loss before reclassifications	(27)	(102)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	17	212
Equity in earnings of equity method investments in real estate	3	—
Total	20	212
Net current period other comprehensive (loss) income	(7)	110
Net current period other comprehensive (income) loss attributable to noncontrolling interests	(2)	16
Ending balance	$(420)	$(26)

	Six Months Ended June 30,
Gains and Losses on Derivative Instruments	2019	2018
Beginning balance	$(286)	$(455)
Other comprehensive (loss) income before reclassifications	(178)	45
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	43	380
Equity in earnings of equity method investments in real estate	3	—
Total	46	380
Net current period other comprehensive (loss) income	(132)	425
Net current period other comprehensive (income) loss attributable to noncontrolling interests	(2)	4
Ending balance	$(420)	$(26)

Distributions Declared

During the second quarter of 2019, our board of directors declared a quarterly distribution of $0.1425 per share, which was paid on July 15, 2019 to stockholders of record on June 28, 2019, in the aggregate amount of $20.1 million.

Note 12. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100.0% of our taxable income annually and intend to do so for the tax year ending December 31, 2019. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three and six months ended June 30, 2019 and 2018. We conduct business in various states and municipalities within the United States, and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As a result, we are subject to certain state and local taxes and a provision for such taxes is included in the consolidated financial statements.

Certain of our subsidiaries have elected taxable REIT subsidiary (“TRS”) status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. The accompanying consolidated financial statements include an interim tax provision for our TRSs for the three and six months ended June 30, 2019 and 2018.

CWI 6/30/2019 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

Current income tax expense was $0.2 million and $1.3 million for the three months ended June 30, 2019 and 2018, respectively, and $0.9 million and $2.2 million for six months ended June 30, 2019 and 2018, respectively.

Our TRSs are subject to U.S. federal and state income taxes. As such, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe that it is more likely than not that we will not realize the tax benefit of deferred tax assets based on available evidence at the time the determination is made. A change in circumstances may cause us to change our judgment about whether a deferred tax asset will more likely than not be realized. We generally report any change in the valuation allowance through our income statement in the period in which such changes in circumstances occur. The majority of our deferred tax assets relate to net operating losses, interest expense limitation and accrued expenses. The majority of our deferred tax liabilities relate to differences between the tax basis and financial reporting basis of our villa/condo rental management agreements. Provision for income taxes included deferred income tax expense of $0.7 million and $2.0 million for the three months ended June 30, 2019 and 2018, respectively, and deferred income tax expense of $0.2 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively.

CWI 6/30/2019 10-Q – 25

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

Business Overview

As described in more detail in Item 1 of the 2018 Annual Report, we are a publicly-owned, non-traded REIT that invests in, and through our Advisor, manages and seeks to enhance the value of, interests in lodging and lodging-related properties. We have invested the proceeds from our initial public offering and follow-on offering in a diversified lodging portfolio, including full-service, select-service and resort hotels. Our results of operations are significantly impacted by seasonality and by hotel renovations. We have invested in hotels and then initiated significant renovations at certain hotels. Generally, during the renovation period, a portion of total rooms are unavailable and hotel operations are often disrupted, negatively impacting our results of operations. At June 30, 2019, we held ownership interests in 27 hotels, with a total of 7,717 rooms.

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

Significant Developments

WPC Credit Facility

On April 24, 2019, we borrowed an additional $5.0 million under the Working Capital Facility and on June 25, 2019, we exercised the three-month extension option available on the Bridge Loan, which extended the maturity date to September 30, 2019. At June 30, 2019, the outstanding balances under the Bridge Loan and Working Capital Facility were $40.8 million and $5.8 million, respectively (Note 3).

CWI 6/30/2019 10-Q – 26

Financial and Operating Highlights

(Dollars in thousands, except average daily rate (“ADR”) and revenue per available room (“RevPAR”))

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Hotel revenues (a)	$166,053	$167,259	$318,244	$309,690
Net income (loss) attributable to CWI stockholders	299	7,721	(14,065)	21,907

Cash distributions paid	20,092	19,835	39,990	39,477

Net cash provided by operating activities			52,123	38,874
Net cash (used in) provided by investing activities			(18,335)	120,891
Net cash used in financing activities			(39,915)	(142,458)

Supplemental Financial Measures: (b)
FFO attributable to CWI stockholders	20,994	26,680	25,704	29,649
MFFO attributable to CWI stockholders	23,266	28,153	30,644	31,902

Consolidated Hotel Operating Statistics
Occupancy	77.7%	80.5%	75.1%	77.8%
ADR	$239.06	$231.42	$238.08	$226.89
RevPAR	185.80	186.26	178.75	176.49
___________

(a)
Hotel revenues include business interruption income of $0.3 million and $12.1 million recognized during the three months ended June 30, 2019 and 2018, respectively, and $0.8 million and $12.2 million recognized during the six months ended June 30, 2019 and 2018, respectively, with amounts recognized during the periods relating primarily to Hurricane Irma.

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

The comparison of our results period over period is influenced by both the number and size of the hotels consolidated in each of the respective periods. At June 30, 2019, we owned 23 Consolidated Hotels, compared to 24 Consolidated Hotels at June 30, 2018. At December 31, 2018, we owned 23 Consolidated Hotels, compared to 27 Consolidated Hotels at December 31, 2017.

CWI 6/30/2019 10-Q – 27

Portfolio Overview

The following table sets forth certain information for each of our Consolidated Hotels and our Unconsolidated Hotels at June 30, 2019:

Hotels	State	Number of Rooms	% Owned	Acquisition Date	Hotel Type
Consolidated Hotels
2012 Acquisitions
Hilton Garden Inn New Orleans French Quarter/CBD	LA	155	88%	6/8/2012	Select-service
Lake Arrowhead Resort and Spa	CA	173	97%	7/9/2012	Resort
Courtyard San Diego Mission Valley	CA	317	100%	12/6/2012	Select-service
2013 Acquisitions
Courtyard Pittsburgh Shadyside	PA	132	100%	3/12/2013	Select-service
Hutton Hotel Nashville	TN	250	100%	5/29/2013	Full-service
Holiday Inn Manhattan 6th Avenue Chelsea	NY	226	100%	6/6/2013	Full-service
Fairmont Sonoma Mission Inn & Spa	CA	226	100%	7/10/2013	Resort
Marriott Raleigh City Center	NC	401	100%	8/13/2013	Full-service
Hawks Cay Resort (a)	FL	428	100%	10/23/2013	Resort
Renaissance Chicago Downtown	IL	560	100%	12/20/2013	Full-service
2014 Acquisitions
Hyatt Place Austin Downtown	TX	296	100%	4/1/2014	Select-service
Courtyard Times Square West	NY	224	100%	5/27/2014	Select-service
Sheraton Austin Hotel at the Capitol	TX	367	80%	5/28/2014	Full-service
Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center	CO	302	100%	6/25/2014	Select-service
Sanderling Resort	NC	128	100%	10/28/2014	Resort
Marriott Kansas City Country Club Plaza	MO	295	100%	11/18/2014	Full-service
2015 Acquisitions
Westin Minneapolis	MN	214	100%	2/12/2015	Full-service
Westin Pasadena	CA	350	100%	3/19/2015	Full-service
Hilton Garden Inn/Homewood Suites Atlanta Midtown	GA	228	100%	4/29/2015	Select-service
Ritz-Carlton Key Biscayne (b)	FL	445	47%	5/29/2015	Resort
Ritz-Carlton Fort Lauderdale (c)	FL	198	70%	6/30/2015	Resort
Le Méridien Dallas, The Stoneleigh	TX	176	100%	11/20/2015	Full-service
2016 Acquisition
Equinox, a Luxury Collection Golf Resort & Spa	VT	199	100%	2/17/2016	Resort
		6,290
Unconsolidated Hotels
Hyatt Centric New Orleans French Quarter	LA	254	80%	9/6/2011	Full-service
Marriott Sawgrass Golf Resort & Spa (d)	FL	514	50%	4/1/2015	Resort
Ritz-Carlton Philadelphia	PA	301	60%	5/15/2015	Full-service
Ritz-Carlton Bacara, Santa Barbara (e)	CA	358	40%	9/28/2017	Resort
		1,427
___________

(a)	Includes 251 privately owned villas that participate in the villa/condo rental program at June 30, 2019, of which only 231 were available for rent as a result of damage caused by Hurricane Irma.

(b)	CWI 2 owns an interest of approximately 19.3% in this venture. Also, the number of rooms presented includes 143 condo-hotel units that participate in the villa/condo rental program at June 30, 2019.

(c)	Includes 32 condo-hotel units that participate in the villa/condo rental program at June 30, 2019.

(d)	The remaining 50.0% interest in this venture is owned by CWI 2.

(e)	This investment represents a tenancy-in-common interest; the remaining 60.0% interest is owned by CWI 2.

CWI 6/30/2019 10-Q – 28

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

The following table presents our comparative results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Hotel Revenues	$166,053	$167,259	$(1,206)	$318,244	$309,690	$8,554

Hotel Operating Expenses	141,116	134,708	6,408	279,074	266,233	12,841

Asset management fees to affiliate and other expenses	3,878	3,836	42	7,609	7,755	(146)
Corporate general and administrative expenses	3,806	2,749	1,057	6,915	5,716	1,199
Gain on hurricane-related property damage	(232)	(496)	264	—	(1,065)	1,065
Total Expenses	148,568	140,797	7,771	293,598	278,639	14,959
Operating income before net gain on sale of real estate	17,485	26,462	(8,977)	24,646	31,051	(6,405)
Net gain on sale of real estate	—	—	—	—	31,929	(31,929)
Operating Income	17,485	26,462	(8,977)	24,646	62,980	(38,334)
Interest expense	(16,578)	(16,488)	(90)	(32,987)	(33,269)	282
Equity in earnings of equity method investments in real estate, net	1,401	1,075	326	860	51	809
Net loss on extinguishment of debt	(136)	(188)	52	(136)	(188)	52
Other income	128	244	(116)	251	367	(116)
Income (Loss) Before Income Taxes	2,300	11,105	(8,805)	(7,366)	29,941	(37,307)
Provision for income taxes	(983)	(3,238)	2,255	(1,103)	(2,531)	1,428
Net Income (Loss)	1,317	7,867	(6,550)	(8,469)	27,410	(35,879)
Income attributable to noncontrolling interests	(1,018)	(146)	(872)	(5,596)	(5,503)	(93)
Net Income (Loss) Attributable to CWI Stockholders	$299	$7,721	$(7,422)	$(14,065)	$21,907	$(35,972)
Supplemental Financial Measure:(a)
MFFO Attributable to CWI Stockholders	$23,266	$28,153	$(4,887)	$30,644	$31,902	$(1,258)
___________

CWI 6/30/2019 10-Q – 29

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

Our Same Store Hotels are comprised of our 2012 Acquisitions, 2013 Acquisitions, 2014 Acquisitions, 2015 Acquisitions and 2016 Acquisition, excluding the results of any of those hotels sold prior to June 30, 2019, as well as the results for the Hawks Cay Resort, which was closed due to damage from Hurricane Irma from mid-September 2017 through August 2018 (Note 4).

The following table sets forth the average occupancy rate, ADR and RevPAR of our Consolidated Hotels for the three and six months ended June 30, 2019 and 2018 for our Same Store Hotels.

	Three Months Ended June 30,		Six Months Ended June 30,
Same Store Hotels	2019	2018	2019	2018
Occupancy Rate	79.3%	80.2%	76.4%	77.6%
ADR	$230.90	$232.14	$228.83	$228.53
RevPAR	183.10	186.23	174.78	177.35

Hotel Revenues

For the three months ended June 30, 2019 as compared to the same period in 2018, hotel revenues decreased by $1.2 million, comprised of: a decrease in revenue from our Same Store Hotels totaling $3.3 million and a decrease in revenue as a result of one property sold during the third quarter of 2018 of $1.5 million, partially offset by an increase in revenue from the Hawks Cay Resort of $3.6 million (representing the net impact to revenue after the recognition of business interruption income). The net decrease in revenue from our Same Store Hotels is primarily due to decreases in revenue from the Ritz-Carlton Key Biscayne and Fairmont Sonoma Mission Inn & Spa, partially offset by increases in revenue from Marriott Raleigh City Center and Westin Minneapolis. Both the Fairmont Sonoma Mission Inn & Spa and the Ritz-Carlton Key Biscayne were impacted by a decrease in revenue from group bookings, with Ritz-Carlton Key Biscayne also being negatively impacted by renovation-related disruption in the current year period. Marriott Raleigh City Center was negatively impacted in the prior year period by renovation work that commenced during the second quarter of 2018 and Westin Minneapolis benefited from the NCAA Final Four basketball championship in April 2019.

For the six months ended June 30, 2019 as compared to the same period in 2018, hotel revenues increased by $8.6 million, comprised of: an increase in revenue from the Hawks Cay Resort of $18.6 million (representing the net impact to revenue after the recognition of business interruption income), partially offset by a decrease in revenue as a result of properties sold during 2018 of $5.4 million and a decrease in revenue from our Same Store Hotels of $4.7 million. The net decrease in revenue from our Same Store Hotels is primarily due to decreases in revenue from the Ritz-Carlton Key Biscayne (discussed above) and Renaissance Chicago, partially offset by an increase in revenue from Ritz-Carlton Fort Lauderdale and Marriott Raleigh City Center (discussed above). Renaissance Chicago was negatively impacted by a decrease in city-wide events primarily during the first quarter of 2019, while Ritz-Carlton Fort Lauderdale saw an increase in transient guests for the six months ended June 30, 2019, which resulted in increases to both room revenue and food and beverage revenue.

Hotel Operating Expenses

Room expense, food and beverage expense and other operating department costs fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs.

For the three months ended June 30, 2019 as compared to the same period in 2018, aggregate hotel operating expenses increased by $6.4 million, comprised of: an increase in expenses from the Hawks Cay Resort of $9.0 million, partially offset by a net decrease in expenses from our Same Store Hotels totaling $1.4 million and a decrease in expenses as a result of one property sold during the third quarter of 2018 of $1.2 million. The net decrease in expenses from our Same Store Hotels is primarily due to a decrease in expenses contributed by the Fairmont Sonoma Mission Inn & Spa and the Ritz-Carlton Key Biscayne, partially offset by an increase in expenses contributed by Marriott Raleigh City Center and Westin Minneapolis, in line with the changes in revenue discussed above.

CWI 6/30/2019 10-Q – 30

For the six months ended June 30, 2019 as compared to the same period in 2018, aggregate hotel operating expenses increased by $12.8 million, comprised of: an increase in expenses from the Hawks Cay Resort of $17.7 million, partially offset by a decrease in expenses as a result of properties sold during 2018 totaling $4.0 million and a net decrease in expenses from our Same Store Hotels totaling $0.9 million. The net decrease in expenses from our Same Store Hotels is primarily due to decreases in expenses from the Ritz-Carlton Key Biscayne and Renaissance Chicago, partially offset by an increase in expenses from Ritz-Carlton Fort Lauderdale and Marriott Raleigh City Center, in line with the changes in revenue discussed above.

Corporate General and Administrative Expenses

For the three and six months ended June 30, 2019 as compared to the same periods in 2018, corporate general and administrative expenses increased by $1.1 million and $1.2 million, respectively, primarily due to an increase in professional fees. Professional fees include legal, accounting and investor-related expenses incurred in the normal course of business. The increase in professional fees for both periods was driven by an increase in legal fees.

Gain on Hurricane-Related Property Damage

During the three months ended June 30, 2019 and 2018, we recognized a gain on hurricane-related property damage of $0.2 million and $0.5 million, respectively, resulting from changes in our estimates of the total aggregate damage incurred.

During the six months ended June 30, 2018, we recognized a gain on hurricane-related property damage of $1.1 million resulting from changes in our estimates of the total aggregate damage incurred.

We and CWI 2 maintain insurance on all of our hotels, with an aggregate policy limit of $500.0 million for both property damage and business interruption. Our insurance policies are subject to various terms and conditions, including property damage and business interruption deductibles on each hotel, which range from 2.0% to 5.0% of the insured value. We currently estimate our aggregate casualty insurance claim for our Consolidated Hotels related to Hurricane Irma to be in the range of $60.0 million to $70.0 million (which includes estimated clean up, repair and rebuilding costs) and our aggregate business interruption insurance claim to be in the range of $25.0 million to $35.0 million. We currently estimate the collective casualty insurance claim for us and CWI 2 combined to be in the range of $65.0 million to $80.0 million and the collective business interruption insurance claim to be in the range of $25.0 million to $35.0 million. As the restoration work continues to be performed, the estimated total costs will change. We believe that we maintain adequate insurance coverage on our hotels and are working closely with the insurance carriers and claims adjuster to obtain the maximum amount of insurance recovery provided under the policies. However, we can give no assurances as to the amounts of such claims, the timing of payments or the ultimate resolution of the claims.

We experienced a reduction in revenues as a result of Hurricane Irma. Our business interruption insurance covers lost revenue through the period of property restoration and for up to 12 months after the hotels are back to full operations. We have retained consultants to assess our business interruption claims and are currently reviewing our losses with our insurance carriers. We recorded $0.3 million and $10.5 million of revenue for covered business interruption related to Hurricane Irma during the three months ended June 30, 2019 and 2018, respectively, and $0.8 million and $10.5 million during the six months ended June 30, 2019 and 2018, respectively. We record revenue for covered business interruption when both the recovery is probable and contingencies have been resolved with the insurance carriers.

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

CWI 6/30/2019 10-Q – 31

Equity in Earnings of Equity Method Investments in Real Estate, Net

Equity in earnings of equity method investments in real estate, net represents earnings from our equity investments in Unconsolidated Hotels recognized in accordance with each investment agreement and based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period (Note 5). We are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds the estimated fair value and is determined to be other than temporary. No other-than-temporary impairment charges were recognized on our equity method investments in real estate during the six months ended June 30, 2019 or 2018.

The following table sets forth our share of equity in earnings (losses) from our Unconsolidated Hotels, which are based on the HLBV model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Venture	2019	2018	2019	2018
Hyatt Centric French Quarter Venture	$675	$669	$1,104	$1,056
Marriott Sawgrass Golf Resort & Spa Venture (a)	648	488	3,140	2,111
Ritz-Carlton Philadelphia Venture	424	693	(1,061)	(783)
Ritz-Carlton Bacara, Santa Barbara Venture (b)	(346)	(889)	(2,323)	(2,838)
Westin Atlanta Venture (c)	—	114	—	505
Total equity in earnings of equity method investments in real estate, net	$1,401	$1,075	$860	$51
___________

(a)
The increase for the six months ended June 30, 2019 as compared to 2018 is primarily driven by our share of the release of a $2.3 million valuation allowance for deferred tax assets during the first quarter of 2019 as there was sufficient positive evidence that allowed us to reach a conclusion that the valuation allowance was no longer needed.

(b)	Our share of equity in losses from the venture for the three and six months ended June 30, 2018 included non-recurring hotel rebranding expenses.

(c)
On October 19, 2017, the venture sold the Westin Atlanta Perimeter North to an unaffiliated third party. Our share of equity in earnings during the three and six months ended June 30, 2018 is the result of additional cash distributions received in that period in connection with the disposition.

Net Loss on Extinguishment of Debt

During the three months ended June 30, 2019, we recognized a loss on extinguishment of debt of $0.1 million related to the refinancing of the Sheraton Austin Hotel at the Capitol mortgage loan (Note 9).

During the three months ended June 30, 2018, we recognized a loss on extinguishment of debt of $0.2 million related to the refinancing of the Ritz-Carlton Fort Lauderdale senior mortgage and mezzanine loans.

CWI 6/30/2019 10-Q – 32

Income Attributable to Noncontrolling Interests

The following table sets forth our (income) loss attributable to noncontrolling interests (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Venture	2019	2018	2019	2018
Ritz-Carlton Key Biscayne Venture	$(556)	$(57)	$(2,308)	$(3,636)
Ritz-Carlton Fort Lauderdale Venture	241	153	(372)	(383)
Sheraton Austin Hotel at the Capitol Venture	(174)	(212)	(458)	(453)
Hilton Garden Inn New Orleans French Quarter/CBD Venture	(60)	(30)	(90)	(59)
Operating Partnership — Available Cash Distribution (Note 3)	(469)	—	(2,368)	(972)
	$(1,018)	$(146)	$(5,596)	$(5,503)

Modified Funds from Operations

MFFO is a non-GAAP measure that we use to evaluate our business. For a definition of MFFO and a reconciliation to net income attributable to CWI stockholders, see Supplemental Financial Measures below.

For the three months ended June 30, 2019 as compared to the same period in 2018, MFFO decreased by $4.9 million, primarily as a result of a decrease in the contribution of MFFO by the Hawks Cay Resort during the current year period as compared to the prior year period. MFFO contributed by the property in the prior year period, which was driven by business interruption income recognized during the second quarter of 2018, exceeded the MFFO contributed during the current year period, reflecting improvements in the operating results of the property as a result of its re-opening. An increase in Available Cash Distributions and corporate general and administrative expenses also contributed to the decrease in MFFO when compared to the prior year period.

For the six months ended June 30, 2019 as compared to the same period in 2018, MFFO decreased by $1.3 million, primarily as a result of an increase in Available Cash Distributions and corporate general and administrative expenses when compared to the prior year period, as well as the result of our 2018 disposition activity, partially offset by an increase in MFFO contributed by the Hawks Cay Resort when compared to the prior year period. The MFFO contributed during the current year period reflected improvements in the operating results of the property as a result of its re-opening and exceeded MFFO contributed in the prior year period, which was driven by business interruption income recognized during the second quarter of 2018.

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

CWI 6/30/2019 10-Q – 33

our common stock through our DRIP. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities — For the six months ended June 30, 2019 as compared to the same period in 2018, net cash provided by operating activities increased by $13.2 million. The six months ended June 30, 2018 reflected the funding of remediation work to repair properties damaged by the hurricane totaling $10.2 million.

Investing Activities — Net cash used in investing activities for the six months ended June 30, 2019 was $18.3 million, primarily as a result of funding $22.8 million of capital expenditures for our Consolidated Hotels and capital contributions of $3.4 million to the Ritz-Carlton Bacara, Santa Barbara Venture, which was used, in part, to fund a renovation at the hotel, partially offset by $6.8 million of insurance proceeds received related to Hurricane Irma.

Financing Activities — Net cash used in financing activities for the six months ended June 30, 2019 was $39.9 million, primarily as a result of scheduled payments of mortgage financing totaling $75.9 million (primarily from the refinancing of the Sheraton Austin at the Capitol loan (Note 9)), cash distributions paid to stockholders aggregating $40.0 million and redemptions of our common stock pursuant to our redemption plan totaling $13.8 million, partially offset by proceeds from mortgage financing totaling $69.7 million (primarily from the refinancing of the Sheraton Austin at the Capitol loan (Note 9)), as well as the reinvestment of distributions in shares of our common stock through our DRIP totaling $21.6 million.

Distributions

Our current objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to manage a portfolio of investments with potential for capital appreciation throughout varying economic cycles. For the six months ended June 30, 2019, we paid distributions to stockholders totaling $40.0 million, which were comprised of cash distributions of $18.4 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $21.6 million. From inception through June 30, 2019, we declared distributions, excluding distributions paid in shares of our common stock, to stockholders totaling $421.4 million, which were comprised of cash distributions of $175.4 million and $246.0 million of distributions that were reinvested by stockholders in shares of our common stock pursuant to our DRIP.

We believe that FFO, a non-GAAP measure, is an appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or our Cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our public offerings and there can be no assurance that our FFO or our Cash flow from operations will be sufficient to cover our future distributions. Our distribution coverage using FFO was approximately 64% of total distributions declared for the six months ended June 30, 2019, with the balance funded with proceeds from other sources of cash, such as financings, borrowings or the sales of assets. We fully covered total distributions declared for the six months ended June 30, 2019 using Net cash provided by operating activities.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the six months ended June 30, 2019, we redeemed 1,396,726 shares of our common stock pursuant to our redemption plan, comprised of 306 redemption requests at an average share price of $9.88. As of the date of this Report, we have fulfilled all of the valid redemption requests that we received during the six months ended June 30, 2019. We funded all share redemptions during the six months ended June 30, 2019 from distributions that were reinvested by stockholders in shares of our common stock pursuant to our DRIP.

CWI 6/30/2019 10-Q – 34

Summary of Financing

The table below summarizes our non-recourse debt, net and WPC Credit Facility (dollars in thousands):

	June 30, 2019	December 31, 2018
Carrying Value
Fixed rate (a)	$953,143	$1,026,451
Variable rate:
WPC Credit Facility — Bridge Loan (Note 3)	40,802	40,802
WPC Credit Facility — Working Capital Facility (Note 3)	5,835	835
Non-recourse debt (a):
Amount subject to interest rate caps	352,014	285,067
Amount subject to floating interest rate	14,500	14,496
	413,151	341,200
	$1,366,294	$1,367,651
Percent of Total Debt
Fixed rate	70%	75%
Variable rate	30%	25%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.4%	4.3%
Variable rate (b)	5.4%	5.3%
___________

(a)	Aggregate debt balance includes deferred financing costs totaling $6.6 million at both June 30, 2019 and December 31, 2018.

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Sheraton Austin Hotel at the Capitol

During the second quarter of 2019, we refinanced the $67.0 million Sheraton Austin Hotel at the Capitol mortgage loan with a new mortgage loan that has a maximum principal amount of $92.4 million, of which we drew $68.4 million at closing, with the remaining balance available to fund planned renovations at the hotel. The loan has a floating annual interest rate of LIBOR plus 3.5% (which is subject to an interest rate cap) and a maturity date of July 9, 2022 with two one-year extension options. We recognized a loss on extinguishment of debt of $0.1 million on this refinancing.

Lake Arrowhead Resort and Spa

The $14.5 million outstanding mortgage loan on Lake Arrowhead Resort and Spa that matured on May 29, 2019 was modified during the three months ended June 30, 2019 to extend the maturity date to April 30, 2020. As part of this modification, we began making monthly amortization payments of $40,000 that will continue through the maturity date.

CWI 6/30/2019 10-Q – 35

Covenants

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage and debt yield ratios. Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and could be triggered by the lender under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a lender requires that we enter into a cash management agreement, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. Except as discussed below, at June 30, 2019, we were in compliance with the applicable covenants for each of our mortgage loans.

At March 31, 2018, the minimum debt service coverage ratio for the Courtyard Pittsburgh Shadyside was not met; this ratio was still not met as of June 30, 2019 and we have entered into a cash management agreement with the lender.

At September 30, 2018, the minimum debt service coverage ratio for the Westin Minneapolis was not met and we entered into a cash management agreement that permits the lender to sweep the excess cash flow from the hotel. As of June 30, 2019, this ratio was still not met and the cash management agreement remained in effect.

At September 30, 2018, the minimum debt service coverage ratio for the Equinox was not met; this ratio was still not met as of June 30, 2019.

At December 31, 2018, the minimum debt yield ratio for the Sanderling Resort was not met; therefore, in May 2019, the loan began to amortize in an amount equal to the original loan amount over a 25-year period and will continue to amortize until such time as the minimum debt yield ratio is met. As of June 30, 2019, this ratio was still not met.

Cash Resources

At June 30, 2019, our cash resources consisted of cash and cash equivalents totaling $60.1 million, of which $26.4 million was designated as hotel operating cash. We also had the $25.0 million Working Capital Facility, of which $19.2 million remained available to be drawn at June 30, 2019. As of the date of this Report, $19.2 million remains available to be drawn. Our cash resources can be used for working capital needs, debt service and other commitments, such as the renovation commitments noted below.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include (i) paying distributions to our stockholders, (ii) fulfilling our renovation commitments (Note 10), (iii) funding hurricane-related repair and remediation costs in excess of insurance proceeds received, (iv) funding lease commitments, (v) making scheduled mortgage loan principal payments, including (a) scheduled balloon payments totaling $117.5 million on three mortgage loans on our Consolidated Hotels (one loan was refinanced as of the date of this Report) and (b) our share of balloon payments scheduled for two Unconsolidated Hotels totaling $63.1 million, and (vi) paydown of the WPC Credit Facility, as well as other normal recurring operating expenses. We currently intend to refinance the scheduled balloon payments, although there can be no assurance that we will be able to do so on favorable terms, if at all.

We expect to use cash generated from operations, the Working Capital Facility, mortgage financing and cash received from dispositions of properties to fund these cash requirements in addition to amounts held in escrow to fund our renovation commitments.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures at these hotels, sufficient to cover the cost of routine improvements and alterations at the hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3% and 5% of the respective hotel’s total gross revenue. At June 30, 2019 and December 31, 2018, $40.2 million and $37.9 million, respectively, was held in furniture, fixtures and equipment reserve accounts for future capital expenditures.

CWI 6/30/2019 10-Q – 36

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations (primarily our capital commitments and lease obligations) at June 30, 2019 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — Principal (a) (b)	$1,326,220	$138,198	$940,626	$247,396	$—
Interest on borrowings (c)	145,424	61,326	74,137	9,961	—
WPC Credit Facility (Bridge Loan) — Principal	40,802	40,802	—	—	—
WPC Credit Facility (Working Capital Facility) — Principal	5,835	5,835	—	—	—
Operating lease commitments (d)	927,720	5,560	10,933	10,704	900,523
Contractual capital commitments (e)	23,882	14,382	9,500	—	—
	$2,469,883	$266,103	$1,035,196	$268,061	$900,523
___________

(a)	Excludes deferred financing costs totaling $6.6 million.

(b)
Total Non-recourse debt — Principal due in less than one year includes $117.5 million of scheduled balloon payments on three consolidated mortgage loans. We currently intend to refinance these mortgage loans, although there can be no assurance that we will be able to do so on favorable terms, if at all.

(c)	For variable-rate debt, interest on borrowings is calculated using the capped interest rate, when in effect.

(d)
At June 30, 2019, this balance primarily related to our commitments on ground leases for two hotels, which expire in 2087 and 2099 and have contractual rent increases throughout their respective terms; therefore, the most significant commitments occur near the conclusion of the leases.

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

CWI 6/30/2019 10-Q – 37

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization, as well as impairment charges of real estate-related assets, provides a more complete understanding of our performance to investors and to management; and when compared year over year, reflects the impact on our operations from trends in occupancy rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions, which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist. For real estate assets held for investment and related intangible assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the estimated future net undiscounted cash flow that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. It should be noted, however, that the property’s asset group’s estimated fair value is primarily determined using market information from outside sources such as broker quotes or recent comparable sales. In cases where the available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each asset to determine an estimated fair value. While impairment charges are excluded from the calculation of FFO described above due to the fact that impairments are based on estimated future undiscounted cash flows, it could be difficult to recover any impairment charges. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating the operating performance of the company. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP measures FFO and MFFO and the adjustments to GAAP in calculating FFO and MFFO.

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

CWI 6/30/2019 10-Q – 38

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

CWI 6/30/2019 10-Q – 39

FFO and MFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss) attributable to CWI stockholders	$299	$7,721	$(14,065)	$21,907
Adjustments:
Depreciation and amortization of real property	19,867	19,327	38,989	39,130
Net gain on sale of real estate	—	—	—	(31,929)
Proportionate share of adjustments for partially-owned entities — FFO adjustments	828	(368)	780	541
Total adjustments	20,695	18,959	39,769	7,742
FFO attributable to CWI stockholders (as defined by NAREIT)	20,994	26,680	25,704	29,649
Adjustments:
Straight-line and other rent adjustments	1,962	1,356	4,300	2,682
Gain on hurricane-related property damage (a)	(232)	(496)	—	(1,065)
Net loss on extinguishment of debt	136	188	136	188
Proportionate share of adjustments for partially-owned entities — MFFO adjustments	406	425	504	448
Total adjustments	2,272	1,473	4,940	2,253
MFFO attributable to CWI stockholders	$23,266	$28,153	$30,644	$31,902
___________

(a)	We excluded the gain on hurricane-related property damage (which does not include business interruption income) because of its non-recurring nature.

CWI 6/30/2019 10-Q – 40

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we generally seek non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse mortgage loans, and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with counterparties. See Note 8 for additional information on our interest rate swaps and caps.

At June 30, 2019, all of our debt bore interest at fixed rates, was swapped to a fixed rate or was subject to an interest rate cap, with the exception of the Bridge Loan and Working Capital Facility, which had outstanding balances of $40.8 million and $5.8 million, respectively, as well as one mortgage loan with an outstanding balance of $14.5 million. Our debt obligations are more fully described in Note 9 and Summary of Financing in Item 2 above. The following table presents principal cash outflows for our Consolidated Hotels based upon expected maturity dates of our long-term debt obligations outstanding at June 30, 2019 and excludes deferred financing costs (in thousands):

	2019 (Remainder)	2020	2021	2022	2023	2024	Total	Fair Value
Fixed-rate debt	$18,244	$58,623	$458,253	$244,104	$126,618	$50,252	$956,094	$950,218
Variable-rate debt (a)	$2,351	$180,155	$119,190	$68,430	$—	$—	$370,126	$371,019
___________

(a)
Excludes $40.8 million and $5.8 million outstanding under the Bridge Loan and Working Capital Facility, respectively, from WPC (Note 3). Unless the Advisory Agreement expires or is terminated, the Bridge Loan and Working Capital Facility, as amended, are currently scheduled to mature on September 30, 2019 and December 31, 2019, respectively.

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to an interest rate cap, is affected by changes in interest rates. A decrease or increase in interest rates of 1.0% would change the estimated fair value of this debt at June 30, 2019 by an aggregate increase of $27.7 million or an aggregate decrease of $28.4 million, respectively. Annual interest expense on our variable-rate debt that is subject to an interest rate cap at June 30, 2019 would increase or decrease by $2.8 million for each respective 1.0% change in annual interest rates.

CWI 6/30/2019 10-Q – 41

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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2019 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CWI 6/30/2019 10-Q – 42

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2019, we issued 346,471 shares of common stock to our Advisor as consideration for asset management fees. These shares were issued at our most recently published NAV of $10.39 per share. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. In addition, during the three months ended June 30, 2019, we issued 17,324 shares and 24,975 shares of our common stock to directors and certain employees of the Subadvisor, respectively, under our 2010 Equity Incentive Plan. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, the shares issued were deemed to be exempt from registration.

All prior sales of unregistered securities have been reported in our previously filed quarterly reports on Form 10-Q and annual reports on Form 10-K.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended June 30, 2019:

2019 Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1 – 30	850,946	$9.88	N/A	N/A
May 1 – 31	—	—	N/A	N/A
June 1 – 30	544,972	9.88	N/A	N/A
Total	1,395,918
___________

(a)
Represents shares of our common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders, subject to certain exceptions, conditions and limitations. The maximum number of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. We generally receive fees in connection with share redemptions. The average price paid per share will vary depending on the number of redemption requests that were made during the period, the number of redemption requests that qualify for treatment as special circumstances under the terms of the plan, and the most recently published NAV.

CWI 6/30/2019 10-Q – 43

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

CWI 6/30/2019 10-Q – 44

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors Incorporated
Date:	August 12, 2019
		By:	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
(Principal Financial Officer)

Date:	August 12, 2019
		By:	/s/ Noah K. Carter
Noah K. Carter
Chief Accounting Officer
(Principal Accounting Officer)

CWI 6/30/2019 10-Q – 45

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