Form 10-Q
period 2019-09-30
Carey Watermark Investors Inc
filed 2019-11-08
CIK 1430259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Registrant has 142,681,934 shares of common stock, $0.001 par value, outstanding at November 1, 2019.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These statements are based on the current expectations of our management. Forward-looking statements in this Report include, among others, statements about the impact of hurricanes and other natural disasters on certain hotels, including the condition of the properties and cost estimates. In addition, on October 22, 2019, we announced that we have entered into a merger agreement with Carey Watermark Investors 2 Incorporated and an internalization agreement with our external advisor and subadvisor. These transactions are expected to close in the first quarter of 2020, although there can be no assurance that they will close in our expected timeframe or at all. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements, as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 15, 2019 (the “2018 Annual Report”), and those that will be included in the joint proxy statement/prospectus that we expect to file with the SEC with regard to the proposed merger. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

CWI 9/30/2019 10-Q – 1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
Assets
Investments in real estate:
Hotels, at cost	$2,085,575	$2,175,975
Accumulated depreciation	(295,974)	(266,323)
Net investments in hotels	1,789,601	1,909,652
Assets held for sale (Note 4)	15,203	—
Equity investments in real estate	106,890	112,715
Operating lease right-of-use assets	47,461	—
Cash and cash equivalents	78,831	66,593
Intangible assets, net	65,184	76,671
Restricted cash	61,443	54,537
Accounts receivable, net	22,091	36,884
Other assets	24,761	23,092
Total assets (a)	$2,211,465	$2,280,144
Liabilities and Equity
Non-recourse debt, net, including debt attributable to Assets held for sale	$1,274,847	$1,326,014
WPC Credit Facility	35,000	41,637
Accounts payable, accrued expenses and other liabilities	107,047	128,955
Operating lease liabilities	71,540	—
Due to related parties and affiliates	3,040	6,258
Other liabilities held for sale (Note 4)	208	—
Distributions payable	20,171	19,898
Total liabilities (a)	1,511,853	1,522,762
Commitments and contingencies (Note 10)
Common stock, $0.001 par value; 300,000,000 shares authorized; 141,548,634 and 139,627,375 shares, respectively, issued and outstanding	142	140
Additional paid-in capital	1,195,949	1,174,887
Distributions and accumulated losses	(548,011)	(471,130)
Accumulated other comprehensive loss	(266)	(286)
Total stockholders’ equity	647,814	703,611
Noncontrolling interests	51,798	53,771
Total equity	699,612	757,382
Total liabilities and equity	$2,211,465	$2,280,144
__________

(a)	See Note 2 for details related to variable interest entities (“VIEs”).

See Notes to Consolidated Financial Statements.

CWI 9/30/2019 10-Q – 2

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Hotel Revenues
Rooms	$95,825	$94,465	$298,126	$287,031
Food and beverage	38,481	34,943	127,126	118,564
Other operating revenue	13,997	12,752	40,483	34,057
Business interruption income	2,815	6,075	3,627	18,273
Total Hotel Revenues	151,118	148,235	469,362	457,925
Expenses
Rooms	21,616	22,161	66,227	66,204
Food and beverage	27,696	27,056	86,866	84,083
Other hotel operating expenses	7,213	6,922	21,366	19,704
Property taxes, insurance, rent and other	17,052	14,640	55,539	45,906
Sales and marketing	14,492	14,066	43,672	43,381
General and administrative	13,859	13,247	41,624	39,739
Repairs and maintenance	4,920	4,956	15,013	14,866
Utilities	4,124	4,025	11,510	10,991
Management fees	3,484	4,502	12,971	13,963
Depreciation and amortization	19,102	18,642	57,845	57,615
Total Hotel Operating Expenses	133,558	130,217	412,633	396,452
Asset management fees to affiliate and other expenses	3,464	3,770	11,073	11,524
Corporate general and administrative expenses	3,052	2,839	9,211	8,555
Gain on hurricane-related property damage	(880)	(41)	(880)	(1,106)
Transaction costs	728	—	1,483	—
Total Expenses	139,922	136,785	433,520	415,425
Operating income before net gain (loss) on sale of real estate	11,196	11,450	35,842	42,500
Net gain (loss) on sale of real estate	5,881	(669)	5,881	31,260
Operating Income	17,077	10,781	41,723	73,760
Interest expense	(17,219)	(16,557)	(50,205)	(49,826)
Equity in (losses) earnings of equity method investments in real estate, net	(759)	(589)	101	(538)
Net loss on extinguishment of debt	—	(322)	(136)	(511)
Other income	355	140	605	508
(Loss) income before income taxes	(546)	(6,547)	(7,912)	23,393
Provision for income taxes	(1,030)	(986)	(2,133)	(3,516)
Net (Loss) Income	(1,576)	(7,533)	(10,045)	19,877
(Income) loss attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $2,537, $2,478, $4,905 and $3,450, respectively)	(878)	323	(6,474)	(5,180)
Net (Loss) Income Attributable to CWI Stockholders	$(2,454)	$(7,210)	$(16,519)	$14,697
Basic and Diluted (Loss) Income Per Share	$(0.02)	$(0.05)	$(0.12)	$0.11
Basic and Diluted Weighted-Average Shares Outstanding	141,952,133	139,439,615	141,332,118	139,175,017

See Notes to Consolidated Financial Statements.

CWI 9/30/2019 10-Q – 3

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (Loss) Income	$(1,576)	$(7,533)	$(10,045)	$19,877
Other Comprehensive Income
Unrealized gain on derivative instruments	160	85	28	511
Comprehensive (Loss) Income	(1,416)	(7,448)	(10,017)	20,388

Amounts Attributable to Noncontrolling Interests
Net (income) loss	(878)	323	(6,474)	(5,180)
Unrealized (gain) loss on derivative instruments	(6)	(1)	(8)	3
Comprehensive (income) loss attributable to noncontrolling interests	(884)	322	(6,482)	(5,177)
Comprehensive (Loss) Income Attributable to CWI Stockholders	$(2,300)	$(7,126)	$(16,499)	$15,211

See Notes to Consolidated Financial Statements.

CWI 9/30/2019 10-Q – 4

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share and per share amounts)

	CWI Stockholders
	Shares	Common Stock	Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive (Loss) Income	Total CWI Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at July 1, 2019	141,040,038	$141	$1,190,111	$(525,386)	$(420)	$664,446	$54,688	$719,134
Net (loss) income				(2,454)		(2,454)	878	(1,576)
Shares issued, net of offering costs	1,028,483	1	10,684			10,685		10,685
Shares issued to affiliates	342,920	—	3,562			3,562		3,562
Distributions to noncontrolling interests						—	(3,774)	(3,774)
Shares issued under share incentive plans			134			134		134
Distributions declared ($0.1425 per share)				(20,171)		(20,171)		(20,171)
Other comprehensive income					154	154	6	160
Repurchase of shares	(862,807)	—	(8,542)			(8,542)		(8,542)
Balance at September 30, 2019	141,548,634	$142	$1,195,949	$(548,011)	$(266)	$647,814	$51,798	$699,612

Balance at July 1, 2018	138,539,759	$139	$1,162,515	$(417,555)	$(26)	$745,073	$57,689	$802,762
Net loss				(7,210)		(7,210)	(323)	(7,533)
Shares issued, net of offering costs	1,048,320	1	10,916			10,917		10,917
Shares issued to affiliates	339,550	—	3,534			3,534		3,534
Distributions to noncontrolling interests						—	(2,540)	(2,540)
Shares issued under share incentive plans			101			101		101
Distributions declared ($0.1425 per share)				(19,827)		(19,827)		(19,827)
Other comprehensive income					85	85	1	86
Repurchase of shares	(787,680)	(1)	(7,808)			(7,809)		(7,809)
Balance at September 30, 2018	139,139,949	$139	$1,169,258	$(444,592)	$59	$724,864	$54,827	$779,691

CWI 9/30/2019 10-Q – 5

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Continued)
(in thousands, except share and per share amounts)

	CWI Stockholders
	Shares	Common Stock	Additional Paid-In Capital	Distributions and Accumulated Losses	Accumulated Other Comprehensive (Loss) Income	Total CWI Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at January 1, 2019	139,627,375	$140	$1,174,887	$(471,130)	$(286)	$703,611	$53,771	$757,382
Net (loss) income				(16,519)		(16,519)	6,474	(10,045)
Shares issued, net of offering costs	3,109,275	3	32,299			32,302		32,302
Shares issued to affiliates	1,026,336	1	10,669			10,670		10,670
Contributions from noncontrolling interests						—	175	175
Distributions to noncontrolling interests						—	(8,630)	(8,630)
Shares issued under share incentive plans	24,975	—	226			226		226
Stock-based compensation to directors	20,206	—	210			210		210
Distributions declared ($0.4275 per share)				(60,362)		(60,362)		(60,362)
Other comprehensive income					20	20	8	28
Repurchase of shares	(2,259,533)	(2)	(22,342)			(22,344)		(22,344)
Balance at September 30, 2019	141,548,634	$142	$1,195,949	$(548,011)	$(266)	$647,814	$51,798	$699,612

Balance at January 1, 2018	137,826,503	$138	$1,153,652	$(399,884)	$(455)	$753,451	$54,437	$807,888
Net income				14,697		14,697	5,180	19,877
Shares issued, net of offering costs	3,135,146	3	33,000			33,003		33,003
Shares issued to affiliates	1,016,974	1	10,717			10,718		10,718
Distributions to noncontrolling interests						—	(4,787)	(4,787)
Shares issued under share incentive plans	18,971	—	175			175		175
Stock-based compensation to directors	17,291	—	180			180		180
Distributions declared ($0.4275 per share)				(59,405)		(59,405)		(59,405)
Other comprehensive income (loss)					514	514	(3)	511
Repurchase of shares	(2,874,936)	(3)	(28,466)			(28,469)		(28,469)
Balance at September 30, 2018	139,139,949	$139	$1,169,258	$(444,592)	$59	$724,864	$54,827	$779,691

See Notes to Consolidated Financial Statements.

CWI 9/30/2019 10-Q – 6

CAREY WATERMARK INVESTORS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash Flows — Operating Activities
Net (loss) income	$(10,045)	$19,877
Adjustments to net (loss) income:
Depreciation and amortization	57,845	57,615
Asset management fees to affiliates settled in shares	10,673	10,628
Net gain on sale of real estate (Note 4)	(5,881)	(31,260)
Business interruption income	(3,627)	(18,273)
Amortization of deferred financing costs and other	2,507	2,296
Gain on hurricane-related property damage	(880)	(1,106)
Amortization of stock-based compensation expense	560	455
Net loss on extinguishment of debt	136	511
Equity in (earnings) losses of equity method investments in real estate, net	(101)	538
Straight-line rent adjustments	—	4,316
Net changes in other operating assets and liabilities	12,341	6,396
Net decrease in operating lease right-of-use assets	4,978	—
Business interruption insurance proceeds	3,627	9,323
(Decrease) increase in due to related parties and affiliates	(3,393)	1,087
Distributions of earnings from equity method investments	2,888	2,802
Insurance proceeds for remediation work due to hurricane damage	2,773	4,031
Net increase in operating lease liabilities	1,142	—
Receipt of key money and other deferred incentive payments	500	58
Funding of hurricane/fire-related remediation work	(3)	(10,738)
Net Cash Provided by Operating Activities	76,040	58,556

Cash Flows — Investing Activities
Proceeds from the sale of real estate investments (Note 4)	77,447	156,756
Capital expenditures	(29,991)	(60,311)
Hurricane-related property insurance proceeds	11,661	14,379
Distributions from equity investments in excess of cumulative equity income	6,421	12,893
Capital contributions to equity investments in real estate	(3,429)	(732)
Repayments of loan receivable	167	238
Net Cash Provided by Investing Activities	62,276	123,223

Cash Flows — Financing Activities
Scheduled payments and prepayments of mortgage principal	(136,563)	(166,332)
Proceeds from mortgage financing	85,430	75,250
Distributions paid	(60,089)	(59,219)
Net proceeds from issuance of shares	32,301	33,003
Repurchase of shares	(22,312)	(28,464)
Repayment of WPC Credit Facility	(11,637)	(37,000)
Distributions to noncontrolling interests	(8,630)	(4,787)
Proceeds from WPC Credit Facility	5,000	10,000
Deferred financing costs	(2,323)	(1,959)
Other financing activities, net	(349)	(1,193)
Net Cash Used in Financing Activities	(119,172)	(180,701)

Change in Cash and Cash Equivalents and Restricted Cash During the Period
Net increase in cash and cash equivalents and restricted cash	19,144	1,078
Cash and cash equivalents and restricted cash, beginning of period	121,130	132,376
Cash and cash equivalents and restricted cash, end of period	$140,274	$133,454

See Notes to Consolidated Financial Statements.

CWI 9/30/2019 10-Q – 7

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

We held ownership interests in 26 hotels at September 30, 2019, including 22 hotels that we consolidate (“Consolidated Hotels”) and four hotels that we record as equity investments (“Unconsolidated Hotels”).

Public Offerings

We raised $575.8 million through our initial public offering, which ran from September 15, 2010 through September 15, 2013, and $577.4 million through our follow-on offering, which ran from December 20, 2013 through December 31, 2014. We have fully invested the proceeds from both our initial public offering and follow-on offering. In addition, from inception through September 30, 2019, $246.0 million of distributions were reinvested in our common stock through our distribution reinvestment plan (“DRIP”).

Proposed Merger

On October 22, 2019, we and Carey Watermark Investors 2 Incorporated (“CWI 2”) announced that we have entered into a definitive merger agreement under which we will merge in an all-stock transaction, with us surviving the merger as a wholly-owned subsidiary of CWI 2. The transaction is expected to close in the first quarter of 2020, subject to the approval of our stockholders and CWI 2’s stockholders, among other conditions. Following the close of the merger, the combined company will complete an internalization transaction with our Advisor and Subadvisor, as a result of which the combined company will become self-managed (Note 13).

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

CWI 9/30/2019 10-Q – 8

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

At both September 30, 2019 and December 31, 2018, we considered five entities to be VIEs, four of which we consolidated as we are considered the primary beneficiary. The following table presents a summary of selected financial data of consolidated VIEs included in the consolidated balance sheets (in thousands):

	September 30, 2019	December 31, 2018
Net investments in hotels	$495,142	$497,637
Intangible assets, net	37,246	37,847
Total assets	568,256	576,430

Non-recourse debt, net	$341,955	$344,018
Total liabilities	374,810	373,700

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. In accordance with the SEC’s adoption of certain rule and form amendments on August 17, 2018, we moved Net gain (loss) on sale of real estate in the consolidated statements of operations to be included within Operating Income.

Accounting Policy Update

Transaction Costs — Transaction costs for the three and nine months ended September 30, 2019 are costs incurred in connection with the proposed merger with CWI 2 and related transactions, discussed in Note 1 and Note 13, and included legal, accounting, financial advisory and other transaction costs. These costs are expensed as incurred in the consolidated statements of operations.

Out-of-Period Adjustment

During the second quarter of 2019, we identified and recorded an out-of-period adjustment related to the accounting for income taxes. We concluded that this error was not material to our consolidated financial statements for any of the current or prior periods. The adjustment is reflected as a $0.5 million decrease to our Provision for income taxes in the consolidated statements of operations for the nine months ended September 30, 2019.

CWI 9/30/2019 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$78,831	$66,593
Restricted cash	61,443	54,537
Total cash and cash equivalents and restricted cash	$140,274	$121,130

Recent Accounting Pronouncements

Pronouncements Adopted as of September 30, 2019

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

CWI 9/30/2019 10-Q – 10

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

The following tables present a summary of fees we paid; expenses we reimbursed; and distributions we made to our Advisor, the Subadvisor and other affiliates, as described below, in accordance with the terms of those agreements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amounts Included in the Consolidated Statements of Operations
Asset management fees	$3,547	$3,534	$10,673	$10,628
Available Cash Distributions	2,537	2,478	4,905	3,450
Personnel and overhead reimbursements	1,679	1,681	4,948	4,584
Interest expense	375	325	1,133	1,015
Disposition fees	—	110	—	300
	$8,138	$8,128	$21,659	$19,977

Other Transaction Fees Incurred
Capitalized loan refinancing fees	$528	$—	$528	$653

The following table presents a summary of the amounts included in Due to related parties and affiliates in the consolidated financial statements (in thousands):

	September 30, 2019	December 31, 2018
Amounts Due to Related Parties and Affiliates
Reimbursable costs due to our Advisor	$1,469	$1,785
Other amounts due to our Advisor	1,172	1,184
Accrued interest on WPC Credit Facility	375	2,082
Due to other related parties and affiliates	24	1,207
	$3,040	$6,258

CWI 9/30/2019 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

Asset Management Fees, Disposition Fees and Loan Refinancing Fees

We pay our Advisor an annual asset management fee equal to 0.5% of the aggregate average market value of our investments, as described in the Advisory Agreement. Our Advisor is also entitled to receive disposition fees of up to 1.5% of the contract sales price of a property, as well as a loan refinancing fee of up to 1.0% of the principal amount of a refinanced loan, if certain conditions described in the Advisory Agreement are met. If our Advisor elects to receive all or a portion of its fees in shares of our common stock, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share (“NAV”). For both the nine months ended September 30, 2019 and 2018, we settled $10.7 million of asset management fees in shares of our common stock at our Advisor’s election. At September 30, 2019, our Advisor owned 5,301,305 shares (3.7%) of our outstanding common stock. Asset management fees are included in Asset management fees to affiliate and other expenses in the consolidated financial statements.

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

Personnel and Overhead Reimbursements/Reimbursable Costs

Under the terms of the Advisory Agreement, our Advisor generally allocates expenses of dedicated and shared resources, including the cost of personnel, rent and related office expenses, between us and CWI 2, based on total pro rata hotel revenues on a quarterly basis. CWI 2 is a publicly owned, non-traded REIT that is also advised by our Advisor and invests in lodging and lodging-related properties. Pursuant to the Subadvisory Agreement, after we reimburse our Advisor, it will subsequently reimburse the Subadvisor for personnel costs and other charges, including the services of our Chief Executive Officer, subject to the approval of our board of directors. These reimbursements are included in Corporate general and administrative expenses and Due to related parties and affiliates in the consolidated financial statements and are settled in cash. We have also granted restricted stock units to employees of the Subadvisor pursuant to our 2010 Equity Incentive Plan.

Other Amounts Due to our Advisor

This balance primarily represented asset management fees payable to our Advisor.

Other Transactions with Affiliates

WPC Credit Facility

On September 26, 2017, we entered into a secured credit facility (the “WPC Credit Facility”) with our Operating Partnership as borrower and WPC as lender. The WPC Credit Facility consists of (i) a bridge term loan of up to $75.0 million (the “Bridge Loan”) for the purpose of acquiring an interest in the Ritz-Carlton Bacara, Santa Barbara Venture and (ii) a $25.0 million revolving working capital facility (the “Working Capital Facility”) to be used for our working capital needs. The Bridge Loan was scheduled to mature on September 30, 2019; however, effective September 26, 2019, the Bridge Loan was extended on its existing terms to December 31, 2019, with the option to extend the maturity date to March 31, 2020 at our election. Effective as of the same date, the Working Capital Facility, which is currently scheduled to mature on December 31, 2019, also has the option to extend the maturity date to March 31, 2020 at our election. Upon exercise of the three-month extension, the interest rate for both loans would increase to the London Interbank Offered Rate (“LIBOR”) plus 3.0% from the current interest rate of LIBOR plus 1.0%. If the Advisory Agreement expires or is terminated, both the Bridge Loan and the Working Capital Facility would mature at that time. We serve as guarantor of the WPC Credit Facility and have pledged our unencumbered equity interests in certain properties as collateral, as further described in the pledge and security agreement entered into between the borrower and lender. At December 31, 2018, the outstanding balances under the Bridge Loan and Working Capital Facility were $40.8 million and $0.8 million, respectively. At September 30, 2019, the outstanding balance under the Bridge Loan was $35.0 million. No balance was outstanding under the Working Capital Facility at September 30, 2019, with $25.0 million available to be drawn at that date.

CWI 9/30/2019 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

On October 28, 2019, we repaid $5.0 million towards the Bridge Loan (Note 13).

The WPC Credit Facility includes various customary affirmative and negative covenants. We were in compliance with all applicable covenants at September 30, 2019.

Jointly Owned Investments

At September 30, 2019, we owned interests in three ventures with CWI 2: the Ritz-Carlton Key Biscayne, a Consolidated Hotel, and the Marriott Sawgrass Golf Resort & Spa and the Ritz-Carlton Bacara, Santa Barbara, both Unconsolidated Hotels. A third-party also owns an interest in the Ritz-Carlton Key Biscayne.

Note 4. Net Investments in Hotels

Net investments in hotels are summarized as follows (in thousands):

	September 30, 2019	December 31, 2018
Buildings	$1,471,111	$1,552,365
Land	337,344	355,082
Building and site improvements	158,079	149,323
Furniture, fixtures and equipment	103,232	108,907
Construction in progress	15,809	10,298
Hotels, at cost	2,085,575	2,175,975
Less: Accumulated depreciation	(295,974)	(266,323)
Net investments in hotels	$1,789,601	$1,909,652

During the nine months ended September 30, 2019 and 2018, we retired fully depreciated furniture, fixtures and equipment aggregating $9.8 million and $24.7 million, respectively.

Depreciation expense was $18.7 million and $18.3 million for the three months ended September 30, 2019 and 2018, respectively, and $56.7 million and $56.5 million for the nine months ended September 30, 2019 and 2018, respectively.

Hurricane-Related Disruption

Below is a summary of the items that comprised the gain recognized related to Hurricane Irma (in thousands):

	Three Months Ended September 30,
	2019	2018
Net write-off of fixed assets	$1,012	$3,351
Remediation work performed (a)	—	(1,062)
Property damage insurance receivables	(1,892)	(2,330)
Gain on hurricane-related property damage	$(880)	$(41)

	Nine Months Ended September 30,
	2019	2018
Net write-off of fixed assets	$3,071	$8,811
Remediation work performed	—	5,428
Property damage insurance receivables	(3,951)	(15,345)
Gain on hurricane-related property damage	$(880)	$(1,106)
___________
(a) For the three months ended September 30, 2018, this represents a change in estimated costs for remediation work incurred.

CWI 9/30/2019 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2019, we have received cumulative business interruption insurance proceeds related to Hurricane Irma of $24.6 million. We recorded business interruption income related to Hurricane Irma in the consolidated statements of operations of $2.8 million and $5.8 million during the three months ended September 30, 2019 and 2018, respectively, and $3.6 million and $16.3 million during the nine months ended September 30, 2019 and 2018, respectively.

As the restoration work continues to be performed, the estimated total cost will change. Any changes to property damage estimates will be recorded in the periods in which they are determined and any additional remediation work will be recorded in the periods in which it is performed.

Property Dispositions

2019 Activity

On September 17, 2019, we sold our 100% ownership interest in the Courtyard San Diego Mission Valley to an unaffiliated third party for a contractual sales price of $79.0 million, with net proceeds after the repayment of the related mortgage loan of approximately $33.6 million, including the release of $1.4 million of restricted cash. We recognized a gain on sale of $5.9 million during the third quarter of 2019 in connection with this transaction.

2018 Activity

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

Assets and Liabilities Held for Sale

At September 30, 2019, the Hilton Garden Inn New Orleans French Quarter/CBD was classified as held for sale. The hotel was subsequently sold on October 9, 2019 (Note 13). No properties were classified as held for sale as of December 31, 2018.

Below is a summary of our assets and liabilities held for sale (in thousands):

September 30, 2019
Net investments in hotels	$15,119
Other assets	84
Assets held for sale	$15,203

Non-recourse debt, net attributable to Assets held for sale	$14,630

Other liabilities held for sale	$208

CWI 9/30/2019 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

Construction in Progress

At September 30, 2019 and December 31, 2018, construction in progress, recorded at cost, was $15.8 million and $10.3 million, respectively, and related to planned renovations at certain of our hotels. Upon substantial completion of renovation work, costs are reclassified from construction in progress to buildings, building and site improvements and furniture, fixture and equipment, as applicable, and depreciation will commence.

We capitalize qualifying interest expense and certain other costs, such as property taxes, property insurance, utilities expense and hotel incremental labor costs, related to hotels undergoing major renovations. We capitalized $0.7 million and $1.1 million of such costs during the three months ended September 30, 2019 and 2018, respectively, and $1.2 million and $2.6 million during the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019 and December 31, 2018, accrued capital expenditures were $2.2 million and $5.5 million, respectively, representing non-cash investing activity.

Note 5. Equity Investments in Real Estate

At September 30, 2019, we owned equity interests in four Unconsolidated Hotels, two with unrelated third parties and two with CWI 2. We do not control the ventures that own these hotels, but we exercise significant influence over them. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from acquisition costs paid to our Advisor that we incur and other-than-temporary impairment charges, if any).

Under the conventional approach of accounting for equity method investments, an investor applies its percentage ownership interest to the venture’s net income or loss to determine the investor’s share of the earnings or losses of the venture. This approach is inappropriate if the venture’s capital structure gives different rights and priorities to its investors. We have priority returns on several of our equity method investments. Therefore, we follow the hypothetical liquidation at book value (“HLBV”) method in determining our share of these ventures’ earnings or losses for the reporting period, as this method better reflects our claim on the ventures’ book value at the end of each reporting period. Earnings for our equity method investments are recognized in accordance with each respective investment agreement and, where applicable, based upon the allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period.

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these ventures are affected by the timing and nature of distributions (dollars in thousands):

Unconsolidated Hotels	State	Number of Rooms	% Owned	Hotel Type	Carrying Value at
					September 30, 2019	December 31, 2018
Ritz-Carlton Bacara, Santa Barbara Venture (a) (b)	CA	358	40%	Resort	$53,371	$56,814
Ritz-Carlton Philadelphia Venture (c)	PA	301	60%	Full-service	27,239	29,951
Marriott Sawgrass Golf Resort & Spa Venture (d) (e)	FL	514	50%	Resort	25,826	25,439
Hyatt Centric French Quarter Venture (f)	LA	254	80%	Full-service	454	511
		1,427			$106,890	$112,715
___________

(a)	This investment represents a tenancy-in-common interest; the remaining 60.0% interest is owned by CWI 2.

(b)
We received net cash distributions of $4.7 million and $1.3 million from this investment during the three and nine months ended September 30, 2019, respectively, which included our share of key money received from Marriott during the third quarter of 2019.

(c)	We received cash distributions of $0.8 million and $1.7 million from this investment during the three and nine months ended September 30, 2019, respectively.

(d)
We received cash distributions of $1.8 million from this investment during the nine months ended September 30, 2019. No cash distributions were received during the three months ended September 30, 2019.

(e)
This investment is considered a VIE (Note 2). We do not consolidate this entity because we are not the primary beneficiary and the nature of our involvement in the activities of the entity allows us to exercise significant influence, but does not give us power over decisions that significantly affect the economic performance of the entity.

(f)
We received cash distributions of $1.1 million from this investment during the nine months ended September 30, 2019. No cash distributions were received during the three months ended September 30, 2019.

CWI 9/30/2019 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth our share of equity in (losses) earnings from our Unconsolidated Hotels, which is based on the HLBV model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Venture	2019	2018	2019	2018
Marriott Sawgrass Golf Resort & Spa Venture	$(955)	$(497)	$2,185	$1,614
Ritz-Carlton Bacara, Santa Barbara Venture	199	(196)	(2,124)	(3,034)
Hyatt Centric French Quarter Venture	(19)	387	1,085	1,443
Ritz-Carlton Philadelphia Venture	16	(283)	(1,045)	(1,066)
Westin Atlanta Venture (a)	—	—	—	505
Total equity in (losses) earnings of equity method investments in real estate, net	$(759)	$(589)	$101	$(538)
___________

(a)
On October 19, 2017, the venture sold the Westin Atlanta Perimeter North to an unaffiliated third party. Our share of equity in earnings during the nine months ended September 30, 2018 was the result of additional cash distributions received in that period in connection with the disposition.

No other-than-temporary impairment charges related to our investments in these ventures were recognized during the three or nine months ended September 30, 2019 or 2018.

At September 30, 2019 and December 31, 2018, the unamortized basis differences on our equity investments were $6.3 million and $7.3 million, respectively. Net amortization of the basis differences reduced the carrying values of our equity investments by $0.1 million for both the three months ended September 30, 2019 and 2018 and by $0.3 million for both the nine months ended September 30, 2019 and 2018.

Hurricane-Related Disruption

The Marriott Sawgrass Golf Resort & Spa was impacted by Hurricane Irma when it made landfall in September 2017. The hotel sustained damage and was forced to close for a short period of time. Below is a summary of the items that comprised the loss (gain) recognized by the venture related to Hurricane Irma (in thousands):

	Three Months Ended September 30,
	2019	2018
Net write-off of fixed assets	$—	$147
Remediation work performed	—	6
Decrease in property damage insurance receivables	—	5
Loss on hurricane-related property damage	$—	$158

	Nine Months Ended September 30,
	2019	2018
Net write-off (write-up) of fixed assets	$3,586	$(279)
Remediation work performed	—	118
(Increase) decrease in property damage insurance receivables	(3,596)	909
(Gain) loss on hurricane-related property damage (a)	$(10)	$748
___________

(a)
Includes losses totaling $1.3 million during the nine months ended September 30, 2018 resulting from pre-existing damage (which was discovered as a result of the hurricane and is not covered by insurance).

As the restoration work continues to be performed, the estimated total costs will change. Any changes to property damage estimates will be recorded in the periods in which they are determined and any additional remediation work will be recorded in the periods in which it is performed.

CWI 9/30/2019 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

Note 6. Intangible Assets and Liabilities

Intangible assets and liabilities are summarized as follows (dollars in thousands):

		September 30, 2019			December 31, 2018
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Villa/condo rental programs	45 - 55	$72,400	$(7,648)	$64,752	$72,400	$(6,520)	$65,880
Below-market hotel ground leases and parking garage lease (a)	10 - 93	—	—	—	10,935	(645)	10,290
Other intangible assets	8 - 15	855	(423)	432	855	(354)	501
Total intangible assets, net		$73,255	$(8,071)	$65,184	$84,190	$(7,519)	$76,671

Finite-Lived Intangible Liability
Above-market hotel ground lease (a)	85	$—	$—	$—	$(2,100)	$114	$(1,986)
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

Net amortization of intangibles was $0.4 million for both the three months ended September 30, 2019 and 2018, and $1.1 million and $1.3 million for the nine months ended September 30, 2019 and 2018, respectively. Amortization of the villa/condo rental programs and in-place lease intangibles are included in Depreciation and amortization in the consolidated financial statements.

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

CWI 9/30/2019 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

We did not have any transfers into or out of Level 1, Level 2 and Level 3 category of measurements during the nine months ended September 30, 2019 or 2018. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported in Other income in the consolidated financial statements.

Our non-recourse debt, net, which we have classified as Level 3, had a carrying value of $1.3 billion at both September 30, 2019 and December 31, 2018 and an estimated fair value of $1.3 billion at both September 30, 2019 and December 31, 2018. We determined the estimated fair value using a discounted cash flow model with rates that take into account the interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral and the then-current interest rate.

We estimated that our other financial assets and liabilities had fair values that approximated their carrying values at both September 30, 2019 and December 31, 2018.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. Where the undiscounted cash flows for an asset are less than the asset’s carrying value when considering and evaluating the various alternative courses of action that may occur, we recognize an impairment charge to reduce the carrying value of the asset to its estimated fair value. Further, when we classify an asset as held for sale, we carry the asset at the lower of its current carrying value or its fair value, less estimated cost to sell. We did not recognize any impairment charges during the three or nine months ended September 30, 2019 or 2018.

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

The following table sets forth certain information regarding our derivative instruments on our Consolidated Hotels (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at
	Balance Sheet Location	September 30, 2019	December 31, 2018
Interest rate caps	Other assets	$4	$84

CWI 9/30/2019 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis in our consolidated financial statements. At both September 30, 2019 and December 31, 2018, no cash collateral had been posted nor received for any of our derivative positions.

We recognized unrealized losses of less than $0.1 million and unrealized income of less than $0.1 million in Other comprehensive income on derivatives in connection with our interest rate swaps and caps during the three months ended September 30, 2019 and 2018, respectively, and unrealized losses of $0.2 million and unrealized income of $0.1 million during the nine months ended September 30, 2019 and 2018, respectively.

We reclassified $0.2 million and less than $0.1 million from Other comprehensive income on derivatives into Interest expense during the three months ended September 30, 2019 and 2018, respectively, and $0.2 million and $0.4 million during the nine months ended September 30, 2019 and 2018, respectively.

Amounts reported in Other comprehensive income related to interest rate caps will be reclassified to Interest expense as interest expense is incurred on our variable-rate debt. At September 30, 2019, we estimated that an additional $0.2 million will be reclassified as Interest expense during the next 12 months related to our interest rate caps.

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

The interest rate caps that we had outstanding on our Consolidated Hotels at September 30, 2019 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Number of Instruments		Fair Value at
Interest Rate Derivatives		Notional Amount	September 30, 2019
Interest rate caps	8	$356,070	$4

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of September 30, 2019. At September 30, 2019, both our total credit exposure and the maximum exposure to any single counterparty were less than $0.1 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At September 30, 2019, we had not been declared in default on any of our derivative obligations. At both September 30, 2019 and December 31, 2018, we had no derivatives that were in a net liability position.

CWI 9/30/2019 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

Note 9. Debt

Non-Recourse Debt

Our non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of hotel properties. The following table presents the non-recourse debt, net on our Consolidated Hotel investments (dollars in thousands):

			Carrying Amount at
	Interest Rate Range	Current Maturity Date Range (a)	September 30, 2019	December 31, 2018
Fixed rate	3.6% – 5.9%	7/2020 – 4/2024	$939,233	$1,026,451
Variable rate (b)	4.4% – 7.9%	3/2020 – 7/2022	335,614	299,563
			$1,274,847	$1,326,014
___________

(a)	Many of our mortgage loans have extension options, which are subject to certain conditions. The maturity dates in the table do not reflect the extension options.

(b)	The interest rate range presented for these mortgage loans reflect the rates in effect at September 30, 2019 through the use of an interest rate cap, when applicable.

Financing Activity During 2019

Hilton Garden Inn New Orleans French Quarter/CBD

During the third quarter of 2019, we refinanced the $10.0 million Hilton Garden Inn New Orleans French Quarter/CBD mortgage loan with a new mortgage loan of up to $18.0 million, of which $15.0 million was funded at closing. The loan has a floating annual interest rate of LIBOR plus 2.8% (subject to an interest rate cap) and a maturity date of July 1, 2022, with two one-year extension options. No gain or loss was recognized on the extinguishment of debt. This hotel was subsequently sold on October 9, 2019 (Note 13).

Sheraton Austin Hotel at the Capitol

During the second quarter of 2019, we refinanced the $67.0 million Sheraton Austin Hotel at the Capitol mortgage loan with a new mortgage loan that has a maximum principal amount of $92.4 million, of which we drew $68.4 million at closing, with the remaining balance available to fund planned renovations at the hotel. The loan has a floating annual interest rate of LIBOR plus 3.5% (subject to an interest rate cap) and a maturity date of July 9, 2022 with two one-year extension options. We recognized a loss on extinguishment of debt of $0.1 million on this refinancing during the second quarter of 2019.

CWI 9/30/2019 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

Lake Arrowhead Resort and Spa

The $14.5 million outstanding mortgage loan on Lake Arrowhead Resort and Spa that matured on May 29, 2019 was modified during the second quarter of 2019 to extend the maturity date to April 30, 2020. As part of this modification, we began making monthly amortization payments of $40,000 that will continue through the maturity date.

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

Covenants

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage and debt yield ratios. Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and could be triggered by the lender under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a lender requires that we enter into a cash management agreement, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. Except as discussed below, at September 30, 2019, we were in compliance with the applicable covenants for each of our mortgage loans.

At March 31, 2018, the minimum debt service coverage ratio for the Courtyard Pittsburgh Shadyside was not met; this ratio was still not met as of September 30, 2019 and we have entered into a cash management agreement with the lender.

At September 30, 2018, the minimum debt service coverage ratio for the Westin Minneapolis was not met and we entered into a cash management agreement that permits the lender to sweep the excess cash flow from the hotel. As of September 30, 2019, this ratio was still not met and the cash management agreement remained in effect.

At September 30, 2018, the minimum debt service coverage ratio for the Equinox, a Luxury Collection Golf Resort & Spa was not met; this ratio was still not met as of September 30, 2019 and we have entered into a cash management agreement with the lender.

At December 31, 2018, the minimum debt yield ratio for the Sanderling Resort was not met; therefore, in May 2019, the loan began to amortize in an amount equal to the original loan amount over a 25-year period and will continue to amortize until such time as the minimum debt yield ratio is met. As of September 30, 2019, this ratio was still not met.

At September 30, 2019, the minimum debt service coverage ratio for the Holiday Inn Manhattan 6th Avenue Chelsea was not met and we entered into a cash management agreement that permits the lender to sweep the excess cash flow from the hotel.

CWI 9/30/2019 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

WPC Credit Facility

At September 30, 2019, we had an outstanding balance under the Bridge Loan of $35.0 million. At September 30, 2019, no amount was outstanding under the Working Capital Facility; therefore $25.0 million was available to be drawn. These loans are described in Note 3.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2019 and each of the next five calendar years following December 31, 2019 are as follows (in thousands):

Years Ending December 31,	Total
2019 (remainder) (a)	$40,033
2020	238,389
2021	533,523
2022	327,435
2023	126,618
2024	50,252
Total principal payments	1,316,250
Unamortized deferred financing costs	(6,403)
Total	$1,309,847
___________

(a)	Includes $35.0 million of scheduled payments on the Bridge Loan to WPC (Note 3).

Note 10. Commitments and Contingencies

At September 30, 2019, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us, including liens for which we may obtain a bond, provide collateral or provide an indemnity, but we do not expect the results of such proceedings to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Hotel Management Agreements

As of September 30, 2019, our Consolidated Hotel properties were operated pursuant to long-term management agreements with 12 different management companies, with initial terms ranging from five to 30 years. For hotels operated with separate franchise agreements, each management company receives a base management fee, generally ranging from 1.5% to 3.5% of hotel revenues. Four of our management agreements contain the right and license to operate the hotels under specified brands; no separate franchise agreements exist and no separate franchise fee is required for these hotels. The management agreements that include the benefit of a franchise agreement incur a base management fee ranging from 3.0% to 3.5% of hotel revenues. The management companies are generally also eligible to receive an incentive management fee, which is typically calculated as a percentage of operating profit, either (i) in excess of projections with a cap or (ii) after the owner has received a priority return on its investment in the hotel. We incurred management fee expense, including amortization of deferred management fees, of $3.5 million and $4.5 million for the three months ended September 30, 2019 and 2018, respectively, and $13.0 million and $14.0 million for the nine months ended September 30, 2019 and 2018, respectively.

Franchise Agreements

Fifteen of our Consolidated Hotels operate under franchise or license agreements with national brands that are separate from our management agreements. As of September 30, 2019, we had 10 franchise agreements with Marriott-owned brands, three with Hilton-owned brands, one with an InterContinental Hotels-owned brand and one with a Hyatt-owned brand related to our Consolidated Hotels. Our typical franchise agreements have initial terms ranging from 15 to 25 years. Three of our hotels are not operated with a hotel brand so the hotels do not have franchise agreements. Generally, our franchise agreements provide for a license fee, or royalty, of 3.0% to 6.0% of room revenues and, if applicable, 2.0% to 3.0% of food and beverage revenue. In addition, we generally pay 1.0% to 4.5% of room revenues as marketing and reservation system contributions for the system-wide benefit of brand hotels. Franchise fees are included in sales and marketing expense in our consolidated financial

CWI 9/30/2019 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

statements. We incurred franchise fee expense, including amortization of deferred franchise fees, of $4.4 million and $3.9 million for the three months ended September 30, 2019 and 2018, respectively, and $12.7 million and $12.3 million for the nine months ended September 30, 2019 and 2018, respectively.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures sufficient to cover the cost of routine improvements and alterations at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3.0% and 5.0% of the respective hotel’s total gross revenue. At both September 30, 2019 and December 31, 2018, $37.9 million was held in furniture, fixtures and equipment reserve accounts for future capital expenditures, and is included in Restricted cash in the consolidated financial statements.

Renovation Commitments

Certain of our hotel franchise and loan agreements require us to make planned renovations to our hotels. Additionally, from time to time, certain of our hotels may undergo renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, public space, meeting space, and/or restaurants, in order to better compete with other hotels and alternative lodging options in our markets. At September 30, 2019, we had various contracts outstanding with third parties in connection with the renovation of certain of our hotels. The remaining commitments under these contracts at September 30, 2019 totaled $22.1 million. Funding for a renovation will first come from our furniture, fixtures and equipment reserve accounts, to the extent permitted by the terms of the management agreement. Should these reserves be unavailable or insufficient to cover the cost of the renovation, we will fund all or the remaining portion of the renovation with existing cash resources, proceeds available under our Working Capital Facility and/or other sources of available capital, including cash flow from operations.

Leases

Lease Obligations

We recognize an operating ROU asset and a corresponding lease liability for ground lease arrangements, hotel parking leases and various hotel equipment leases for which we are the lessee. Our leases have remaining lease terms ranging from less than one year to 88 years (excluding extension options not reasonably certain of being exercised).

Lease Cost

Certain information related to the total lease cost for operating leases for the three and nine months ended September 30, 2019 is as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Fixed lease cost	$3,317	$10,281
Variable lease cost (a)	239	614
Total lease cost	$3,556	$10,895
___________

(a)	Our variable lease payments consist of payments based on a percentage of revenue.

CWI 9/30/2019 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

Other Information

Supplemental balance sheet information related to ROU assets and lease liabilities is as follows (dollars in thousands):

September 30, 2019
Operating lease ROU assets	$47,461
Operating lease liabilities	71,540

Weighted-average remaining lease term	69.2 years
Weighted-average discount rate	9.1%

Cash paid for operating lease liabilities included in Net cash provided by operating activities totaled $4.1 million for the nine months ended September 30, 2019.

Undiscounted Cash Flows

A reconciliation of the undiscounted cash flows for operating leases recorded on the consolidated balance sheet as of September 30, 2019 is as follows (in thousands):

Years Ending December 31,	Total
2019 (remainder)	$1,384
2020	5,517
2021	5,425
2022	5,428
2023	5,326
Thereafter through 2107	903,189
Total lease payments	926,269
Less: amount of lease payments representing interest	(854,729)
Present value of future lease payments/lease obligations	$71,540

Scheduled future minimum ground lease payments for the years subsequent to the year ended December 31, 2018 were: $4.1 million for 2019, $4.2 million for 2020, $4.3 million for 2021, $4.4 million for 2022, $4.5 million for 2023 and $811.3 million for the years thereafter.

CWI 9/30/2019 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

Note 11. Equity

Reclassifications Out of Accumulated Other Comprehensive Loss

The following table presents a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended September 30,
Gains and Losses on Derivative Instruments	2019	2018
Beginning balance	$(420)	$(26)
Other comprehensive (loss) income before reclassifications	(22)	40
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	176	46
Equity in (losses) earnings of equity method investments in real estate, net	6	—
Total	182	46
Net current period other comprehensive income	160	86
Net current period other comprehensive income attributable to noncontrolling interests	(6)	(1)
Ending balance	$(266)	$59

	Nine Months Ended September 30,
Gains and Losses on Derivative Instruments	2019	2018
Beginning balance	$(286)	$(455)
Other comprehensive (loss) income before reclassifications	(199)	85
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	217	426
Equity in (losses) earnings of equity method investments in real estate, net	10	—
Total	227	426
Net current period other comprehensive income	28	511
Net current period other comprehensive (income) loss attributable to noncontrolling interests	(8)	3
Ending balance	$(266)	$59

Distributions Declared

During the third quarter of 2019, our board of directors declared a quarterly distribution of $0.1425 per share, which was paid on October 15, 2019 to stockholders of record on September 30, 2019, in the aggregate amount of $20.2 million.

Note 12. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100.0% of our taxable income annually and intend to do so for the tax year ending December 31, 2019. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three and nine months ended September 30, 2019 and 2018. We conduct business in various states and municipalities within the United States, and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As a result, we are subject to certain state and local taxes and a provision for such taxes is included in the consolidated financial statements.

CWI 9/30/2019 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

Certain of our subsidiaries have elected taxable REIT subsidiary (“TRS”) status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. The accompanying consolidated financial statements include an interim tax provision for our TRSs for the three and nine months ended September 30, 2019 and 2018. Current income tax expense was $1.0 million and current income tax benefit was $0.4 million for the three months ended September 30, 2019 and 2018, respectively, and current income tax expense was $1.9 million and $1.8 million for the nine months ended September 30, 2019 and 2018, respectively.

Our TRSs are subject to U.S. federal and state income taxes. As such, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe that it is more likely than not that we will not realize the tax benefit of deferred tax assets based on available evidence at the time the determination is made. A change in circumstances may cause us to change our judgment about whether a deferred tax asset will more likely than not be realized. We generally report any change in the valuation allowance through our income statement in the period in which such changes in circumstances occur. The majority of our deferred tax assets relate to net operating losses, interest expense limitation and accrued expenses. The majority of our deferred tax liabilities relate to differences between the tax basis and financial reporting basis of our villa/condo rental management agreements. Provision for income taxes included deferred income tax expense of $0.1 million and $1.4 million for the three months ended September 30, 2019 and 2018, respectively, and deferred income tax expense of $0.3 million and $1.7 million for the nine months ended September 30, 2019 and 2018, respectively.

Note 13. Subsequent Events

Proposed Merger

On October 22, 2019, we entered into a merger agreement with CWI 2, along with one of its wholly-owned subsidiaries (the “Merger Agreement”), pursuant to which we will merge with one of CWI 2’s subsidiaries and will survive as a wholly-owned subsidiary of CWI 2. In accordance with the Merger Agreement, we and CWI 2 also entered into agreements to internalize the management of the combined company following the merger. If the proposed merger is consummated, each share of our issued and outstanding common stock will be exchanged for 0.9106 shares of CWI 2’s Class A common stock, $0.001 par value per share. It is expected that our stockholders will own approximately 58% of the outstanding common stock of the combined company, and CWI 2’s stockholders will own approximately 42%, immediately after the closing of the merger. Further details concerning the proposed merger are described in a Form 8-K that we filed with the SEC on October 22, 2019.

Disposition

On October 9, 2019, the Hilton Garden Inn New Orleans French Quarter/CBD venture sold the hotel to an unaffiliated third party for a contractual sales price of $26.0 million, resulting in a gain on sale of real estate. We owned an 88% controlling ownership interest in the venture (Note 4).

WPC Credit Facility

On October 28, 2019, we repaid $5.0 million towards the Bridge Loan (Note 3).

CWI 9/30/2019 10-Q – 26

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

Business Overview

As described in more detail in Item 1 of the 2018 Annual Report, we are a publicly-owned, non-traded REIT that invests in, and through our Advisor, manages and seeks to enhance the value of, interests in lodging and lodging-related properties. We have invested the proceeds from our initial public offering and follow-on offering in a diversified lodging portfolio, including full-service, select-service and resort hotels. Our results of operations are significantly impacted by seasonality and by hotel renovations. We have invested in hotels and then initiated significant renovations at certain hotels. Generally, during the renovation period, a portion of total rooms are unavailable and hotel operations are often disrupted, negatively impacting our results of operations. At September 30, 2019, we held ownership interests in 26 hotels, with a total of 7,396 rooms.

Significant Developments

Proposed Merger

On October 22, 2019, we entered into a merger agreement with CWI 2, along with one of its wholly-owned subsidiaries, pursuant to which we will merge with and into one of CWI 2’s subsidiaries and will survive as a wholly-owned subsidiary of CWI 2. In accordance with the Merger Agreement, we and CWI 2 also entered into agreements to internalize the management of the combined companies following the merger. If the proposed merger is consummated, each share of our issued and outstanding common stock will be canceled and, in exchange for cancellation of such share, the rights attaching to such share will be converted automatically into the right to receive 0.9106 shares of validly issued, fully paid and nonassessable shares of CWI 2’s Class A common stock, $0.001 par value per share. Further details concerning the proposed merger are described in a Form 8-K that we filed with the SEC on October 22, 2019.

Disposition Activity

On October 9, 2019, the Hilton Garden Inn New Orleans French Quarter/CBD venture sold the hotel to an unaffiliated third party for a contractual sales price of $26.0 million. We owned an 88% controlling ownership interest in the venture.

On September 17, 2019, we sold our 100% ownership interest in the Courtyard San Diego Mission Valley to an unaffiliated third party for a contractual sales price of $79.0 million, with net proceeds after the repayment of the related mortgage loan of approximately $33.6 million, including the release of $1.4 million of restricted cash. We recognized a gain on sale of $5.9 million during the third quarter of 2019 in connection with this transaction.

WPC Credit Facility

We entered into an agreement effective September 26, 2019 that extended the maturity date of our Bridge Loan, on its existing terms, to December 31, 2019, with the option to extend the maturity to March 31, 2020, at our election. As part of this agreement, the Working Capital Facility, which is currently scheduled to mature on December 31, 2019, now has an option to extend the maturity date to March 31, 2020 at our election. Upon exercise of the three-month extension, the interest rate for both loans would increase to LIBOR plus 3.0% from the current interest rate of LIBOR plus 1.0%. At September 30, 2019, the outstanding balance under the Bridge Loan was $35.0 million. No balance was outstanding under the Working Capital Facility at September 30, 2019. On October 28, 2019, we repaid $5.0 million towards the Bridge Loan.

CWI 9/30/2019 10-Q – 27

Financial and Operating Highlights

(Dollars in thousands, except average daily rate (“ADR”) and revenue per available room (“RevPAR”))

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Hotel revenues (a)	$151,118	$148,235	$469,362	$457,925
Net (loss) income attributable to CWI stockholders	(2,454)	(7,210)	(16,519)	14,697

Cash distributions paid	20,099	19,742	60,089	59,219

Net cash provided by operating activities			76,040	58,556
Net cash provided by investing activities			62,276	123,223
Net cash used in financing activities			(119,172)	(180,701)

Supplemental Financial Measures: (b)
FFO attributable to CWI stockholders	17,322	16,733	43,026	46,381
MFFO attributable to CWI stockholders	20,183	18,915	50,827	50,818

Consolidated Hotel Operating Statistics
Occupancy	75.9%	76.8%	75.3%	77.4%
ADR	$220.48	$219.84	$232.12	$224.52
RevPAR	167.26	168.78	174.89	173.88
___________

(a)
Hotel revenues include business interruption income of $2.8 million and $6.1 million recognized during the three months ended September 30, 2019 and 2018, respectively, and $3.6 million and $18.3 million recognized during the nine months ended September 30, 2019 and 2018, respectively, with amounts recognized during the periods relating primarily to Hurricane Irma.

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

The comparison of our results period over period is influenced by both the number and size of the hotels consolidated in each of the respective periods. At September 30, 2019, we owned 22 Consolidated Hotels, compared to 24 Consolidated Hotels at September 30, 2018. At December 31, 2018, we owned 23 Consolidated Hotels, compared to 27 Consolidated Hotels at December 31, 2017.

CWI 9/30/2019 10-Q – 28

Portfolio Overview

The following table sets forth certain information for each of our Consolidated Hotels and our Unconsolidated Hotels at September 30, 2019:

Hotels	State	Number of Rooms	% Owned	Acquisition Date	Hotel Type
Consolidated Hotels
2012 Acquisitions
Hilton Garden Inn New Orleans French Quarter/CBD (a)	LA	155	88%	6/8/2012	Select-service
Lake Arrowhead Resort and Spa	CA	173	97%	7/9/2012	Resort
2013 Acquisitions
Courtyard Pittsburgh Shadyside	PA	132	100%	3/12/2013	Select-service
Hutton Hotel Nashville	TN	250	100%	5/29/2013	Full-service
Holiday Inn Manhattan 6th Avenue Chelsea	NY	226	100%	6/6/2013	Full-service
Fairmont Sonoma Mission Inn & Spa	CA	226	100%	7/10/2013	Resort
Marriott Raleigh City Center	NC	401	100%	8/13/2013	Full-service
Hawks Cay Resort (b)	FL	425	100%	10/23/2013	Resort
Renaissance Chicago Downtown	IL	560	100%	12/20/2013	Full-service
2014 Acquisitions
Hyatt Place Austin Downtown	TX	296	100%	4/1/2014	Select-service
Courtyard Times Square West	NY	224	100%	5/27/2014	Select-service
Sheraton Austin Hotel at the Capitol	TX	367	80%	5/28/2014	Full-service
Hampton Inn & Suites/Homewood Suites Denver Downtown Convention Center	CO	302	100%	6/25/2014	Select-service
Sanderling Resort	NC	128	100%	10/28/2014	Resort
Marriott Kansas City Country Club Plaza	MO	295	100%	11/18/2014	Full-service
2015 Acquisitions
Westin Minneapolis	MN	214	100%	2/12/2015	Full-service
Westin Pasadena	CA	350	100%	3/19/2015	Full-service
Hilton Garden Inn/Homewood Suites Atlanta Midtown	GA	228	100%	4/29/2015	Select-service
Ritz-Carlton Key Biscayne (c)	FL	444	47%	5/29/2015	Resort
Ritz-Carlton Fort Lauderdale (d)	FL	198	70%	6/30/2015	Resort
Le Méridien Dallas, The Stoneleigh	TX	176	100%	11/20/2015	Full-service
2016 Acquisition
Equinox, a Luxury Collection Golf Resort & Spa	VT	199	100%	2/17/2016	Resort
		5,969
Unconsolidated Hotels
Hyatt Centric New Orleans French Quarter	LA	254	80%	9/6/2011	Full-service
Marriott Sawgrass Golf Resort & Spa (e)	FL	514	50%	4/1/2015	Resort
Ritz-Carlton Philadelphia	PA	301	60%	5/15/2015	Full-service
Ritz-Carlton Bacara, Santa Barbara (f)	CA	358	40%	9/28/2017	Resort
		1,427
___________

(a)	On October 9, 2019, the venture, in which we had an 88% controlling ownership interest, sold the hotel (Note 13).

(b)	Includes 248 privately owned villas that participate in the villa/condo rental program at September 30, 2019, of which only 240 were available for rent as a result of damage caused by Hurricane Irma.

(c)
CWI 2 owns an interest of approximately 19.3% in this venture. Also, the number of rooms presented includes 142 condo-hotel units that participate in the villa/condo rental program at September 30, 2019.

(d)	Includes 32 condo-hotel units that participate in the villa/condo rental program at September 30, 2019.

(e)	The remaining 50.0% interest in this venture is owned by CWI 2.

(f)	This investment represents a tenancy-in-common interest; the remaining 60.0% interest is owned by CWI 2.

CWI 9/30/2019 10-Q – 29

Results of Operations

We evaluate our results of operations with a primary focus on our ability to generate cash flow necessary to meet our objectives of funding distributions to stockholders and increasing the value of our real estate investments. As a result, our assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income or loss for comparable periods but have no impact on cash flows, and to other non-cash charges, such as depreciation and impairment charges.

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

CWI 9/30/2019 10-Q – 30

The following table presents our comparative results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Hotel Revenues	$151,118	$148,235	$2,883	$469,362	$457,925	$11,437

Hotel Operating Expenses	133,558	130,217	3,341	412,633	396,452	16,181

Asset management fees to affiliate and other expenses	3,464	3,770	(306)	11,073	11,524	(451)
Corporate general and administrative expenses	3,052	2,839	213	9,211	8,555	656
Gain on hurricane-related property damage	(880)	(41)	(839)	(880)	(1,106)	226
Transaction costs	728	—	728	1,483	—	1,483
Total Expenses	139,922	136,785	3,137	433,520	415,425	18,095
Operating income before net gain (loss) on sale of real estate	11,196	11,450	(254)	35,842	42,500	(6,658)
Net gain (loss) on sale of real estate	5,881	(669)	6,550	5,881	31,260	(25,379)
Operating Income	17,077	10,781	6,296	41,723	73,760	(32,037)
Interest expense	(17,219)	(16,557)	(662)	(50,205)	(49,826)	(379)
Equity in (losses) earnings of equity method investments in real estate, net	(759)	(589)	(170)	101	(538)	639
Net loss on extinguishment of debt	—	(322)	322	(136)	(511)	375
Other income	355	140	215	605	508	97
(Loss) Income Before Income Taxes	(546)	(6,547)	6,001	(7,912)	23,393	(31,305)
Provision for income taxes	(1,030)	(986)	(44)	(2,133)	(3,516)	1,383
Net (Loss) Income	(1,576)	(7,533)	5,957	(10,045)	19,877	(29,922)
(Income) loss attributable to noncontrolling interests	(878)	323	(1,201)	(6,474)	(5,180)	(1,294)
Net (Loss) Income Attributable to CWI Stockholders	$(2,454)	$(7,210)	$4,756	$(16,519)	$14,697	$(31,216)
Supplemental Financial Measure:(a)
MFFO Attributable to CWI Stockholders	$20,183	$18,915	$1,268	$50,827	$50,818	$9
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

Our Same Store Hotels are comprised of our 2012 Acquisitions, 2013 Acquisitions, 2014 Acquisitions, 2015 Acquisitions and 2016 Acquisition, excluding the results of any of those hotels sold or classified as held for sale at or prior to September 30, 2019, as well as the results for the Hawks Cay Resort, which was closed due to damage from Hurricane Irma from mid-September 2017 through August 2018 (Note 4).

CWI 9/30/2019 10-Q – 31

The following table sets forth the average occupancy rate, ADR and RevPAR of our Consolidated Hotels for the three and nine months ended September 30, 2019 and 2018 for our Same Store Hotels.

	Three Months Ended September 30,		Nine Months Ended September 30,
Same Store Hotels	2019	2018	2019	2018
Occupancy Rate	77.2%	77.3%	76.0%	76.9%
ADR	$221.45	$227.10	$231.45	$233.32
RevPAR	170.99	175.63	175.93	179.45

Hotel Revenues

For the three months ended September 30, 2019 as compared to the same period in 2018, hotel revenues increased by $2.9 million, comprised of: an increase in revenue from the Hawks Cay Resort of $5.0 million (representing the net impact to revenue after the recognition of business interruption income), partially offset by a decrease in revenue as a result of properties sold subsequent to the second quarter of 2018 or currently classified as held for sale of $1.6 million and a decrease in revenue from our Same Store Hotels totaling $0.5 million. The net decrease in revenue from our Same Store Hotels is primarily due to the impact of renovation-related disruption at certain of our hotels as well as the impact of Hurricane Dorian on our hotels in southern Florida.

For the nine months ended September 30, 2019 as compared to the same period in 2018, hotel revenues increased by $11.4 million, comprised of: an increase in revenue from the Hawks Cay Resort of $23.7 million (representing the net impact to revenue after the recognition of business interruption income), partially offset by a decrease in revenue as a result of properties sold subsequent to December 31, 2017 or currently classified as held for sale of $7.1 million and a decrease in revenue from our Same Store Hotels of $5.1 million. The net decrease in revenue from our Same Store Hotels is primarily due to the impact of renovation-related disruption at certain of our hotels as well as the impact Hurricane Dorian had on our hotels in southern Florida.

Hotel Operating Expenses

Room expense, food and beverage expense and other operating department costs fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs.

For the three months ended September 30, 2019 as compared to the same period in 2018, aggregate hotel operating expenses increased by $3.3 million, comprised of: an increase in expenses from the Hawks Cay Resort of $5.2 million, partially offset by a decrease in expenses as a result of properties sold subsequent to the second quarter of 2018 or currently classified as held for sale of $1.2 million and a net decrease in expenses from our Same Store Hotels totaling $0.6 million. The net decrease in expenses from our Same Store Hotels is in line with the changes in revenue discussed above.

For the nine months ended September 30, 2019 as compared to the same period in 2018, aggregate hotel operating expenses increased by $16.2 million, comprised of: an increase in expenses from the Hawks Cay Resort of $22.9 million, partially offset by a decrease in expenses as a result of properties sold subsequent to December 31, 2017 or currently classified as held for sale totaling $5.4 million and a net decrease in expenses from our Same Store Hotels totaling $1.3 million. The net decrease in expenses from our Same Store Hotels is in line with the changes in revenue discussed above.

Gain on Hurricane-Related Property Damage

During the three months ended September 30, 2019 and 2018, we recognized a gain on hurricane-related property damage of $0.9 million and less than $0.1 million, respectively, resulting from changes in our estimates of the total aggregate damage incurred.

During the nine months ended September 30, 2019 and 2018, we recognized a gain on hurricane-related property damage of $0.9 million and $1.1 million, respectively, resulting from changes in our estimates of the total aggregate damage incurred.

CWI 9/30/2019 10-Q – 32

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

We experienced a reduction in revenues as a result of Hurricane Irma. Our business interruption insurance covers lost revenue through the period of property restoration and for up to 12 months after the hotels are back to full operations. We have retained consultants to assess our business interruption claims and are currently reviewing our losses with our insurance carriers. We recorded $2.8 million and $5.8 million of revenue for covered business interruption related to Hurricane Irma during the three months ended September 30, 2019 and 2018, respectively, and $3.6 million and $16.3 million during the nine months ended September 30, 2019 and 2018, respectively. We record revenue for covered business interruption when both the recovery is probable and contingencies have been resolved with the insurance carriers.

Transaction Costs

During the three and nine months ended September 30, 2019, transactions costs were $0.7 million and $1.5 million, respectively, and represented legal, accounting, financial advisory and other transaction costs related to the proposed merger with CWI 2 and related transactions.

Net Gain (Loss) on Sale of Real Estate

During the three and nine months ended September 30, 2019, we recognized a gain on sale of real estate of $5.9 million, related to our 100% ownership interest in the Courtyard San Diego Mission Valley to an unaffiliated third party for a contractual sales price of $79.0 million in September 2019 (Note 4).

During the three months ended September 30, 2018, we recognized a loss of $0.7 million related to the sale of our 100% ownership in the Staybridge Savannah Historic District to an unaffiliated third party for a contractual sales price of $22.0 million in September 2018. During the nine months ended September 30, 2018, we also recognized (i) a gain of $12.3 million related to the sale of our 100.0% ownership interest in the Marriott Boca Raton at Boca Center to an unaffiliated third-party for a contractual sales price of $76.0 million in January 2018 and (ii) an aggregate gain of $19.6 million, related to the sale of our 100.0% ownership interests in the Hampton Inn Memphis Beale Street and Hampton Inn Atlanta Downtown to an unaffiliated third-party for a contractual sales price of $63.0 million in February 2018 (Note 4).

Equity in (Losses) Earnings of Equity Method Investments in Real Estate, Net

Equity in (losses) earnings of equity method investments in real estate, net represents earnings from our equity investments in Unconsolidated Hotels recognized in accordance with each investment agreement and based upon the allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period (Note 5). We are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds the estimated fair value and is determined to be other than temporary. No other-than-temporary impairment charges were recognized on our equity method investments in real estate during the nine months ended September 30, 2019 or 2018.

CWI 9/30/2019 10-Q – 33

The following table sets forth our share of equity in (losses) earnings from our Unconsolidated Hotels, which are based on the HLBV model, as well as certain amortization adjustments related to basis differentials from acquisitions of investments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Venture	2019	2018	2019	2018
Marriott Sawgrass Golf Resort & Spa Venture (a)	$(955)	$(497)	$2,185	$1,614
Ritz-Carlton Bacara, Santa Barbara Venture (b)	199	(196)	(2,124)	(3,034)
Hyatt Centric French Quarter Venture (c)	(19)	387	1,085	1,443
Ritz-Carlton Philadelphia Venture	16	(283)	(1,045)	(1,066)
Westin Atlanta Venture (d)	—	—	—	505
Total equity in (losses) earnings of equity method investments in real estate, net	$(759)	$(589)	$101	$(538)
___________

(a)
The increase in our share of equity in losses for the three months ended September 30, 2019 as compared to 2018 is primarily the result of a decline in the performance of the hotel, in part due to the impact of Hurricane Dorian. For the nine months ended September 30, 2019 as compared to 2018, the impact from the decline in the performance of the hotel during the third quarter of 2019 was more than offset by our share of the release of the joint venture’s $2.3 million valuation allowance for deferred tax assets.

(b)
The change in our share of equity in (losses) earnings from the venture for both the three and nine months ended September 30, 2019 as compared to the same periods in 2018 reflect an improvement in the operating results of the venture.

(c)
The change in our share of equity in earnings for both the three and nine months ended September 30, 2019 as compared to the same periods in 2018 was primarily a result of a decrease in distributions to us by the venture, largely as a result of a decline in the performance of the hotel.

(d)
On October 19, 2017, the venture sold the Westin Atlanta Perimeter North to an unaffiliated third party. Our share of equity in earnings during the nine months ended September 30, 2018 is the result of additional cash distributions received in that period in connection with the disposition.

Net Loss on Extinguishment of Debt

During the nine months ended September 30, 2019, we recognized a loss on extinguishment of debt of $0.1 million related to the refinancing of the Sheraton Austin Hotel at the Capitol mortgage loan (Note 9).

During the three and nine months ended September 30, 2018, we recognized a net loss on extinguishment of debt of $0.3 million and $0.5 million, respectively. During the third quarter of 2018, we defeased the Staybridge Suites Savannah Historic District mortgage loan in connection with the disposition of the hotel (Note 4), and during the second quarter of 2018, we refinanced the Ritz-Carlton Fort Lauderdale senior mortgage and mezzanine loans.

(Income) Loss Attributable to Noncontrolling Interests

The following table sets forth our (income) loss attributable to noncontrolling interests (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Venture	2019	2018	2019	2018
Ritz-Carlton Key Biscayne Venture (a)	$1,269	$2,474	$(1,038)	$(1,161)
Ritz-Carlton Fort Lauderdale Venture (b)	924	420	552	37
Hilton Garden Inn New Orleans French Quarter/CBD Venture (c)	(620)	(30)	(710)	(90)
Sheraton Austin Hotel at the Capitol Venture	85	(63)	(373)	(516)
Operating Partnership — Available Cash Distribution (Note 3)	(2,536)	(2,478)	(4,905)	(3,450)
	$(878)	$323	$(6,474)	$(5,180)
___________

CWI 9/30/2019 10-Q – 34

(a)
The decrease in loss attributable to noncontrolling interests for the three months ended September 30, 2019 as compared to the same period in 2018 is primarily the result of a decline in our external joint venture partner’s capital under the HLBV method of accounting during the three months ended September 30, 2018, which as of September 30, 2018, was zero.

(b)
The increase in loss attributable to noncontrolling interests for both the three and nine months ended September 30, 2019 as compared to the same periods in 2018 is primarily the result of renovation-related disruption experienced at the hotel during the current year periods, as well as the impact of Hurricane Dorian.

(c)
The increase in income attributable to noncontrolling interests for both the three and nine months ended September 30, 2019 as compared to the same periods in 2018 is primarily the result of the distribution of $0.6 million of refinancing proceeds to our joint venture partner during the three months ended September 30, 2019.

Modified Funds from Operations

MFFO is a non-GAAP measure that we use to evaluate our business. For a definition of MFFO and a reconciliation to net income or loss attributable to CWI stockholders, see Supplemental Financial Measures below.

For the three months ended September 30, 2019 as compared to the same period in 2018, MFFO increased by $1.3 million. MFFO for the three months ended September 30, 2019 included an adjustment of $0.8 million for costs incurred during the six months ended June 30, 2019 that related to the proposed merger that were not previously presented as an adjustment to MFFO during that period.

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

Operating Activities — For the nine months ended September 30, 2019 as compared to the same period in 2018, net cash provided by operating activities increased by $17.5 million, reflecting the funding of remediation work to repair properties damaged by the hurricane totaling $10.7 million during the nine months ended September 30, 2018, as well as net changes in other operating assets and liabilities. Additionally, a significant amount of the proceeds related to business interruption income recognized during the nine months ended September 30, 2018 were advanced to us during 2017.

Investing Activities — Net cash provided by investing activities for the nine months ended September 30, 2019 was $62.3 million, primarily as a result of proceeds of $77.4 million received from the sale of the Courtyard San Diego Mission Valley (Note 4) and $11.7 million of insurance proceeds received related to Hurricane Irma, partially offset by funding $30.0 million of capital expenditures for our Consolidated Hotels.

Financing Activities — Net cash used in financing activities for the nine months ended September 30, 2019 was $119.2 million, primarily as a result of payments of mortgage financing totaling $136.6 million (primarily from the refinancing of the Sheraton Austin at the Capitol loan totaling $67.0 million (Note 9) and the paydown of the $45.3 million Courtyard San Diego Mission

CWI 9/30/2019 10-Q – 35

Valley mortgage loan in connection with the sale), cash distributions paid to stockholders aggregating $60.1 million, redemptions of our common stock pursuant to our redemption plan totaling $22.3 million and distributions to noncontrolling interests totaling $8.6 million, partially offset by proceeds from mortgage financing totaling $85.4 million (primarily from the refinancing of the Sheraton Austin at the Capitol loan (Note 9)), as well as the reinvestment of distributions in shares of our common stock through our DRIP totaling $32.3 million.

Distributions

Our current objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to manage a portfolio of investments with potential for capital appreciation throughout varying economic cycles. For the nine months ended September 30, 2019, we paid distributions to stockholders totaling $60.1 million, which were comprised of cash distributions of $27.8 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $32.3 million. From inception through September 30, 2019, we declared distributions, excluding distributions paid in shares of our common stock, to stockholders totaling $441.6 million, which were comprised of cash distributions of $185.0 million and $256.6 million of distributions that were reinvested by stockholders in shares of our common stock pursuant to our DRIP.

We believe that FFO, a non-GAAP measure, is an appropriate metric to evaluate our ability to fund distributions to stockholders. For a discussion of FFO, see Supplemental Financial Measures below. Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from our FFO or our Cash flow from operations. However, we have funded a portion of our cash distributions to date using net proceeds from our public offerings and there can be no assurance that our FFO or our Cash flow from operations will be sufficient to cover our future distributions. Our distribution coverage using FFO was approximately 71% of total distributions declared for the nine months ended September 30, 2019, with the balance funded with proceeds from other sources of cash, such as financings, borrowings or the sales of assets. We fully covered total distributions declared for the nine months ended September 30, 2019 using Net cash provided by operating activities.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the nine months ended September 30, 2019, we redeemed 2,259,533 shares of our common stock pursuant to our redemption plan, comprised of 487 redemption requests at an average share price of $9.89. As of the date of this Report, we have fulfilled all of the valid redemption requests that we received during the nine months ended September 30, 2019. We funded all share redemptions during the nine months ended September 30, 2019 from distributions that were reinvested by stockholders in shares of our common stock pursuant to our DRIP.

CWI 9/30/2019 10-Q – 36

Summary of Financing

The table below summarizes our non-recourse debt, net and WPC Credit Facility (dollars in thousands):

	September 30, 2019	December 31, 2018
Carrying Value
Fixed rate (a)	$939,233	$1,026,451
Variable rate:
WPC Credit Facility — Bridge Loan (Note 3)	35,000	40,802
WPC Credit Facility — Working Capital Facility (Note 3)	—	835
Non-recourse debt (a):
Amount subject to interest rate caps	321,194	285,067
Amount subject to floating interest rate	14,420	14,496
	370,614	341,200
	$1,309,847	$1,367,651
Percent of Total Debt
Fixed rate	72%	75%
Variable rate	28%	25%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.4%	4.3%
Variable rate (b)	5.1%	5.3%
___________

(a)	Aggregate debt balance includes deferred financing costs totaling $6.4 million and $6.6 million at September 30, 2019 and December 31, 2018, respectively.

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Hilton Garden Inn New Orleans French Quarter/CBD

During the third quarter of 2019, we refinanced the $10.0 million Hilton Garden Inn New Orleans French Quarter/CBD mortgage loan with a new mortgage loan of up to $18.0 million, of which $15.0 million was funded at closing. The loan has a floating annual interest rate of LIBOR plus 2.8% (subject to an interest rate cap) and a maturity date of July 1, 2022, with two one-year extension options. No gain or loss was recognized on the extinguishment of debt. This hotel was subsequently sold on October 9, 2019.

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

Lake Arrowhead Resort and Spa

The $14.5 million outstanding mortgage loan on Lake Arrowhead Resort and Spa that matured on May 29, 2019 was modified during the second quarter of 2019 to extend the maturity date to April 30, 2020. As part of this modification, we began making monthly amortization payments of $40,000 that will continue through the maturity date.

CWI 9/30/2019 10-Q – 37

Covenants

Pursuant to our mortgage loan agreements, our consolidated subsidiaries are subject to various operational and financial covenants, including minimum debt service coverage and debt yield ratios. Most of our mortgage loan agreements contain “lock-box” provisions, which permit the lender to access or sweep a hotel’s excess cash flow and could be triggered by the lender under limited circumstances, including the failure to maintain minimum debt service coverage ratios. If a lender requires that we enter into a cash management agreement, we would generally be permitted to spend an amount equal to our budgeted hotel operating expenses, taxes, insurance and capital expenditure reserves for the relevant hotel. The lender would then hold all excess cash flow after the payment of debt service in an escrow account until certain performance hurdles are met. Except as discussed below, at September 30, 2019, we were in compliance with the applicable covenants for each of our mortgage loans.

At March 31, 2018, the minimum debt service coverage ratio for the Courtyard Pittsburgh Shadyside was not met; this ratio was still not met as of September 30, 2019 and we have entered into a cash management agreement with the lender.

At September 30, 2018, the minimum debt service coverage ratio for the Westin Minneapolis was not met and we entered into a cash management agreement that permits the lender to sweep the excess cash flow from the hotel. As of September 30, 2019, this ratio was still not met and the cash management agreement remained in effect.

At September 30, 2018, the minimum debt service coverage ratio for the Equinox, a Luxury Collection Golf Resort & Spa was not met; this ratio was still not met as of September 30, 2019 and we have entered into a cash management agreement with the lender.

At December 31, 2018, the minimum debt yield ratio for the Sanderling Resort was not met; therefore, in May 2019, the loan began to amortize in an amount equal to the original loan amount over a 25-year period and will continue to amortize until such time as the minimum debt yield ratio is met. As of September 30, 2019, this ratio was still not met.

At September 30, 2019, the minimum debt service coverage ratio for the Holiday Inn Manhattan 6th Avenue Chelsea was not met and we entered into a cash management agreement that permits the lender to sweep the excess cash flow from the hotel.

Cash Resources

At September 30, 2019, our cash resources consisted of cash and cash equivalents totaling $78.8 million, of which $30.1 million was designated as hotel operating cash. We also had the $25.0 million Working Capital Facility, all of which remained available to be drawn at both September 30, 2019 and as of the date of this Report. Our cash resources can be used for working capital needs, debt service and other commitments, such as the renovation commitments noted below.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include (i) paying distributions to our stockholders, (ii) fulfilling our renovation commitments (Note 10), (iii) funding hurricane-related repair and remediation costs in excess of insurance proceeds received, (iv) funding lease commitments, (v) making scheduled mortgage loan principal payments, including (a) scheduled balloon payments totaling $149.0 million on three mortgage loans on our Consolidated Hotels and (b) our share of balloon payments scheduled for two Unconsolidated Hotels totaling $62.6 million, and (vi) paydown of the WPC Credit Facility, as well as other normal recurring operating expenses. We currently intend to refinance the mortgage loans, although there can be no assurance that we will be able to do so on favorable terms, if at all.

We expect to use cash generated from operations, the Working Capital Facility, mortgage financing and cash received from dispositions of properties to fund these cash requirements in addition to amounts held in escrow to fund our renovation commitments.

Capital Expenditures and Reserve Funds

With respect to our hotels that are operated under management or franchise agreements with major international hotel brands and for most of our hotels subject to mortgage loans, we are obligated to maintain furniture, fixtures and equipment reserve accounts for future capital expenditures sufficient to cover the cost of routine improvements and alterations at these hotels. The amount funded into each of these reserve accounts is generally determined pursuant to the management agreements, franchise agreements and/or mortgage loan documents for each of the respective hotels and typically ranges between 3% and 5% of the

CWI 9/30/2019 10-Q – 38

respective hotel’s total gross revenue. At both September 30, 2019 and December 31, 2018, $37.9 million was held in furniture, fixtures and equipment reserve accounts for future capital expenditures.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations (primarily our capital commitments and lease obligations) at September 30, 2019 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — Principal (a) (b)	$1,281,250	$168,069	$935,249	$177,932	$—
Interest on borrowings (c)	124,800	56,686	60,555	7,559	—
WPC Credit Facility (Bridge Loan) — Principal	35,000	35,000	—	—	—
Operating lease commitments (d)	926,269	5,530	10,879	10,680	899,180
Contractual capital commitments (e)	22,146	10,181	11,965	—	—
	$2,389,465	$275,466	$1,018,648	$196,171	$899,180
___________

(a)	Excludes deferred financing costs totaling $6.4 million.

(b)
Total Non-recourse debt — Principal due in less than one year includes $149.0 million of scheduled balloon payments on three consolidated mortgage loans. We currently intend to refinance these mortgage loans, although there can be no assurance that we will be able to do so on favorable terms, if at all.

(c)	For variable-rate debt, interest on borrowings is calculated using the capped interest rate, when in effect.

(d)
At September 30, 2019, this balance primarily related to our commitments on ground leases for two hotels, which expire in 2087 and 2099 and have contractual rent increases throughout their respective terms; therefore, the most significant commitments occur near the conclusion of the leases.

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

FFO and MFFO

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has promulgated a non-GAAP measure known as FFO, which we believe to be an appropriate supplemental measure, when used in addition to and in conjunction with results presented in accordance with GAAP, to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental non-GAAP measure. FFO is not equivalent to, nor a substitute for, net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as restated in December 2018. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, impairment charges on real estate, and depreciation and amortization from real estate assets; and after adjustments for unconsolidated partnerships and jointly owned investments. Adjustments for unconsolidated partnerships and jointly owned investments are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above. However, NAREIT’s definition of FFO does not distinguish between the conventional method of equity accounting and the HLBV method of accounting for unconsolidated partnerships and jointly owned investments.

CWI 9/30/2019 10-Q – 39

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization, as well as impairment charges of real estate-related assets, provides a more complete understanding of our performance to investors and to management; and when compared year over year, reflects the impact on our operations from trends in occupancy rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income or loss. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions, which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist. For real estate assets held for investment and related intangible assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the estimated future net undiscounted cash flow that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. It should be noted, however, that the property’s asset group’s estimated fair value is primarily determined using market information from outside sources such as broker quotes or recent comparable sales. In cases where the available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each asset to determine an estimated fair value. While impairment charges are excluded from the calculation of FFO described above due to the fact that impairments are based on estimated future undiscounted cash flows, it could be difficult to recover any impairment charges. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or loss or in its applicability in evaluating the operating performance of the company. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP measures FFO and MFFO and the adjustments to GAAP in calculating FFO and MFFO.

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

We define MFFO consistent with the IPA’s Practice Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”), issued by the IPA in November

CWI 9/30/2019 10-Q – 40

2010. This Practice Guideline defines MFFO as FFO further adjusted for the following items included in the determination of GAAP net income or loss, as applicable: acquisition fees and expenses; accretion of discounts and amortization of premiums on debt investments; where applicable, payments of loan principal made by our equity investees accounted for under the HLBV model where such payments reduce our equity in earnings of equity method investments in real estate, nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income or loss; nonrecurring gains or losses included in net income or loss from the extinguishment or sale of debt, hedges, derivatives or securities holdings, where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for Consolidated and Unconsolidated Hotels, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income or loss in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses that are unrealized and may not ultimately be realized.

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition-related expenses, fair value adjustments of derivative financial instruments and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income or loss. These expenses are paid in cash by a company. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by the company, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income or loss in determining cash flow from operating activities. We account for certain of our equity investments using the HLBV model which is based on distributable cash as defined in the operating agreement.

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

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income or loss as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-traded REIT industry and we would have to adjust our calculation and characterization of FFO and MFFO accordingly.

CWI 9/30/2019 10-Q – 41

FFO and MFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income attributable to CWI stockholders	$(2,454)	$(7,210)	$(16,519)	$14,697
Adjustments:
Depreciation and amortization of real property	19,186	18,708	58,175	57,838
Net (gain) loss on sale of real estate	(5,881)	669	(5,881)	(31,260)
Proportionate share of adjustments for partially-owned entities — FFO adjustments	6,471	4,566	7,251	5,106
Total adjustments	19,776	23,943	59,545	31,684
FFO attributable to CWI stockholders (as defined by NAREIT)	17,322	16,733	43,026	46,381
Adjustments:
Straight-line and other rent adjustments	1,946	1,761	6,246	4,443
Transaction costs (a)	1,483	—	1,483	—
Gain on hurricane-related property damage (b)	(880)	(41)	(880)	(1,106)
Net loss on extinguishment of debt	—	322	136	511
Proportionate share of adjustments for partially-owned entities — MFFO adjustments	312	140	816	589
Total adjustments	2,861	2,182	7,801	4,437
MFFO attributable to CWI stockholders	$20,183	$18,915	$50,827	$50,818
___________

(a)
The adjustment for the three months ended September 30, 2019 includes costs related to the proposed merger of $0.8 million that were included in Corporate general and administrative expenses in the consolidated financial statements during the six months ended June 30, 2019 and not presented as an adjustment to MFFO in that period. Upon announcement of the proposed merger, these costs were reclassified in the consolidated statement of operations to Transaction costs and presented as an adjustment to MFFO in the current quarter.

(b)	We excluded the gain on hurricane-related property damage (which does not include business interruption income) because of its non-recurring nature.

CWI 9/30/2019 10-Q – 42

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

At September 30, 2019, all of our debt bore interest at fixed rates or was subject to an interest rate cap, with the exception of the Bridge Loan, which had an outstanding balance of $35.0 million, as well as one mortgage loan with an outstanding balance of $14.4 million. Our debt obligations are more fully described in Note 9 and Summary of Financing in Item 2 above. The following table presents principal cash outflows for our Consolidated Hotels based upon expected maturity dates of our long-term debt obligations outstanding at September 30, 2019 and excludes deferred financing costs (in thousands):

	2019 (Remainder)	2020	2021	2022	2023	2024	Total	Fair Value
Fixed-rate debt	$4,124	$58,627	$458,173	$244,105	$126,618	$50,252	$941,899	$940,998
Variable-rate debt (a)	$909	$179,762	$75,350	$83,330	$—	$—	$339,351	$340,322
___________

(a)
Excludes $35.0 million outstanding under the Bridge Loan from WPC (Note 3). Unless the Advisory Agreement expires or is terminated, the Bridge Loan, as amended, is currently scheduled to mature on December 31, 2019.

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to an interest rate cap, is affected by changes in interest rates. A decrease or increase in interest rates of 1.0% would change the estimated fair value of this debt at September 30, 2019 by an aggregate increase of $24.6 million or an aggregate decrease of $25.2 million, respectively. Annual interest expense on our variable-rate debt that is subject to an interest rate cap at September 30, 2019 would increase or decrease by $3.1 million for each respective 1.0% change in annual interest rates.

CWI 9/30/2019 10-Q – 43

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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2019 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CWI 9/30/2019 10-Q – 44

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2019, we issued 342,920 shares of common stock to our Advisor as consideration for asset management fees. These shares were issued at our most recently published NAV of $10.39 per share. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, the shares issued were deemed to be exempt from registration.

All prior sales of unregistered securities have been reported in our previously filed quarterly reports on Form 10-Q and annual reports on Form 10-K.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended September 30, 2019:

2019 Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1 – 31	1,617	$10.00	N/A	N/A
August 1 – 31	—	—	N/A	N/A
September 1 – 30	861,190	9.90	N/A	N/A
Total	862,807
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

CWI 9/30/2019 10-Q – 45

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
2.1	Agreement and Plan of Merger, dated as of October 22, 2019, among Carey Watermark Investors Incorporated, Carey Watermark Investors 2 Incorporated and Apex Merger Sub LLC.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K, filed on October 22, 2019

2.2
Internalization Agreement, dated as of October 22, 2019, among Carey Watermark Investors Incorporated, CWI OP, LP, Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP, W. P. Carey Inc., Carey Watermark Holdings, LLC, CLA Holdings, LLC, Carey REIT II, Inc., WPC Holdco LLC, Carey Watermark Holdings 2, LLC, Carey Lodging Advisors, LLC, Watermark Capital Partners, LLC, CWA, LLC, and CWA 2, LLC.
Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K, filed on October 22, 2019

10.1	Commitment Agreement, dated as of October 1, 2019, among Watermark Capital Partners, LLC, Carey Watermark Investors Incorporated, Carey Watermark Investors 2 Incorporated, and Michael Medzigian.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on October 22, 2019

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

CWI 9/30/2019 10-Q – 46

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carey Watermark Investors Incorporated
Date:	November 8, 2019
		By:	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
(Principal Financial Officer)

Date:	November 8, 2019
		By:	/s/ Noah K. Carter
Noah K. Carter
Chief Accounting Officer
(Principal Accounting Officer)

CWI 9/30/2019 10-Q – 47

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
2.1	Agreement and Plan of Merger, dated as of October 22, 2019, among Carey Watermark Investors Incorporated, Carey Watermark Investors 2 Incorporated and Apex Merger Sub LLC.	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K, filed on October 22, 2019

2.2
Internalization Agreement, dated as of October 22, 2019, among Carey Watermark Investors Incorporated, CWI OP, LP, Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP, W. P. Carey Inc., Carey Watermark Holdings, LLC, CLA Holdings, LLC, Carey REIT II, Inc., WPC Holdco LLC, Carey Watermark Holdings 2, LLC, Carey Lodging Advisors, LLC, Watermark Capital Partners, LLC, CWA, LLC, and CWA 2, LLC.
Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K, filed on October 22, 2019

10.1	Commitment Agreement, dated as of October 1, 2019, among Watermark Capital Partners, LLC, Carey Watermark Investors Incorporated, Carey Watermark Investors 2 Incorporated, and Michael Medzigian.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on October 22, 2019

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith